Form 10-Q
period 2021-09-30
Innovative International Acquisition Corp.
filed 2021-12-10
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

INNOVATIVE INTERNATIONAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40964	98-1630742
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

24681 La Plaza Ste 300 Dana Point, CA, 92629
(Address of Principal Executive Offices, including zip code)

(805) 907-0597
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary share, par value S0.0001 per share, and one-half of one redeemable warrant	IOACU	The Nasdaq Stock Market LLC
Shares of Class A ordinary share, par value $0.0001 per share, included as part of the units	IOAC	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one Class A ordinary share for $11.50 per share, included as part of the units	IOACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ☐

As of December 10, 2021 there were 24,060,000 shares of Class A ordinary shares par value $0.0001 per share, and 8,050,000 shares of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Unaudited Financial Statements	2

	Condensed Balance Sheet as of September 30, 2021(unaudited)	2

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period March 22, 2021 (inception) through September 30, 2021 (unaudited)	3

	Condensed Statements of Changes in Shareholder’s Equity for the three months ended September 30, 2021 and for the period March 22, 2021 (inception) through September 30, 2021 (unaudited)	4

	Condensed Statement of Cash Flows for the period March 22, 2021 (inception) through September 30, 2021 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		26

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30,
2021
Assets
Deferred offering cost	$349,398
Total Assets	$349,398

Liabilities and Shareholder’s Equity
Current liabilities:
Accrued offering costs and expenses	$260,368
Promissory note – related party	79,889
Total current liabilities	340,257

Commitments and Contingencies (Note 6)

Shareholder’s Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,050,000 shares issued and outstanding(1)	805
Additional paid-in capital	24,195
Accumulated deficit	(15,859)
Total shareholder’s equity	9,141

Total Liabilities and Shareholder’s Equity	$349,398
(1)	Includes 1,050,000 shares subject to forfeiture. On April 17, 2021, the Sponsor paid $25,000 to cover certain offering costs in exchange for 7,187,500 Founder Shares. In September 2021, the Company effected a 1.12 share dividend for each Class B ordinary share outstanding, resulting in 8,050,000 Founder Shares being held by the Sponsor, up to 1,050,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. The underwriter exercised the full over-allotment option at the time of the consummation of the IPO resulting in no Founder Shares remaining subject to forfeiture. All shares and related amounts have been retroactively restated to reflect the split.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the
		Period
		from
		March 22,
		2021
	For the	(Inception)
	three months ended	through
	September 30,	September 30,
	2021	2021
Formation costs	$—	$15,859
Loss from operations	—	(15,859)

Net loss	$—	$(15,859)

Basic and diluted weighted average shares outstanding(1)	7,000,000	7,000,000
Basic and diluted net loss per share	$(0.00)	$(0.00)
(1)	Excludes 1,050,000 shares subject to forfeiture. On April 17, 2021, the Sponsor paid $25,000 to cover certain offering costs in exchange for 7,187,500 Founder Shares. In September 2021, the Company effected a 1.12 share dividend for each Class B ordinary share outstanding, resulting in 8,050,000 Founder Shares being held by the Sponsor, up to 1,050,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. The underwriter exercised the full over-allotment option at the time of the consummation of the IPO resulting in no Founder Shares remaining subject to forfeiture. All shares and related amounts have been retroactively restated to reflect the split.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

	Class B Ordinary		Additional		Total
	Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 22, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)	8,050,000	805	24,195	—	25,000
Net loss	—	—	—	(15,859)	(15,859)
Balance as of June 30, 2021 (unaudited)	8,050,000	$805	$24,195	$(15,859)	$9,141
Net loss	—	—	—	—	—
Balance as of September 30, 2021 (unaudited)	8,050,000	$805	$24,195	$(15,859)	$9,141
(1)	Includes 1,050,000 shares subject to forfeiture. On April 17, 2021, the Sponsor paid $25,000 to cover certain offering costs in exchange for 7,187,500 Founder Shares. In September 2021, the Company effected a 1.12 share dividend for each Class B ordinary share outstanding, resulting in 8,050,000 Founder Shares being held by the Sponsor, up to 1,050,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. The underwriter exercised the full over-allotment option at the time of the consummation of the IPO resulting in no Founder Shares remaining subject to forfeiture. All shares and related amounts have been retroactively restated to reflect the split.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period
from March 22,
2021 (Inception)
through
September 30,
2021
Cash flows from Operating Activities:
Net loss	$(15,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	15,859
Net cash used in operating activities	—

Net change in cash	—
Cash, beginning of the period	—
Cash, end of the period	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$9,141
Deferred offering costs included in accrued offerings costs and expenses	$79,889
Accrued expenses paid by Sponsor under the promissory note	$260,368

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Liquidity

Innovative International Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on March 22, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”). The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Innovative International Sponsor I LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on October 26, 2021 (the “Effective Date”). On October 29, 2021, the Company consummated its IPO of 23,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), which is discussed in Note 3 (the “Public Offering”) and the sale of 1,060,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to the Sponsor, and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters that closed simultaneously with the Public Offering, which is discussed in Note 4.

Transaction costs amounted to $16,664,843 consisting of $3,173,059 of underwriting commissions, $12,100,000 of deferred underwriting commissions and $1,391,784 of other cash offering costs and were charged to equity.

The initial Business Combination must occur with one or more operating businesses or assets with an aggregate fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the Public Offering, management deposited an amount equal to at least $10.20 per Unit sold in the Public Offering, including the proceeds of the Private Placement Shares, will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 15 months from the closing of the Public Offering, subject to applicable law.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares (the “Public Shares”) upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the

Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the applicable law or stock exchange listing requirement.

The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to Cantor.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 15 months from the closing of the Public Offering to complete the Business Combination (the “Combination Period”). If the Company is unable to consummate the Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

The Sponsor, officers, and directors have agreed (i) to waive their redemption rights with respect to their Founder Shares held by them, and any public shares they may acquire during or after the Public Offering in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame), and (iv) vote their Founder Shares and public shares in favor of the Company’s initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. Because we are a blank check company, rather than an operating company, and the Company’s operations will be limited to searching for prospective target businesses to acquire, the only third parties the Company currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses.

Liquidity and Capital Resources

As of September 30, 2021, the Company had no cash and a working capital deficit of $340,257. Following the consummation of the IPO on October 29, 2021, the Company had $2,800,472 of cash available to it, temporarily being held in the Sponsor’s bank account, and working capital of $1,210,696. The Company opened its operating bank account and the $2,800,472 was transferred to it from the Sponsor’s account on November 1, 2021.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date of this filing and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus, which contains the initial audited financial statements and notes thereto for the period from March 22, 2021 (inception) to June 30, 2021, as filed with the SEC on October 28, 2021. The interim results for the three months ended September 30, 2021 and for the period from March 22, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of this financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—"Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the Public Offering. Offering costs amounted to $16,664,843 and were charged to equity upon the completion of the IPO.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by charges against additional paid in capital and accumulated deficit.  As of September 30, 2021, there are no Class A ordinary shares subject to possible redemption outstanding.

Warrants

The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

The Company accounts for the warrants as equity-classified. As such, the warrants were recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

Net Loss Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. Net loss per ordinary share is computed by dividing the pro rata net loss between the redeemable ordinary shares and the non-redeemable ordinary shares of by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Public Offering

On October 29, 2021, the Company consummated its IPO of 23,000,000 Units, which included the full exercise of the underwriters’ over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Note 4 — Private Placement

Simultaneously with the consummation of the IPO, the Sponsor, Cantor and CCM purchased an aggregate of 1,060,000 Class A ordinary shares (which included the full exercise of the underwriters’ over-allotment option), or Private Placement Shares, at a price of $10.00 per share ($10,600,000 in the aggregate) in a private placement that closed simultaneously with the closing of the offering. Of those 1,060,000 Private Placement Shares, the Sponsor purchased 960,000 shares, CCM purchased 30,000 shares and Cantor purchased 70,000 shares.

The private placement shares will not be transferable, assignable or saleable until 30 days after the completion of the Initial Business Combination. Additionally, the Private Placement Shares will be non-redeemable so long as they are held by the Sponsor, CCM, Cantor or their permitted transferees. If the Private Placement Shares are held by holders other than the Sponsor, Cantor or their permitted transferees, the Private Placement Shares will be redeemable by the Company in all redemption scenarios.

Note 5 — Related Party Transactions

Founder Shares

On April 17, 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On September 20, 2021, the Company effected a 1.12 share dividend for each Class B ordinary share outstanding, resulting in 8,050,000 Founder Shares being held by the Sponsor, up to 1,050,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. The underwriter fully exercised their over-allotment option on October 29, 2021 meant no Founder Shares were subject to forfeiture. All shares and related amounts have been retroactively restated to reflect the split.

The Sponsor officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our sponsor, officers and directors with respect to any Founder Shares (the “Lock-up”).

Promissory Note — Related Party

On April 17, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021, or the closing of the Public

Offering. The loan will be repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of September 30, 2021, the Company had $79,889 in borrowings under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Shares. The terms of the Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments & Contingencies

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. The underwriters exercised the full over-allotment at the consummation of the Public Offering on October 29, 2021.

The underwriters were entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,000,000 , which was paid at the time of the IPO out of the gross proceeds.

Additionally, the underwriters are entitled to five percent (5%) per unit (and seven percent (7%) per over-allotment unit, or $12,100,000 for deferred underwriting commissions. The deferred commissions will be payable only upon completion of the Business Combination.

Financial Advisory Fee

The Company engaged CCM, an affiliate of a passive member of the Company’s Sponsor, to provide consulting and advisory services in connection with the Public Offering, for which it received an advisory fee equal to 0.6% of the aggregate proceeds of this offering net of underwriter’s expenses. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. CCM has agreed to defer the portion of its fee resulting from exercise of the underwriters’ over-allotment option until the consummation of the Company’s Business Combination. The Company will also engage CCM as an advisor in connection with the Company’s Business Combination for which it will earn an advisory fee of 1.05% of the proceeds of the Public Offering payable at closing of the Company’s Business Combination. CCM is engaged to represent the Company’s interests only. CCM is not participating in this offering as defined in FINRA Rule 5110(j)(16); it is acting as an independent financial adviser as defined in FINRA Rule 5110(j)(9). As such, CCM is not acting as an underwriter in connection with the Public Offering, it will not identify or solicit potential investors in this offering or otherwise be involved in the distribution of the Public Offering.

Note 7 — Shareholder’s Equity

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2021, there were 8,050,000 Class B ordinary shares issued and outstanding. Of the 8,050,000 Class B ordinary shares, up to 1,050,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. The underwriters exercised their full over-allotment on October 29, 2021, resulting in none of the Founder Shares being subject to forfeiture.

Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, however, that holders of the Class B ordinary shares will have the right to appoint all of the Company’s directors prior to the initial Business Combination and holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of the Founder Shares voting in a general meeting. Unless specified in the Companies Act, the Company’s amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders (other than the appointment of directors), and the affirmative vote of a majority of the Company’s Founder Shares is required to approve the appointment of directors.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for share subdivisions, share consolidations, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein and in the Company’s amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, and any Private Placement Shares issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Any conversion of the Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Public Warrants — Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the offer and sale of such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. The Company cannot assure you that it will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the offer and sale of the shares issuable upon exercise of the warrants is not registered under the Securities Act, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the last reported sale price (the “closing price”) of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holder.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement except as follows:

On October 29, 2021 the Company consummated its IPO of 23,000,000 Units, which included the exercise in full of the underwriters’ option to purchase an additional 3,000,000 Units to cover over-allotments. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable Warrant, each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 1,060,000 Class A Private Placement Shares to Innovative International Sponsor I LLC, Cantor Fitzgerald & Co. and J.V.B. Financial Group, LLC on behalf of its division, Cohen & Company Capital Markets at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $10,600,000.

A total of $234,600,000 ($10.20 per Unit), comprised of $225,000,000 of the net proceeds from the IPO, including $12,100,000 of the underwriters’ deferred discount, and $9,600,000 of the proceeds of the sale of the Private Placement Shares, was placed in a U.S.-based trust account at Morgan Stanley Smith Barney LLC, maintained by American Stock Transfer & Trust Company, LLC, acting as trustee. An audited balance sheet as of October 29, 2021 reflecting receipt of the proceeds upon consummation of the IPO and the Private Placement has been issued by the Company and is included as Exhibit 99.1 to this Current Report on Form 8-K.

Additionally, CCM, an affiliate of a passive member of the Company’s Sponsor, provided consulting and advisory services in connection with the Public Offering, for which it received an advisory fee equal to 0.6% of the aggregate proceeds of this offering net of underwriter’s expenses (see Note 6).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Innovative International Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Innovative International Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Island exempted company on March 22, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

As of September 30, 2021, we had not commenced any operations. All activity for the period from March 22, 2021 (inception) through September 30, 2021, relates our formation and the initial public offering. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Our sponsor is Innovative International Sponsor I LLC, a Delaware limited liability company (the “Sponsor”).

Our registration statement for the IPO was declared effective on October 26, 2021 (the “Effective Date”). On October 29, 2021, we consummated our IPO of 23,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option) and the sale of 1,060,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to our Sponsor, Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters that closed simultaneously with the Public Offering.

Transaction costs amounted to $16,664,843 consisting of $3,173,059 of underwriting commissions, $12,100,000 of deferred underwriting commissions and $1,391,784 of other cash offering costs and were charged to equity.

Our initial Business Combination must occur with one or more operating businesses or assets with an aggregate fair market value equal to at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with the initial Business Combination. However, we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the Public Offering, management deposited an amount equal to at least $10.20 per Unit sold in the Public Offering, including the proceeds of the Private Placement Shares, will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of our initial Business Combination, the redemption of our public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if we do not complete our initial Business Combination within 15 months from the closing of the Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 15 months from the closing of the Public Offering, subject to applicable law.

We will have only 15 months from the closing of the Public Offering to complete the Business Combination (the “Combination Period”). If we are unable to consummate our Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Results of Operations and Known Trends or Future Events

Through September 30, 2021, we have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

Liquidity and Capital Resources

As of September 30, 2021, the Company had no cash and a working capital deficit of $340,257. Following the consummation of the IPO on October 29, 2021, the Company had $2,800,472 of cash available to it, temporarily being held in the Sponsor’s bank account, and working capital of $1,210,696. The Company opened its operating bank account and the $2,800,472 was transferred to it from the Sponsor’s account on November 1, 2021.

Our liquidity needs have been satisfied prior to completion of this offering through advances on behalf of the company of $25,000 from the sale of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of

September 30, 2021 we had borrowed $79,889 under the unsecured promissory note. We estimate that the net proceeds from (i) the sale of the units in this offering, after deducting offering expenses of approximately $550,000 and underwriting commissions of $4,000,000 (excluding deferred underwriting commissions of $10,000,000 (or $12,100,000 if the underwriters’ over-allotment option is exercised in full)), and (ii) the sale of the private placement shares for a purchase price of $10,000,000 in the aggregate, will be $205,450,000 (or $236,050,000 if the underwriters’ over-allotment option is exercised in full). Of this amount, $204,000,000 (or $234,600,000 if the underwriters’ over-allotment option is exercised in full), including $10,000,000 (or $12,100,000 if the underwriters’ over-allotment option is exercised in full) in deferred underwriting commissions, will be deposited into a non-interest bearing trust account. The funds in the trust account will be invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1,450,000 will not be held in the trust account. In the event that our offering expenses exceed our estimate of $550,000 we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to hold outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $550,000, the amount of funds we intend to hold outside the trust account would increase by a corresponding amount.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us $1,450,000 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Class A ordinary shares at a price of $10.00 per share, at the option of the lender. Such shares would be identical to the private placement shares. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately: $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting any business combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements, including certain regulatory fees; $75,000 for Nasdaq continued listing fees; $650,000 for directors and officers liability insurance; $150,000 for office space, administrative and support services; and $125,000 for working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Contractual Obligations

On April 17, 2021, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021, or the closing of the Public Offering. A portion of the loan was be repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of September 30, 2021, we had $79,889 in borrowings under the promissory note.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus as we have conducted no operations to date.

Certain Relationships and Related Party Transactions

On April 17, 2021, our sponsor paid $25,000 to cover certain of our offering costs in exchange for 7,187,500 founder shares. On September 20, 2021, we effected a dividend of 1.12 shares for each outstanding Class B ordinary share, resulting in an aggregate of 8,050,000 founder shares being held by our sponsor (up to 1,050,000 shares of which are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised), resulting in a purchase price of approximately $0.003 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. As such, our initial shareholders will collectively own approximately 25% of our issued and outstanding shares (excluding any shares underlying any units our initial shareholders may purchase in this offering and the private placement shares our sponsor intends to purchase in the private placement) after this offering. If we increase or decrease the size of the offering, we will effect a capitalization or share surrender or redemption or other appropriate mechanism, as applicable with respect to our Class B ordinary shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of founder shares our initial shareholders at approximately 25% of our issued and outstanding ordinary shares (excluding any shares underlying any units our initial shareholders may purchase in this offering and the private placement shares our sponsor intends to purchase in the private placement) upon the consummation of this offering. None of our sponsor, officers, and directors intends to purchase any units in this offering.

Upon the listing of our securities on Nasdaq, we will reimburse our sponsor for office space, secretarial and administrative services provided to members of our management team, in the amount of $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our sponsor, officers and directors, advisers, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors, advisers, or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of this offering, our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of this offering. As of September 30, 2021, the Company had $79,889 in borrowings under the promissory note with our sponsor. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021, or the closing of this offering. These loans will be repaid upon the closing of this offering out of the offering proceeds not held in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Class A ordinary shares at a price of $10.00 per share, at the option of the lender. Such shares would be identical to the private placement shares. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our sponsor, Cantor and Cohen & Company Capital Markets (“CCM”) have committed to purchase an aggregate of 1,000,000 Class A ordinary shares (or up to 1,060,000 depending on the extent to which the underwriters’ over-allotment option is exercised) at a price of $10.00 per share ($10,000,000 in the aggregate, or up to $10,600,000 depending on the extent to which the underwriters’ over-allotment option is exercised) in a private placement that will close simultaneously with the closing of this offering. Of those 1,000,000 private placement shares, our sponsor has agreed to purchase 900,000 private placement shares (or up to 960,000 depending on the extent to which the underwriters’ over-allotment option is exercised), CCM has agreed to purchase 30,000 private placement shares, and Cantor has agreed to purchase 70,000 private placement shares. Our sponsor, Cantor and CCM will be permitted to transfer the private placement shares they hold to certain permitted transferees, including their respective directors, officers, and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities. In addition, the private placement shares will not, subject to certain limited exceptions, be transferable or salable until 30 days after the completion of our initial business combination. The private placement shares will not be redeemable by us so long as they are held by the initial purchasers or their respective permitted transferees. If the private placement shares are held by holders other than the initial purchasers or their respective permitted transferees, the private placement shares will be redeemable by us and exercisable by the holders on the same basis as the shares and warrants included in the units being sold in this offering. Otherwise and, except as described under “Description of Securities –Ordinary Shares – Private Placement Shares” in the , the private placement shares have terms and provisions that are identical to those of the public shares being sold in this offering.

Pursuant to a registration rights agreement that we will enter into with our sponsor, our directors, our officers Cantor and CCM on or prior to the closing of this offering, we may be required to register the offer and sale of certain securities under the Securities Act. These holders, and holders of shares issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register the offer and sale of certain of our securities held by them under the Securities Act and to have the resale of the securities covered thereby registered pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include the offer and sale of their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the offer and sale of the securities covered thereby are released from their lock-up restrictions, as described herein. Notwithstanding the foregoing, Cantor may not exercise their demand and “piggyback” registration rights after five and seven years after the effective date of the registration statement of which this prospectus forms a part and may not exercise their demand rights on more than one occasion. We will bear the costs and expenses of filing any such registration statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. Net loss per ordinary share is computed by dividing the pro rata net loss between the redeemable ordinary shares and the non-redeemable ordinary shares of by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of this offering and the sale of the private placement shares held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

We are not currently required to evaluate and report on an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement. Prior to the closing of this offering, we have not completed an assessment, nor have our registered independent accounting firm tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;
●	reconciliation of accounts;
●	proper recording of expenses and liabilities in the period to which they relate;
●	evidence of internal review and approval of accounting transactions;
●	documentation of processes, assumptions and conclusions underlying significant estimates; and
●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting. Once our management’s report on internal controls is complete, we will retain our registered independent accounting firm to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, as amended, for our IPO filed with the SEC on October 28, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on October 28, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-260089). The Registration Statement on Form S-1, as amended (the “Registration Statement”), for the Company’s IPO was declared effective on October 26, 2021. On October 27, 2021, the Company consummated the IPO of 23,000,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $230,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,060,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Innovative International Sponsor I LLC (the “Sponsor”) and Cantor Fitzgerald & Co., the representative of the underwriters, generating gross proceeds of $10,600,000.

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $16,664,843, consisting of $3,173,059 of underwriting fees, $12,100,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,391,784 of other costs. As described in Note 6, the $12,100,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 22, 2023, subject to the terms of the underwriting agreement.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 additional Units upon receiving notice of the underwriter’s election to partially exercise its over-allotment option (“Overallotment Units”), generating additional gross proceeds of $30,000,000. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 1,060,000 Private Placement Units to the Sponsor, generating gross proceeds of $10,600,000.

Following the closing of the IPO, $234,600,000 from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants, including the amounts generated from the exercise of the underwriters’ over-allotment option, was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

We paid a total of $15,273,059 underwriting discounts and commissions and $1,391,784 for other offering costs and expenses related to the IPO. In addition, the underwriter agreed to defer $12,100,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated October 26, 2021, by and between the Registrant and Cantor Fitzgerald & Co. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated October 26, 2021, by and between the Registrant and American Stock Transfer & Trust Company, LLC. (1)
10.1	Letter Agreement, dated October 26, 2021, among the Registrant, the Registrant’s officers and directors, and Innovative International Sponsor I LLC. (1)
10.2	Investment Management Trust Agreement, dated October 26, 2021, by and between the Registrant and American Stock Transfer & Trust Company, LLC. (1)
10.3	Registration Rights Agreement, dated October 26, 2021, by and among the Registrant, Innovative International Sponsor I LLC and certain other security holders of the Registrant. (1)
10.4	Administrative Services Agreement, dated October 26, 2021, by and between the Registrant and Innovative International Sponsor I LLC. (1)
10.5	Private Placement Shares Purchase Agreement, dated October 26, 2021, by and between the Registrant and Innovative International Sponsor I LLC. (1)
10.6	Private Placement Shares Purchase Agreement, dated October 26, 2021, by and between the Registrant and Cantor Fitzgerald & Co. (1)
10.7	Private Placement Shares Purchase Agreement, dated October 26, 2021, by and between the Registrant and J.V.B. Financial Group, LLC on behalf of its division, Cohen & Company Capital Markets. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 29, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

Date: December 10, 2021	By:	/s/ Mohan Ananda
	Name:	Mohan Ananda
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: December 10, 2021	By:	/s/ Elaine Price
	Name:	Elaine Price
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)