Form 10-K
period 2021-12-31
Innovative International Acquisition Corp.
filed 2022-03-29
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40964

Innovative International Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization) 24681 La Plaza Ste 300 Dana Point, CA	(I.R.S. Employer Identification Number) 92629
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number , including area code: (805) 907-0597

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	IOACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share, included as part of the units	IOAC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one Class A ordinary share, each whole Warrant exercisable for $11.50 per share	IOACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

Auditor PCAOB Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, New York

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Stock Market on October 27, 2021 and the registrant’s shares of Class A ordinary shares and warrants began trading on the Nasdaq Stock Market on December 21, 2021. The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on December 31, 2021, as reported on the Nasdaq Stock Market was $231,380,000.

As of March 1, 2022, there were 24,060,000 Class A ordinary shares issued or outstanding, par value $0.0001 per share, and 8,050,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“AST” are to American Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“board of directors” or “board” are to the board of directors of the company;
●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;
●	“CCM” are to Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, an affiliate of a passive member of our sponsor;
●	“Class A ordinary shares” are to our Class A ordinary shares of par value $0.0001 per share of the company;
●	“Class B ordinary shares” are to our Class B ordinary shares of par value $0.0001 per share of the company;
●	“Company,” “company,” “our company,” “IIAC,” “we,” or “us” are to Innovative International Acquisition Corp., a Cayman Islands exempted company;
●	“Companies Act” are to the Companies Act (as revised) of the Cayman Islands exempted company as the same may be amended from time to time;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to the initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on October 29, 2021;
●	“initial shareholders” are to our sponsor (as defined below), and any of our officers or directors that hold founder shares;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“letter agreement” refers to the letter agreement, the form of which is filed as an exhibit to the Registration Statement for our initial public offering;
●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“preference shares” are to our preference shares of par value $0.0001 per share in the share capital of the company;
●	“private placement shares” are to the Class A ordinary shares issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of the initial public offering;
●	“public shareholders” are to the holders of our public shares;
●	“public shares” are to our Class A ordinary shares offered as part of the units in the initial public offering (whether they are subscribed for in the initial public offering or thereafter in the open market) and references to “public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchased public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;
●	“public warrants” are to the redeemable warrants which were sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);
●	“Registration Statement” are to the Form S-1 filed with the SEC on October 6, 2021, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to Innovative International Sponsor I LLC, a Delaware limited liability company, controlled by Mohan Ananda, our Chairman and Chief Executive Officer;
●	“trust account” are to the trust account in which an amount of $234,600,000 ($10.20 per unit) from the net proceeds of the sale of the units and private placement shares in the initial public offering was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one Class A ordinary share, one-half of one redeemable warrant; and
●	“warrants” are to our redeemable warrants, which includes the public warrants.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on March 22, 2021 in the Cayman Islands for the purpose of effecting an initial business combination. Since our initial public offering (as described below), we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we expect to focus on a target in an industry where we believe our management team’s and founders’ expertise provides us with a competitive advantage, including the consumer technology, healthcare sector, information technology services, and enterprise software as a service in multiple countries such as India, UK, Singapore, etc.

Initial Public Offering

On October 29, 2021, we consummated our initial public offering of 23,000,000 units (including 3,000,000 units offered in connection with the full exercise of underwriters’ over-allotment options). Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 1,060,000 Class A ordinary shares, at a price of $10.00 per private share, in a private placement to the sponsor, CCM and Cantor, the representative of the underwriters of our initial public offering, generating gross proceeds of 10,600,000.

A total of $234,600,000 from the net proceeds from the initial public offering and the private placement shares was placed in the trust account maintained by AST, acting as trustee.

Our management team is led by Dr. Mohan Ananda and Madan Menon, who are looking to leverage their extensive experience in starting and scaling businesses in the information technology and healthcare space, both domestically and internationally. We must complete our initial business combination within 15 months from the closing of our initial public offering. If our initial business combination is not consummated by January 29, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Company Description

IIAC was formed by Dr. Mohan Ananda and Madan Menon, who are looking to leverage their extensive experience in starting and scaling businesses in the information technology and healthcare space, both domestically and internationally. The objective of IIAC is to partner with an organization that has attained growth revenue and is looking at expanding business lines and geographical areas. IIAC elected to incorporate in the Cayman Islands in order to ensure access to a wider deal flow from multiple countries such as India, UK, Singapore, etc. IIAC intends to focus its search for business combination targets in the following four industries:

A)	Consumer Technology;

B)	Healthcare;
C)	Information technology services; and
D)	Enterprise software as a service (SaaS).

COVID-19 has accelerated the adoption of ecommerce and created a greater awareness of healthcare. Telemedicine and ecommerce have gained significant investments and e-commerce market size increased multifold from April 2019 through April 2020. With renewed attention to healthcare and services due to the global pandemic, it is estimated that global healthcare spending could reach more than $10 trillion by 2022. This is an indication of market potential and it is projected to grow at an accelerated pace.

a) Consumer Technology — The global ecommerce market size was valued at more than $9 trillion in 2019 and is expected to grow at a compound annual growth rate of at least 14% for the next seven years. Digital content, travel and leisure, financial services, electronic retailing (e-tailing), among other things, present a variety of e-commerce options available to the internet-accessing customer base that are gaining momentum with increased internet usage. The digital first customer (i.e., customers who rely heavily on digital communication when they shop) has had a positive impact on the buying power of a generation of users who have made verbs of popular brands. The growing importance of faster browsing has led to the development in the connectivity, leading to developments in 4G and 5G technology. According to market research, retail ecommerce is expected to exceed $563 billion in revenue by 2025 in the United States alone. Certain members of the IIAC team are involved in the development of a social commerce app, Frientap, which gives the IIAC team a unique perspective on the ecommerce market and building marketplaces. The IIAC team intends to leverage its experience to find a competitive business combination that can capitalize on these industry trends to stay ahead of the competition and participate in the e-commerce growth story.
b) Healthcare — Healthcare spending comprises more than 10% of the GDP of most developed countries. For the US, this figure was close to 18% in 2019. The healthcare sector is the US’s largest employer, employing 1 in 8 US citizens. The US Healthcare industry consists of more than 784,000 companies. According to research, (i) patient care will account for approximately $1.1 trillion, or approximately 64%, of US healthcare service revenue in 2021 and (ii) inpatient and rehabilitation will account for approximately $74.8 billion, or approximately 4.5%, of US healthcare service revenue in 2021. With such a large touchpoint, healthcare takes up a considerable mindshare as well as wallet share world-wide. At a global scale, North America’s healthcare industry revenue stands at $714.5 billion with Europe running up at $422 billion and the rest of the world at $63.4 billion. With such large expenses, incorporating Artificial Intelligence & Machine Learning and implementing best practices from other industries to save costs and streamline processes can act as a change agent in this industry. The IIAC team will leverage its healthcare expertise to identify strong business combination opportunities and partner with its network to incorporate technology advancements and thereby accelerate growth.
c) IT Services — IT services refer to the application of business and technical expertise to enable organizations in the creation, management and optimization of or access to information and business processes. The IT services market can be segmented by the type of skills that are employed to deliver the service (design, build, run). There are also different categories of service: business process services, application services and infrastructure services. If these services are outsourced, they are referred to as business process outsourcing (BPO), applications outsourcing (AO) and infrastructure outsourcing. The IIAC team intends to leverage its deep industry knowledge and extensive network to source deals that will allow the IIAC team to add value to the combined business entity though differentiation strategies and technology assimilation.
d) Enterprise SaaS — In the traditional definition, enterprise software is software that an organization buys and installs on its servers. The purchase and installation of this software requires high upfront costs and capital expenditure allocations. SaaS or Software as a Service, by contrast, is software that is rented and is hosted “in the cloud” and accessed via the internet. This provides flexibility to the organization by allowing access from anywhere, and significantly, SaaS offerings tend to be multi-tenant, meaning that multiple organizations are working on the same version of software. This allows for better version control and faster deployment of updates and enhancements. The biggest advantage of the SaaS approach is that the organization can change this expense from a capital expenditure to an operational expenditure. Many enterprise SaaS companies exist, and the IIAC team will be looking to leverage its technology experience to evaluate business combination opportunities and use its network to provide value to the business combination target and facilitate the target’s growth.

Competitive Advantages

Our team brings significant experience with sourcing, M&A and growth. The management team and the board of directors have worked across Europe, Asia and the Americas in establishing and growing companies. The team intends to leverage its M&A experience in these geographies to execute our business combination in the most effective manner. Each member of the management team is an accomplished entrepreneur and operator. Each also has a strong track record of identifying and sourcing deals both from an M&A perspective as well as sales growth and brand recognition. With the team’s experience working in multiple industries, identifying strong targets based on our unique methods of selection will ensure a reliable and resilient company that can grow with the ebbs and flows of the global economy.

Acquisition Criteria

We have established the criteria and guidelines listed below in accordance with our strategy, which we believe are important in evaluating prospective targets. However, may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

We believe significant opportunities exist to invest in companies that are well positioned to benefit from tech-enabled trends that can command a valuation between $1 billion to $2.5 billion. Our team includes seasoned executives who cumulatively have over 220 years of experience in STEM, medical technologies, consumer goods, entertainment, information security (infosec) and Fintech and we intend to leverage this experience as we seek to acquire an organization in one of the four spaces indicated earlier of consumer technology, ecommerce, healthcare or enterprise SaaS, either in the US or Asia-Pacific (APAC) region. Our team intends to leverage on its deep business ties within the tech community in these regions to evaluate a broad range of attractive opportunities. While analyzing the prospective target companies, we fully intend to value target companies through industry standard methods, such as using existing public company comparables, proprietary modeling and or independent analysis.

Our management team and independent board members have a complementary set of relevant skills across public and private investing with proven operating experience. Our acquisition strategy focuses on leveraging these skills to create a strong deal flow and robust acquisition process. While financial performance of the target organization is paramount, we intend to ensure a holistic evaluation covering the following areas:

a) Sustainable market:   we will focus on an organization that is able to address a sustainable market and not a hype-driven market segment.

b) Technology Adoption:   we will seek an entity that can effect change in its clients using technology or that can stimulate growth with technology adoption.

c) Management team:   we will seek an organization that has a strong management team that has been able to establish itself in the market and has established a succession plan.

d) ESG:   we will seek an organization that has incorporated Economic, Social & Corporate Governance into its core values to ensure the organization is determined to do well financially as well as make a positive impact in society.

e) Culture:   we will seek an organization that has embraced an open and accepting culture to help foster a strong relationship with its employees and other stakeholders in order to ensure that there is a positive and symbiotic culture.

After identifying the target and completing the business combination, IIAC will partner with the management team of the post-business combination entity in a variety of ways, including providing advice, implementing a new business strategy, and leveraging the team’s experience and expertise in mergers and acquisitions and our experience in strategy, IT, finance, marketing and treasury.

Our Business Combination Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, (i) meetings with incumbent management and their advisors (if applicable); (ii) document reviews; (iii) interviews with various stakeholders, including, but not limited to, employees, customers and suppliers; (iv) on-site inspection of facilities; and (v) reviewing financial, operational, legal and other information which will be made available to us.

Our acquisition criteria, due diligence processes, and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and the relationships they have developed as a result of such experience, provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships and this experience provide us with important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other Acquisition Considerations

Members of our management team may directly or indirectly own our ordinary shares or private placement shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and in the future any of our officers and directors may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our officers or directors would materially affect our ability to complete our business combination.

Our officers and directors are not prohibited from becoming either a director or officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act.

Initial Business Combination

Nasdaq rules require that our initial business combination must occur with one or more operating businesses or assets with an aggregate fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion that the price we are paying for a target is fair to our company from a financial point of view from any of the following: (i) an independent investment banking firm; (ii) another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire; or (iii) from an independent accounting firm. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. If our securities are not listed on Nasdaq, we would not be required to satisfy the 80% fair market test. However, we intend to satisfy the 80% fair market test even if our securities are not listed on Nasdaq at the time of our initial business combination.

We have filed a Registration Statement on Form 8-A with the Securities Exchange Commission to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their equity interests, shares and/or shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K promulgated by the SEC. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of $222,500,000 assuming no redemptions and after payment of $12,100,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private placement shares, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from either (i) an independent investment banking firm that is a member of FINRA, (ii) another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or (iii) an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to these requirements, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the issued and outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of fair market value test. There is no basis for investors of our Class A ordinary shares to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, (i) meetings with incumbent management and their advisors (if applicable); (ii) document reviews; (iii) interviews with various stakeholders, including, but not limited to, employees, customers and suppliers; (iv) on-site inspection of facilities; and (v) reviewing financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that, so long as our securities are listed on Nasdaq, our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management endeavors to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we will conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the initial business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business or Businesses

So long as our securities are listed on Nasdaq, the target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (less certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination. So long as our securities are listed on Nasdaq, if we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account (less certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities (although our amended and restated memorandum and articles of association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). If we issue securities in order to consummate such an initial business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Since we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);
●	Any of our directors, officers or substantial shareholder (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% of greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Redemption Rights for Public Shareholders Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, our directors, and our officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares held by them, and any public shares they may acquire during or after our initial public offering in connection with the completion of our initial business combination. CCM and Cantor have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to the private placement shares held by them.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders have agreed (and their permitted transferees will agree) to vote any founder shares and private placement shares held by them and any public shares purchased during or after the initial public offering. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their respective permitted transferees will own at least 25% of our issued and outstanding ordinary shares entitled to vote thereon (excluding any shares underlying any units our initial shareholders may purchase in the initial public offering and the private placement shares our sponsor purchased in the private placement). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, our directors, and our officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares held by them, and any public shares they may acquire during or after the initial public offering in connection with the completion of our initial business combination. CCM and Cantor will not be entitled to redemption rights with respect to any private placement shares held by them in connection with the completion of a business combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares that are not purchased by our sponsor, which number will be based on the requirement that we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated memorandum and articles of association provide that we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Rights upon Consummation of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.”. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from our sponsor, officers and directors, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in the IPO or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Permitted Purchases of Our Securities by Our Affiliates

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, or their respective affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants such persons may purchase. However, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, or their respective affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. Such persons will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Such purchases could result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, or their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, or their respective affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, or their respective affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, or their respective affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers, or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, or their respective affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Tendering Share Certificates in Connection With a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by other blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he, she, or it could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he, she, or it could sell his, her, or its shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until January 29, 2023.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only until January 29, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by January 29, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest that shall be net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by January 29, 2023.

Our sponsor, our officers, and our directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by January 29, 2023. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the trust account in the event we do not complete our initial business combination by January 29, 2023 and subsequently liquidate and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares. However, if our sponsor, our officers, or our directors acquire public shares after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by January 29, 2023.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 29, 2023 or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,450,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.20 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,450,000 from the proceeds of the IPO and the sale of the private placement shares, with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. Our offering expenses exceeded our estimate of $550,000, thus the amount of funds we intend to hold outside the trust account decreased by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 29, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by January 29, 2023, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and our outstanding warrants and the potential future dilution they represent, may not be viewed favourably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Management — Conflicts of Interest

Certain of our directors and officers have fiduciary or contractual duties to certain other companies in which they have invested or advised. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our management team, in their capacities as members, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to their fiduciary duties under Cayman Islands law and any other applicable duties. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Each of our officers and directors presently has, and in the future any of our officers and directors may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our officers or directors would materially affect our ability to complete our business combination.

Members of our management team may directly or indirectly own our ordinary shares and/or private placement shares following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company; therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

Employees

As of the date of this Report, we have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, GAAP, or IFRS and the historical financial statements must be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and consummate our initial business combination by January 29, 2023.

We will be required to have our internal control procedures evaluated for the fiscal year ending December 31, 2022 required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an emerging growth company, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 12, 2025, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K promulgated by the SEC. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
●	the Russian invasion of Ukraine may result in market volatility that could adversely affect our stock price and may impact our financial condition and search for a target company;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management. For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently maintain our executive offices at 24681 La Plaza Ste 300, Dana Point, CA 92629. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our public units, Class A ordinary shares, and public warrants are each traded on Nasdaq under the symbols “IOACU,” “IOAC,” and “IOACW,” respectively. Our units commenced public trading on Nasdaq on October 26, 2021. Our public shares and public warrants commenced separate public trading on December 21, 2021.

(b)	Holders

On March 15, 2022, there were 1 holder of record of our units, 4 holders of record of our Class A ordinary shares, 1 holder of record of our Class B ordinary shares, and 1 holder of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On October 29, 2021, the Company consummated its initial public offering of 23,000,000 units (including 3,000,000 units issued in connection of the full exercise of over-allotment). Each unit consists of one Class A ordinary share and one public warrant, with each warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,060,000 Class A ordinary shares at a price of $10.00 per share in a private placement to sponsor, Cantor, and CCM, the representative of the underwriters, generating gross proceeds of $10,600,000.

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $16,664,843, consisting of $3,173,059 of underwriting fees, $12,100,000 of deferred underwriting fees payable (which are held in the trust account) and $1,391,784 of other costs. The $12,100,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 29, 2023, subject to the terms of the underwriting agreement.

Following the closing of the IPO, $234,600,000 from the net proceeds of the sale of the Units in the IPO and the Private Placement Shares, including the amounts generated from the exercise of the underwriters’ over-allotment option, was placed in a trust account and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the trust account.

We paid a total of $15,273,059 underwriting discounts and commissions and $1,391,784 for other offering costs and expenses related to the IPO. In addition, the underwriter agreed to defer $12,100,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Report.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Island exempted company on March 22, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

As of December 31, 2021, we had not commenced any operations. All activity for the period from March 22, 2021 (inception) through December 31, 2021, relates our formation, the initial public offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Transaction costs amounted to $15,837,902 consisting of $3,173,059 of underwriting commissions, $12,100,000 of deferred underwriting commissions and $1,391,784 of other cash offering costs and were charged to equity.

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

Upon the closing of the IPO, management deposited an amount equal to at least $10.20 per Unit sold in the Public Offering, including the proceeds of the Private Placement Shares, will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of our initial Business Combination, the redemption of our public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if we do not complete our initial Business Combination within 15 months from the closing of the Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 15 months from the closing of the Public Offering, subject to applicable law.

We will have until January 29, 2023 to complete the Business Combination (the “Combination Period”). If we are unable to consummate our Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Risks and Uncertainties

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations and Known Trends or Future Events

Through December 31, 2021, we have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we do not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements.

For the period from March 22, 2021 (inception) through December 31, 2021, we had a net loss of $229,230, which consists of formation and operating costs of $233,253, offset by interest income from bank of $17 and interest earned on marketable securities held in the Trust Account of $4,006.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash of $979,634 and a working capital of $1,036,615. Following the consummation of the IPO on October 29, 2021, the Company had $2,800,472 of cash available to it, temporarily being held in the Sponsor’s bank account, and working capital of $1,210,696. The Company opened its operating bank account and the $2,800,472 was transferred to it from the Sponsor’s account on November 1, 2021.

Our liquidity needs were satisfied prior to completion of IPO through advances on behalf of the company of $25,000 from the sale of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of December 31, 2021, we had borrowed $122,292 under the unsecured promissory note. The balance was repaid on November 5, 2021. We received net proceeds from (i) the sale of the units in the IPO, after deducting offering expenses of approximately $550,000 and underwriting commissions of $4,000,000 (excluding deferred underwriting commissions of $12,100,000 since the underwriters’ over-allotment option was exercised in full), and (ii) the sale of the private placement shares for a purchase price of $10,600,000 in the aggregate amount of $236,050,000 since the underwriters’ over-allotment option was exercised in full. Of this amount, $234,600,000, including $12,100,000 in deferred underwriting commissions, was deposited into a non-interest bearing trust account. The funds in the trust account was invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1,450,000 is not held in the trust account.

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

After completion of our IPO, we have available to us $1,450,000 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

We have until January 29, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 29, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

On April 17, 2021, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021, or the closing of the IPO. A portion of the loan was be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of December 31, 2021, we had no borrowings under the promissory note.

Certain Relationships and Related Party Transactions

On April 17, 2021, our sponsor paid $25,000 to cover certain of our offering costs in exchange for 7,187,500 founder shares. On September 20, 2021, we effected a dividend of 1.12 shares for each outstanding Class B ordinary share, resulting in an aggregate of 8,050,000 founder shares being held by our sponsor (up to 1,060,000 shares of which are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised), resulting in a purchase price of approximately $0.003 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. As such, our initial shareholders collectively own approximately 25% of our issued and outstanding shares (excluding any shares underlying any units our initial shareholders may purchase in the IPO and the private placement shares our sponsor intends to purchase in the private placement) after the IPO. None of our sponsor, officers, and directors intends to purchase any units after the IPO.

Upon the listing of our securities on Nasdaq, we reimburse our sponsor for office space, secretarial and administrative services provided to members of our management team, in the amount of $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Prior to the closing of the IPO, our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. As of December 31, 2021, the Company had no borrowings under the promissory note with our sponsor.

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

Our sponsor, Cantor and Cohen & Company Capital Markets (“CCM”) have purchased an aggregate of 1,060,000 Class A ordinary shares at a price of $10.00 per share ($10,600,000 in the aggregate in a private placement that closed simultaneously with the closing of the IPO. Of those 1,600,000 private placement shares, our sponsor purchased 960,000 private placement shares, CCM purchased 30,000 private placement shares, and Cantor purchased 70,000 private placement shares. Our sponsor, Cantor and CCM are be permitted to transfer the private placement shares they hold to certain permitted transferees, including their respective directors, officers, and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities. In addition, the private placement shares will not, subject to certain limited exceptions, be transferable or salable until 30 days after the completion of our initial business combination. The private placement shares will not be redeemable by us so long as they are held by the initial purchasers or their respective permitted transferees. If the private placement shares are held by holders other than the initial purchasers or their respective permitted transferees, the private placement shares will be redeemable by us and exercisable by the holders on the same basis as the shares and warrants included in the units being sold in the IPO. Otherwise and, except as described under “Description of Securities –Ordinary Shares – Private Placement Shares” in the Registration Statement, the private placement shares have terms and provisions that are identical to those of the public shares being sold in the IPO.

Pursuant to a registration rights agreement that we entered into with our sponsor, our directors, our officers Cantor and CCM on or prior to the closing of the IPO, we may be required to register the offer and sale of certain securities under the Securities Act. These holders, and holders of shares issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register the offer and sale of certain of our securities held by them under the Securities Act and to have the resale of the securities covered thereby registered pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include the offer and sale of their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the offer and sale of the securities covered thereby are released from their lock-up restrictions, as described herein. Notwithstanding the foregoing, Cantor may not exercise their demand and “piggyback” registration rights after five and seven years after the effective date of the registration statement of which this prospectus forms a part and may not exercise their demand rights on more than one occasion. We will bear the costs and expenses of filing any such registration statements.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-66 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We are not currently required to evaluate and report on an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement. Prior to the closing of the IPO, we have not completed an assessment, nor have our registered independent accounting firm tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Mohan Ananda, Ph.D.	74	Chairman of the Board of Directors and Chief Executive Officer
Madan Menon	40	Chief Operating Officer and Director
Elaine Price	65	Chief Financial Officer and Director
Fernando Garibay	45	Director
Anuradha “Anu” George	55	Director
Nisheet Gupta	46	Director
Valarie Sheppard	57	Director

The experience of our directors and executive officers is as follows:

Mohan Ananda serves as our Chairman and Chief Executive Officer. Dr. Ananda was the founding Chairman, CEO, and President of Stamps.com (NASDAQ:STMP) and serves on its board of directors. Stamps.com, established in 1996, is the leading provider of Internet-based mailing and shipping solutions and utilizes technology developed by Dr. Ananda and protected by a number of US patents. Dr. Ananda was instrumental in raising in excess of $400 million of capital for Stamps.com, which included multiple rounds of private raises, followed by its $55 million initial public offering on NASDAQ in 1999 and a $309.1 million follow-on public offering. In June 2021, Stamps.com agreed to settle claims in connection with a derivative suit brought by shareholders of Stamps.com in exchange for (i) payment of $30 million of insurance proceeds to Stamps.com on behalf of certain of the shareholders from D&O insurance policies purchased by Stamps.com for the benefit of its directors and officers and Stamps.com; and (ii) implementation of certain corporate governance changes by Stamps.com. n August 2021, Stamps.com agreed to pay $100 million to settle claims in connection with a class action lawsuit brought by investors alleging Stamps.com misled investors about Stamps.com’s relationship with the United States Postal Service to artificially inflate its stock price. Dr. Ananda also has been instrumental in entering into a definitive agreement for Stamps.com (STMP) to be acquired by Thoma Bravo, LP, a leading software investment firm, in an all-cash transaction that values Stamps.com at approximately $6.6 billion. Under the terms of the agreement, Stamps.com stockholders will receive $330.00 per share. Dr. Ananda was also the founder and director of a European-based investment firm, JAB Holdings Limited (“JAB”). JAB’s capital was raised through a public offering in the Alternative Investment Market of the London Stock Exchange in the United Kingdom. Dr. Ananda was also a founder of Envestnet, Inc. (NYSE:ENV) (“Envestnet”), which is a leading provider of solutions to financial advisors and institutions. Dr. Ananda served as a director on Envestnet’s board for a number of years. He is also the Chairman and CEO of Ananda Enterprises, Inc. a California company that provides technology and management consulting services. Dr. Ananda has been a managing partner in the law firm of Ananda & Krause, since 1986 and is the founding Chairman and CEO of Ananda Foundation (ananda-foundation.org). Ananda Foundation is a non-profit organization committed to bringing innovation in healthcare management to the lives of people by providing medical services online (telemedicine) for Neurology/Neurosurgery, Internal Medicine & Pediatric/Adolescent Medicine patients from all over the world. This includes clinical knowledge exchange, health technology implementation, and patient treatment in collaboration with the areas of telemedicine, tele-radiology services, and remote medical opinions/second opinions.

Dr. Ananda is also the Chairman of Paanini Foundation. The Paanini Foundation is focused on how technology can help employees do their jobs more innovatively and how human-machine collaboration can lead to a new paradigm of productivity. The Paanini Foundation’s mission is to prepare employees who may be impacted by AI and automation for the new opportunities that they will encounter. Dr. Ananda is also working with the Stanford Seed Transformation program organized by Stanford University though the Stanford Institute for Innovation in Developing Economies as a Seed Consultant assisting companies in India in the areas of improving management, growth, marketing and finances.

Dr. Ananda was the former Director of space systems at Jet Propulsion Laboratory, a NASA center from April 1970 to March 1980, and was the former Director of Research & Development for the Aerospace Corporation, a think tank for the US Air Force from March 1980 to December 1989 where Dr. Ananda was the primary architect for the development of the Global Positioning System (GPS) for the U.S. Department of Defense. Our board has determined that Dr. Ananda’s extensive experience qualifies him to serve as our Chairman, Chief Executive Officer, and a member of our board of directors.

Dr. Ananda received his B.S. degree with Honors in Mechanical Engineering from Coimbatore Institute of Technology, Coimbatore, India. He received his MS degree in Aeronautics from California Institute of Technology, Pasadena, California. He also obtained a Ph.D. from the University of California at Los Angeles in Astro-dynamics and Control. He also obtained his law degree, J.D. from the University of West Los Angeles and has been a member of the California Bar since 1986.

Madan Menon serves as our Chief Operating Officer and a member of our board of directors. Mr. Menon is the CEO of Frientap Inc, a California headquartered Social Marketplace startup, navigating them through strategy and growth. Mr. Menon brings more than 17 years of startup and technology experience having worked with enterprises and startups in multiple capacities. Mr. Menon joined Xcinex Corporation as COO in 2017 and was responsible for Xcinex’s product development and fund raising. In 2016, Mr. Menon, as director of Orion Diagnostix Pvt Ltd, setup www.testmyblood.in, to bring professional home collection of blood tests that are carried out by the lab of the patient’s choice. He designed a scalable and resilient architecture that ensured minimal downtime and maximum uptime. Mr. Menon joined Flowedge Financial Solutions as their COO. Flowedge is a fintech firm focused on the proprietary trading market. He also founded Virtu Technologies India, a private partnership managed service provider focused on the SMB market, servicing industries such as healthcare, finance, education and manufacturing, and he grew the company substantially year on year, ultimately leading the company to its exit. During his leadership, Mr. Menon grew the team, implemented cutting edge projects that saved customers a considerable amount of their annual IT budgets and improved operational efficiencies. We believe Mr. Menon’s experience and expertise qualify him as our Chief Operating Officer and a member of our board of directors.

Mr. Menon earned his MBA in 2005 in marketing & operations from Great Lakes Institute of Management, a premier business School in India. He holds a B.S. in Physics and holds certificates in Marketing & Finance from The Wharton School, University of Pennsylvania and in Cybersecurity from New York University’s Tandon School of Engineering. He has investments in companies in India, the U.S., and Singapore and is passionate about startups.

Elaine Price, serves as our Chief Financial Officer and member of our board of directors. Ms. Price has been a certified public accountant for more than 40 years, embarking on her career in 1977, and has owned her own practice for over 25 years. She received her bachelor’s degree in Business Administration — Accounting from California State University Fullerton and a Master of Business Taxation from the University of Southern California. Elaine currently serves on the board of directors of two not-for-profit organizations — CloverLane Foundation and Next Step Service Dogs. In her practice, she consulted clients who are starting a business, transferring business between generations, and clients who have plans to expand globally. In addition, she was an assistant clinical professor at USC, teaching subjects from beginning accounting to tax classes in the master’s program. Our board has determined that Ms. Price extensive experience in financial services qualifies her as our Chief Financial Officer and a member of our board of directors.

Fernando Garibay is an American record producer, songwriter, DJ and entrepreneur. He was the official musical director of Lady Gaga’s “Born This Way Ball” tour and the producer of the Born This Way album. He has produced and creative consulted for several top performing artists such as Lady Gaga, U2, Whitney Huston, Britney Spears, Enrique Iglesias, Bruno Mars, Rihanna and others and labels such as Sony Music & Warner Music Group. Mr. Garibay spent more than a decade as part of the in-house creative team at Interscope Records as executive, producer, and artist under the mentorship and direction of Jimmy Iovine, ultimately rising to be the chief- producer. He founded the imprint Paradise/Interscope, which is owned by the Universal Music Group. Mr. Garibay is also the founder of The Garibay Center, an institute aiming to instill orthogonal thinking and achieve higher levels of performance for C-Suite executives by invigorating creativity through his unique music knowledge. Mr. Garibay is a mentor at startup accelerators, such as Gener8tor. Mr. Garibay is a guest lecturer at Harvard University (Harvard Business School) and at the Massachusetts Institute of Technology (MIT) Media Lab in Cambridge, Massachusetts. Having started making hit records since 1998, Mr. Garibay’s deep experience with the media and entertainment industry will help us assess prospects targets from a marketing and branding perspective. We believe Mr. Garibay to be qualified to serve as a director because of his extensive music production and marketing experience. We believer Mr. Garibay’s experience and expertise qualify him as a member of board of directors.

Anuradha “Anu” George is the Client Experience Digital Transformation Leader at AIG, responsible for driving a digital, customer-first culture at AIG and for digitizing the broke and end customer experience. She was previously COO -Technology & Transformation at Morningstar. Her prior experiences include progressive leadership roles with GE Capital, the last as VP, Wholesale Finance Operations and P&L responsibility for the roasted & coffee brands in Unilever, India. Ms. George is a customer focused, innovations and digital transformation executive who has successfully helped business leaders prepare for the Future of Work by connecting strategy with digitalization and operational excellence methods. Having worked for leading multinational organizations (GE, Unilever and Morningstar), she has led large operations and shared services teams globally in North America, Europe & Asia. Her expertise includes business strategy and transformations; emerging technologies; M&A led integrations; organizational design; LEAN & Six Sigma; and offshoring/global outsourcing. During her tenure at Morningstar & GE, Ms. George has led significant initiatives such as integrating an acquired business of $2.5 billion in assets; driving the introduction of emerging technologies such as (Artificial Intelligence, Machine Learning, Natural Language Processing, Chatbots, Robotics Process Automation) and leading a global business organizational re-design to enable faster growth & productivity. Ms. George is passionate about diversity and inclusion and served as executive sponsor of the Women’s and Asia resource groups for both Morningstar and GE. Ms. George also believes in giving back to the community and is an active member of the board of the Chicago Literacy Alliance. Ms. George has received an MBA from the University of Mumbai and has completed the prestigious Management Development Program at GE Crotonville. She is a certified GE Six Sigma Quality Leader and black belt. Having started her career in 1988, Ms. George’s deep experience with business transformation and her knowledge of ESG will be critical in not only assessing prospective targets but also playing a key role in the M&A transaction. We believe Ms. George to be qualified to serve as a director because of her extensive expertise in digitizing businesses with emerging technologies, coupled with her diverse background and global management experience. We believe Mr. George’s experience qualifies him as a member of board of directors.

Nisheet Gupta has been the Executive Vice President and Chief Financial Officer at Apogee Enterprises, Inc. since June 2020. In this role, Mr. Gupta oversees all aspects of the Apogee Enterprises, Inc.’s financial functions, including accounting, treasury, financial planning and analysis, global tax compliance, investor relations, internal audit, risk management and finance excellence. Mr. Gupta brings more than 20 years of experience as a finance leader. Most recently, he served as Vice President of Global Finance Operations at Land O’ Lakes, a leading agribusiness and food company, where he led business unit finance and transformation. Prior to joining Land O’ Lakes, Mr. Gupta worked at Diebold Nixdorf, as Vice President, Finance, Global Transformation from 2016 to 2017, Vice President, Finance and Chief Financial Officer, International from 2014 to 2016 and in various roles in Diebold Nixdorf’s financial organization, from 2011 to 2014. Earlier in his career, Mr. Gupta served in numerous finance leadership roles with leading global companies including FirstData (now FISERV), Novartis, FedEx and Ernst & Young. Mr. Gupta brings a wealth of diverse experiences, having worked and lived in nine different countries over the course of his career. He holds an MBA from the Columbia Business School and London Business School; he is a Chartered Accountant and also a Bachelor of Commerce from the University of Delhi. Having started his career in 1995, Mr. Gupta’s deep financial knowledge and deal making experience will be crucial in the M&A transaction. We believe Mr. Gupta to be qualified to serve as a director because of his extensive cross-border finance and M&A experience. We believe Mr. Gupta’s experience and expertise qualify him a member of our board of directors.

Valarie Sheppard has served as a board member and the audit committee chair for Ibotta since September 2021, for Sovos Brand Inc.(Nasdaq: SOVO) since July 2021, and for KDC-One since April, 2021. Ms. Sheppard served on the board of Federal Reserve Bank of Cleveland from January 2019 to December 2021. She retired from P&G as Treasurer, Controller & Executive Vice President on March 31, 2021. Ms. Sheppard led P&G’s global Finance, Accounting and Treasury team, responsible for the external financial reporting, financial planning, global business development and treasury operations for company businesses and operations in about 70 countries, with annual sales of more than $65 billion. She also led the global implementation of P&G’s new organization design, the most significant restructuring initiative in 25 years. Since joining P&G as a tax analyst in 1986, Ms. Sheppard held varied roles within the company, including finance and accounting positions in Fabric Care, Home Care and Beauty businesses, both in the U.S., and internationally. From 2015 to 2020, Ms. Sheppard was a board member of Anixter International, Inc. She has also supported innovation in the Cincinnati, Ohio community as board chair of Cintrifuse from 2013 to 2021, an organization that connects the region’s start-up companies to advice, talent, funding and customers. Ms. Sheppard’s finance and M&A knowledge will be critical in target assessment and deal completion. We believe Ms. Sheppard to be qualified to serve as a director because of her extensive finance, M&A and treasury experience. We believe Mr. Sheppard’s experience qualifies him as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members. Holders of our founder shares will have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our founder shares voting in a general meeting. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a 3-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Pursuant to Nasdaq rules, our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Valarie Sheppard, Nisheet Gupta, and Anuradha George serve as members of our audit committee and Nisheet Gupta serves as the Chair of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Valarie Sheppard and Nisheet Gupta each qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	Assisting board oversight of (i) the integrity of our financial statements, (ii) our compliance with leg and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	Meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory

Compensation Committee

We have established a compensation committee of the board of directors. Fernando Garibay and Valarie Sheppard serve as members of our compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which will detail the purpose and principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and as set forth below, no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to our initial public offering to be paid either prior to or in connection with our initial business combination.

Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Valarie Sheppard and Nisheet Gupta. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is No standing nominating committee, we do not have a nominating committee charter in place.

The board of directors also considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our amended and restated memorandum and articles of association. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a code of ethics and business conduct, which we refer to as the Code of Ethics, applicable to our directors, officers and employees, a copy of which is filed as an exhibit to this Report. You will be able to review the code ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors have received any cash compensation for services rendered to us. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we will reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month, until the consummation of our initial business combination. Our audit committee will also review on a quarterly basis all payments that were made to our sponsor, officers, directors, advisers, or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary share as of March 1, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary share, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary share;
●	each of our executive officers and directors that beneficially owns our ordinary share; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 32,110,000 ordinary shares, consisting of (i) 24,060,000 Class A ordinary shares and (ii) 8,050,000 Class B ordinary shares, issued and outstanding as of March 1, 2022. On all matters to be voted upon, except for the election or removal of directors of the board prior to the initial business combination, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement shares as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Innovative International Sponsor I LLC(2)	960,000	4.0%	8,050,000	100.0%	28.1%
Mohan Ananda(2)	960,000	4.0%	8,050,000	100.0%	28.1%
Madan Menon(3)	--	--	--	--	--
Elaine Price(3)	--	--	--	--	--

Fernando Garibay(3)	--	--	--	--	--
Anuradha George(3)	--	--	--	--	--
Nisheet Gupta(3)	--	--	--	--	--
Valarie Sheppard(3)	--	--	--	--	--
All directors and officers as a group (seven individuals) (3)	960,000	4.0%	8,050,000	100.0%	28.1%
Saba Capital management, L.P. (4)	2,140,361	8.9%	--	--	6.7%
Highbridge Capital management, LLC (5)	1,378,201	5.7%	--	--	4.3%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 24681 La Plaza, Ste 300, Dana Point, CA 92629.
(2)	Mohan Ananda is the managing member of our sponsor. As a result, Mohan Ananda may be deemed to have voting and investment discretion with respect to the ordinary shares held by our sponsor. With respect to before the offering, our sponsor is the record holder of such shares. Mohan Ananda is the managing member of our sponsor. Mohan Ananda has voting and investment discretion with respect to the founder shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the founder shares held directly by our sponsor. Mohan Ananda disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.
(3)	Each of these officers and directors holds an interest in our sponsor and disclaims any beneficial interest other than to the extent of his or her pecuniary interest.
(4)	Based solely upon information contained in the Schedule 13G/A filed with the SEC on February 14, 2022 and represents shares deemed beneficially owned by each of Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein. The business address of each of the entities and individual above is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(5)	Based solely upon information contained in the Schedule 13G/A filed with the SEC on February 3, 2022. The business address is 277 Park Avenue, 23rd Floor, New York, New York 10172.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On April 17, 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On September 20, 2021, the Company effected a 1.12 share dividend for each Class B ordinary share outstanding, resulting in 8,050,000 Founder Shares being held by the Sponsor, up to 1,050,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. The underwriters fully exercised their over-allotment option on October 29, 2021 so no Founder Shares were subject to forfeiture. All shares and related amounts have been retroactively restated to reflect the split.

The Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our sponsor, officers and directors with respect to any Founder Shares (the “Lock-up”).

Promissory Note — Related Party

On April 17, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the initial public offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021, or the closing of the Public Offering. The loan will be repaid upon the closing of the Public Offering out of the offering proceeds not held in the trust account. As of December 31, 2021, we had no borrowings under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into Class A ordinary shares. The terms of the Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s trust account.

Office Space, Secretarial and Administrative Services

The Company has reimbursed the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that each of Fernando Garibay, Anuradha George, Nisheet Gupta, and Valarie Sheppard are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our audit committee will be entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totalled approximately $99,910. The aggregate fees of Marcum related to audit services in connection with our initial public offering totalled approximately $55,510. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay Marcum any audit-related fees.

Tax Fees. We have not paid Marcum for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 in this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference are available on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of October 26, 2021, by and between the Company and Cantor Fitzgerald & Co. (2)
3.1	Amended and Restated Memorandum and Articles of Association (2)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Ordinary Shares Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.5	Warrant Agreement, dated as of October 26, 2021, by and between American Stock Transfer & Trust Company and the Company (2)
4.6	Description of Registered Securities.*
10.1	Letter Agreement, dated as of October 26, 2021, by and among the Company, and each of the initial shareholders, directors and officers of the Company (2)
10.2	Investment Management Trust Agreement, dated as of October 26, 2021, by and between American Stock Transfer & Trust Company and the Company (2)
10.3	Registration Rights Agreement, dated as of October 26, 2021, by and among the Company, Innovative International Sponsor I LLC and certain other security holders of the Company (2)
10.4	Administrative Services Agreement, dated October 26, 2021, by and between the Company and Innovative International Sponsor I LLC. (2)
10.5	Private Placement Shares Purchase Agreement, dated October 26, 2021, by and between the Company and Innovative International Sponsor I LLC. (2)
10.6	Private Placement Shares Purchase Agreement, dated October 26, 2021, by and between the Company and Cantor Fitzgerald & Co. (2)
10.7	Private Placement Shares Purchase Agreement, dated October 26, 2021, by and between the Registrant and J.V.B. Financial Group, LLC on behalf of its division, Cohen & Company Capital Markets. (2)
10.9	Form Indemnity Agreement, by and between the Company and each of the directors and officers of the Company (1)
10.10	Consulting Agreement, dated March 12, 2021, by and between J.V.B. Financial Group, LLC and the Company (1)
10.11	Promissory Note, dated as of April 17, 2021, issued to Innovative International Sponsor I LLC (1)
10.12	Securities Subscription Agreement, dated April 17, 2021, between the Company and Innovative International Sponsor I LLC (1)
14.1	Code of Ethics*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included as Exhibit 101)*
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form S-1/A , filed with the SEC on October 21, 2021.

(2)	Incorporated by reference to the Company’s Form 8-K , filed with the SEC on October 29, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2022	Innovative International Acquisition Corp.

	By:	/s/ Mohan Ananda
	Name:	Mohan Ananda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mohan Ananda Mohan Ananda	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 29, 2022

/s/ Elaine Price	Chief Financial Officer and Director	March 29, 2022
Elaine Price	(Principal Financial and Accounting Officer)

/s/ Madan Menon	Chief Operating Officer and Director	March 29, 2022
Madan Menon

/s/ Fernando Garibay	Director	March 29, 2022
Fernando Garibay

/s/ Anuradha George	Director	March 29, 2022
Anuradha George

/s/ Nisheet Gupta	Director	March 29, 2022
Nisheet Gupta

/s/ Valarie Sheppard	Director	March 29, 2022
Valarie Sheppard

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Innovative International Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Innovative International Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from March 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on January 29, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 28, 2022

PCAOB ID Number 688

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

Assets:
Current assets
Cash	$979,634
Prepaid expenses	232,313
Total Current assets	1,211,947
Other noncurrent assets	190,305
Cash held in Trust Account	234,604,006
Total Assets	$236,006,258

Liabilities and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$153,397
Due to related party	21,935
Total Current liabilities	175,332
Deferred underwriters’ discount	12,100,000
Total liabilities	12,275,332

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.20 per share	234,604,006

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,060,000 issued and outstanding (excluding 23,000,000 shares subject to redemption)	106
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,050,000 shares issued and outstanding	805
Additional paid-in capital	—
Accumulated deficit	(10,873,991)
Total Shareholders’ Deficit	(10,873,080)
Total Liabilities and Shareholders’ Deficit	$236,006,258

The accompanying notes are an integral part of the financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$233,253
Loss from operations	(233,253)

Other income:
Interest income - bank	17
Interest earned on cash held in Trust Account	4,006
Other income	4,023

Net loss	$(229,230)

Weighted average shares outstanding, redeemable Class A ordinary shares	5,102,113
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.02)
Weighted average shares outstanding, non-redeemable Class B ordinary shares	8,285,141
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.02)

The accompanying notes are an integral part of the financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	8,050,000	805	24,195	—	25,000

Sale of 1,060,000 Private Placement Shares	1,060,000	106	—	—	10,599,894	—	10,600,000

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(17,533,406)	(10,644,761)	(28,178,166)

Proceeds allocated to Public Warrants	—	—	—	—	7,475,000	—	7,475,000

Offering costs associated with issuance of Public Warrants	—	—	—	—	(565,683)	—	(565,683)

Net loss	—	—	—	—	—	(229,230)	(229,230)

Balance - December 31, 2021	1,060,000	$106	8,050,000	$805	$—	$(10,873,991)	$(10,873,080)

The accompanying notes are an integral part of the financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(229,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(4,006)
Changes in operating assets and liabilities:
Prepaid expenses	(232,313)
Other noncurrent assets	(190,305)
Accounts payable and accrued expenses	153,397
Due to related party	21,935
Net cash used in operating activities	(480,522)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(234,600,000)
Net cash used in investing activities	(234,600,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	226,000,000
Proceeds from private placement	10,600,000
Payment of deferred offering costs	(539,844)
Net cash provided by financing activities	236,060,156

Net Change in Cash	979,634
Cash – Beginning	—
Cash – Ending	$979,634

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$234,600,000
Offering costs paid by Sponsor from proceeds from issuance of Class B ordinary shares	$25,000
Deferred underwriting commissions payable charged to additional paid in capital	$12,100,000
Remeasurement of ordinary share subject to possible redemption	$28,178,166

The accompanying notes are an integral part of the financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1. ORGANIZATION, BUSINESS OPERATION AND LIQUIDITY

Innovative International Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on March 22, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through December 31, 2021, relates to the Company’s formation, the initial public offering described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Innovative International Sponsor I LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on October 26, 2021 (the “Effective Date”). On October 29, 2021, the Company consummated its IPO of 23,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), which is discussed in Note 3 (the “Public Offering”) and the sale of 1,060,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to the Sponsor, and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), and Cantor Fitzgerald & CO. (“Cantor”), the representative of the underwriters that will close simultaneously with the Public Offering, which is discussed in Note 4.

Transaction costs amounted to $16,664,843 consisting of $3,173,059 of underwriting commissions, $12,100,000 of deferred underwriting commissions and $564,843 of other cash offering costs.

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

Upon the closing of the Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Public Offering, including the proceeds of the Private Placement Shares, will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 15 months from the closing of the Public Offering, subject to applicable law.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash outside the Trust Account of $979,634 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary share. As of December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Shares.

Going Concern

The Company anticipates that the $979,634 of cash held outside of the Trust Account as of December 31, 2021, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company can raise additional capital through Working Capital Loans from the initial shareholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 5), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 29, 2023 to consummate a Business Combination. It

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 29, 2023.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

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

Use of Estimates

The preparation of these financial statements are in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Cash Held in Trust Account

Following the closing of the Public Offering on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Shares were placed in the Trust Account and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 15 months from the closing of the Public Offering, subject to applicable law.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Offering Costs Associated with Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $16,664,843 were initially charged to shareholders’ deficit upon the completion of the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO. Accordingly, offering costs have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering.

Warrants

The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary share and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company accounts for the warrants as equity-classified. As such, the warrants were recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

Class B Founder Shares

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for share subdivisions, share consolidations, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided in the Company’s amended and restated memorandum and articles of association. The Founder Shares conversion feature is considered an equity instrument that does not require bifurcation from the host contract.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its shares of Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of December 31, 2021, the Class A ordinary share reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(7,475,000)
Issuance costs related to Class A ordinary share	(16,099,160)
Plus:
Accretion of carrying value to redemption value	28,178,166
Contingently redeemable Class A ordinary share	$234,604,006

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants exceeded the fair value per ordinary share. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Period from March
	22, 2021 (Inception) through
	December 31, 2021
	Redeemable	Non-redeemable
	Class A	Class A and B
	ordinary	ordinary
	shares	shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(92,869)	$(136,361)
Denominator:
Basic and diluted weighted average shares outstanding	5,102,113	8,285,141
Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 3. PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

April 19, 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. In September 2021, the Company effected a 1.12 share dividend for each Class B ordinary share outstanding, resulting in 8,050,000 Founder Shares being held by the Sponsor, up to 1,050,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. The underwriter fully exercised their over-allotment option on October 29, 2021 meant no Founder Shares were subject to forfeiture. All shares and related amounts have been retroactively restated to reflect the split.

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

Promissory Note — Related Party

On April 17, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. Thes loan was non-interest bearing, unsecured and was due at the earlier of December 31, 2021, or the closing of the Public Offering. The loan was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of October 29, 2021, the Company had $122,292 in borrowings under the promissory note. The balance was repaid on November 5, 2021.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Shares. The terms of the Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from March 22, 2021 (inception) through December 31, 2021, the Company had incurred $21,935 pursuant to this agreement, which was accrued in “Due to related party”.

NOTE 6. COMMITMENTS & CONTINGENCIES

Registration and Shareholders Rights

The holders of the Founder Shares, Private Placement Shares, and Public warrants (and the Class A ordinary shares issuable upon their exercise) that may be issued on conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Public Offering requiring the Company to register the offer and sale of such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers the offer and sale of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register the resale of such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Warrant Amendments

The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least a majority of the then issued and outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then issued and outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the public warrants with the consent of at least a majority of the then issued and outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,000,000 , which was paid at the time of the IPO out of the gross proceeds.

Additionally, the underwriters will be entitled to five percent (5%) per unit (and seven percent (7%) per over-allotment unit, or $12,100,000 for deferred underwriting commissions. The deferred commissions will be payable only upon completion of the Business Combination.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Financial Advisory Fee

The Company engaged CCM, an affiliate of a passive member of the Company’s Sponsor, to provide consulting and advisory services in connection with the Public Offering, for which it will receive an advisory fee equal to 0.6% of the aggregate proceeds of this offering net of underwriter’s expenses. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. CCM has agreed to defer the portion of its fee resulting from exercise of the underwriters’ over-allotment option until the consummation of the Company’s Business Combination. The Company will also engage CCM as an advisor in connection with the Company’s Business Combination for which it will earn an advisory fee of 1.05% of the proceeds of the Public Offering payable at closing of the Company’s Business Combination. CCM is engaged to represent the Company’s interests only. CCM is not participating in this offering as defined in FINRA Rule 5110(j)(16); it is acting as an independent financial adviser as defined in FINRA Rule 5110(j)(9). As such, CCM is not acting as an underwriter in connection with the Public Offering, it will not identify or solicit potential investors in this offering or otherwise be involved in the distribution of the Public Offering.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 there were 1,060,000 Class A ordinary shares issued or outstanding (excluding 23,000,000 shares subject to possible redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2021, there were 8,050,000 Class B ordinary shares issued and outstanding. Of the 8,050,000 Class B ordinary shares, up to 1,050,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. The underwriters exercised their full over-allotment on October 29, 2021, resulting in none of the Founder Shares being subject to forfeiture.

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

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The warrants became exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 8 . FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Assets:
Cash held in Trust Account	1	$234,604,006

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents information about the Company’s value of public placement warrants that are classified as Level 3 in the fair value hierarchy that are measured at fair value as of October 29, 2021, the date of initial public offering. These warrants are classified as part of the Company’s equity.

Public Placement
Inputs	Warrants
Exercise price	$11.50
Volatility	12.1%
Expected term	6.9 years
Risk-free rate	1.32%
Dividend yield	0
Stock price	$9.67

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.