Form 10-Q
period 2022-03-31
Innovative International Acquisition Corp.
filed 2022-05-12
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of May 11, 2022 there were 24,060,000 Class A ordinary shares par value $0.0001 per share, and 8,050,000 shares of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Unaudited Financial Statements	2

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	2

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 22, 2021 (Inception) through March 31, 2021	3

	Unaudited Condensed Statements of Changes in Shareholder’s Deficit for the three months ended March 31, 2022 and for the period from March 22, 2021 (Inception) through March 31, 2021	4

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 22, 2021 (Inception) through March 31, 2021	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

I

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets
Cash	$791,520	$979,634
Prepaid expenses	232,313	232,313
Total Current assets	1,023,833	1,211,947
Other noncurrent assets	133,023	190,305
Cash held in Trust Account	234,627,630	234,604,006
Total Assets	$235,784,486	$236,006,258

Liabilities, Redeemable Shares and Shareholders' Deficit:
Current liabilities
Accounts payable and accrued expenses	$2,665,620	$153,397
Due to related party	51,935	21,935
Total Current liabilities	2,717,555	175,332
Deferred underwriters’ discount	12,100,000	12,100,000
Total liabilities	14,817,555	12,275,332

Commitments and Contingencies (Note 6)

Redeemable Shares
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.20 per share	234,627,630	234,604,006

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,060,000 issued and outstanding (excluding 23,000,000 shares subject to redemption)	106	106
Class B ordinary shares, $0.0001 par value; 2,000,000 shares authorized; 8,050,000 shares issued and outstanding	805	805
Additional paid-in capital	—	—
Accumulated deficit	(13,661,610)	(10,873,991)
Total Shareholders' Deficit	(13,660,699)	(10,873,080)
Total Liabilities, Redeemable Shares and Shareholders' Deficit	$235,784,486	$236,006,258

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period
		from March
		22, 2021
	For the Three	(Inception)
	Months	through
	Ended March	March 31,
	31, 2022	2021
Formation and operating costs	$2,787,640	$15,859
Loss from operations	(2,787,640)	(15,859)

Other income:
Interest income - bank	21	—
Interest earned on cash held in Trust Account	23,624	—
Other income	23,645	—

Net loss	$(2,763,995)	$(15,859)

Weighted average shares outstanding, redeemable Class A ordinary shares	23,000,000	—
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.09)	$—
Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares (1)	9,110,000	7,000,000
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.09)	$—

(1) On April 17, 2021 an aggregate of 7,187,500 Founder Shares were issued to the Sponsor for an aggregate purchase price of $25,000. On September 20, 2021, the Company effected a 1.12 share dividend for each Class B ordinary share outstanding, resulting in 8,050,000 Founder Shares being held by the Sponsor. Up to 1,050,000 Founder Shares were subject to forfeiture by the Sponsor, depending on the extent to which the Underwriters’ over-allotment option was exercised. On October 29, 2021, the Underwriters fully exercised the over-allotment option. As a result, none of the Class B ordinary shares are subject to forfeiture any longer.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND

FOR THE PERIOD FROM MARCH 22, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	1,060,000	$106	8,050,000	$805	$—	$(10,873,991)	$(10,873,080)

Accretion for Class A Common Stock to redemption	—	—	—	—	—	(23,624)	(23,624)

Net loss	—	—	—	—	—	(2,763,995)	(2,763,995)

Balance – March 31, 2022	1,060,000	$106	8,050,000	$805	$—	$(13,661,610)	$(13,660,699)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 22, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary share issued to initial shareholder	—	—	8,050,000	805	24,195	—	25,000

Net loss	—	—	—	—	—	(15,859)	(15,859)

Balance – March 31, 2021	—	$—	8,050,000	$805	$24,195	$(15,859)	$9,141

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

		For the Period from
	For the Three	March 22, 2021
	Months Ended	(Inception) through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(2,763,995)	$(15,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	—	15,859
Interest earned on cash held in Trust Account	(23,624)	—
Changes in operating assets and liabilities:
Other noncurrent assets	57,282	—
Accounts payable and accrued expenses	2,512,223	—
Due to related party	30,000	—
Net cash used in operating activities	(188,114)	—

Net Change in Cash	(188,114)	—
Cash – Beginning	979,634	—
Cash – Ending	$791,520	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	9,141
Deferred offering costs included in accrued offerings costs and expenses	—	360

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through March 31, 2022, relates to the Company’s formation, the initial public offering described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Innovative International Sponsor I LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on October 26, 2021 (the “Effective Date”). On October 29, 2021, the Company consummated its IPO of 23,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), which is discussed in Note 3 (the “Public Offering”) and the sale of 1,060,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to the Sponsor, and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), and Cantor Fitzgerald & CO. (“Cantor”).

Transaction costs amounted to $16,664,843 consisting of $3,173,059 of underwriting commissions, $12,100,000 of deferred underwriting commissions and $1,391,784 of other cash offering costs.

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

Upon the closing of the Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Public Offering, including a portion of the proceeds of the Private Placement Shares, will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Shares deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 15 months from the closing of the Public Offering, subject to applicable law.

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. Because we are a blank check company, rather than an operating company, and the Company’s operations will be limited to searching for prospective target businesses to acquire, the only third parties the Company currently expects to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash outside the Trust Account of $791,520 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Shares.

Going Concern

The Company anticipates that the $791,520 of cash held outside of the Trust Account as of March 31, 2022, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company can raise additional capital through Working Capital Loans from the initial shareholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 5), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 29, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 29, 2023.

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

For other information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used

Use of Estimates

The preparation of these financial statements is in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its shares of Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of March 31, 2022, the Class A Common Stock reflected in the condensed balance sheet are reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(7,475,000)
Issuance costs related to Class A common stock	(16,099,160)
Plus:
Accretion of carrying value to redemption value	28,201,790
Contingently redeemable Class A common stock	$234,627,630

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants exceeded the fair value per common share. As of the three months ended March 31, 2022 and for the period from March 22, 2021 (inception) through March 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the three months ended
	March 31, 2022
		Non-
	Redeemable	redeemable
	Class A	Class A and B
	ordinary	ordinary
	shares	shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(1,979,816)	$(784,179)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	9,110,000
Basic and diluted net loss per ordinary share	$(0.09)	$(0.09)

For the period from March
22, 2021 (Inception) through
March 31, 2021
Non-
	Redeemable	redeemable
	Class A	Class A and B
	ordinary	ordinary
	shares	shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$—	$(15,859)
Denominator:
Basic and diluted weighted average shares outstanding	—	7,000,000
Basic and diluted net loss per ordinary share	$—	$—

Recent Accounting Pronouncements

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

The Private Placement Shares will not be transferable, assignable or saleable until 30 days after the completion of the Initial Business Combination. Additionally, the Private Placement Shares will be non-redeemable so long as they are held by the Sponsor, CCM, Cantor or their permitted transferees. If the Private Placement Shares are held by holders other than the Sponsor, CCM, Cantor or their permitted transferees, the Private Placement Shares will be redeemable by the Company in all redemption scenarios.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 19, 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. In September 2021, the Company effected a 1.12 share dividend for each Class B ordinary share outstanding, resulting in 8,050,000 Founder Shares being held by the Sponsor, up to 1,050,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. The underwriter fully exercised their over-allotment option on October 29, 2021 meant no Founder Shares were forfeitured. All shares and related amounts have been retroactively restated to reflect the split.

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

Due to Related Parties

The balance of $51,935 and $21,935 as of March 31, 2022 and December 31, 2021, represents administrative support fees paid by related party on behalf of the Company.

Promissory Note — Related Party

On April 17, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021, or the closing of the Public Offering. The loan will be repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of October 29, 2021, the Company had $122,292 in borrowings under the promissory note which are now due on demand. The balance was repaid on November 5, 2021.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into Class A ordinary shares at a price of $10.00 per share, at the option of the lender. Such warrants would be identical to the Private Placement Shares. The terms of the Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months period ended March 31, 2022, the Company had incurred $30,000 pursuant to this agreement, which was accrued in “Due to related party”.

NOTE 6. COMMITMENTS & CONTINGENCIES

Registration and Shareholders Rights

The holders of the Founder Shares, Private Placement Shares, and Public Warrants (and the Class A ordinary shares issuable upon their exercise) that may be issued on conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of the Public Offering requiring the Company to register the offer and sale of such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers the offer and sale of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register the resale of such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,000,000, which was paid at the time of the IPO out of the gross proceeds.

Additionally, the underwriters is entitled to five percent (5%) per unit (and seven percent (7%) per over-allotment unit, or $12,100,000 for deferred underwriting commissions. The deferred commissions will be payable only upon completion of the Business Combination.

Financial Advisory Fee

The Company engaged CCM, an affiliate of a passive member of the Company’s Sponsor, to provide consulting and advisory services in connection with the Public Offering. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. CCM has agreed to defer the portion of its fee of $2,100,000 resulting from exercise of the underwriters’ over-allotment option until the consummation of the Company’s Business Combination. The Company will also engage CCM as an advisor in connection with the Company’s Business Combination for which it will earn an advisory fee of 1.05% of the proceeds of the Public Offering payable at closing of the Company’s Business Combination. CCM is engaged to represent the Company’s interests only. CCM is not participating in this offering as defined in FINRA Rule 5110(j)(16); it is acting as an independent financial adviser as defined in FINRA Rule 5110(j)(9). As such, CCM did not act as an underwriter in connection with the Public Offering.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021 there were 1,060,000 Class A ordinary shares issued or outstanding  (excluding 23,000,000 shares subject to possible redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2022 and December 31, 2021, there were 8,050,000 Class B ordinary shares issued and outstanding. Of the 8,050,000 Class B ordinary shares, up to 1,050,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. The underwriters exercised their full over-allotment on October 29, 2021, resulting in none of the Founder Shares being subject to forfeiture.

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

Level 1:    Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2022
Assets:
Cash held in Trust Account	1	$234,627,630

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Island exempted company on March 22, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

As of March 31, 2022, we had not commenced any operations. All activity for the period from March 22, 2021 (inception) through March 31, 2022, relates our formation, the initial public offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Upon the closing of the Public Offering, management deposited $234,600,000 or $10.20 per Unit sold in the Public Offering, including a portion of the proceeds of the Private Placement Shares, into a Trust Account (“Trust Account”) that will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Shares deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of our initial Business Combination, the redemption of our public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if we do not complete our initial Business Combination within 15 months from the closing of the Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 15 months from the closing of the Public Offering, subject to applicable law.

We will have until January 29, 2023 to complete the Business Combination (the “Combination Period”). If we are unable to consummate our Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (ii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

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

Results of Operations and Known Trends or Future Events

Through March 31, 2022, we have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for this offering. We will not generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

For the three months ended March 31, 2022, we had a net loss of $2,763,995, which consists of formation and operating costs of $2,787,640, offset by interest income from bank of $21 and interest earned on marketable securities held in the Trust Account of $23,624.

For the period from March 22, 2021 (inception) through March 31, 2021, we had a net loss of $15,859, which totally consisted of formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash of $791,520 and a working capital deficit of $1,693,722. Following the consummation of the IPO on October 29, 2021, the Company had $2,800,472 of cash available to it, temporarily being held in the Sponsor’s bank account, and working capital of $1,210,696. The Company opened its operating bank account and the $2,800,472 was transferred to it from the Sponsor’s account on November 1, 2021.

Our liquidity needs were satisfied prior to completion of IPO through advances on behalf of the company of $25,000 from the sale of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of October 29, 2021, we had borrowed $122,292 under the unsecured promissory note. The balance was repaid on November 5, 2021. We received net proceeds from (i) the sale of the units in the IPO, after deducting offering expenses of approximately $550,000 and underwriting commissions of $4,000,000 (excluding deferred underwriting commissions of $12,100,000 since the underwriters’ over-allotment option was exercised in full), and (ii) the sale of the private placement shares for a purchase price of $10,600,000 in the aggregate amount of $236,050,000 since the underwriters’ over-allotment option was exercised in full. Of this amount, $234,600,000, including $12,100,000 in deferred underwriting commissions, was deposited into a non-interest-bearing trust account. The funds in the trust account was invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1,450,000 is not held in the trust account.

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

After completion of our IPO, we had available to us $1,450,000 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

Going Concern

We can raise additional capital through Working Capital Loans from the initial shareholders, our officers, directors, or their respective affiliates, or through loans from third parties. None of the Sponsors, officers or directors are under any obligation, except as described above, to advance funds to, or to invest in, us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

We have until January 29, 2023 to consummate a Business Combination. It is uncertain that we will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update ("ASU") Topic 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern", management has determined that the liquidity condition, mandatory liquidation, and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after January 29, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

On April 17, 2021, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021, or the closing of the IPO. A portion of the loan was be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of March 31, 2022, we had no borrowings under the promissory note.

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

We are reimbursing our sponsor for office space, secretarial and administrative services provided to members of our management team, in the amount of $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Prior to the closing of the IPO, our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. As of March 31, 2022, the Company had no borrowings under the promissory note with our sponsor.

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

Our sponsor, Cantor and Cohen & Company Capital Markets (“CCM”) have committed to purchase an aggregate of 1,000,000 Class A ordinary shares (or up to 1,060,000 depending on the extent to which the underwriters’ over-allotment option is exercised) at a price of $10.00 per share ($10,000,000 in the aggregate, or up to $10,600,000 depending on the extent to which the underwriters’ over-allotment option is exercised) in a private placement that will close simultaneously with the closing of this offering. Of those 1,000,000 Private Placement shares, our sponsor has agreed to purchase 900,000 Private Placement shares (or up to 960,000 depending on the extent to which the underwriters’ over-allotment option is exercised), CCM has agreed to purchase 30,000 private placement shares, and Cantor has agreed to purchase 70,000 Private Placement shares. Our sponsor, Cantor and CCM will be permitted to transfer the Private Placement shares they hold to certain permitted transferees, including their respective directors, officers, and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities. In addition, the Private Placement shares will not, subject to certain limited exceptions, be transferable or salable until 30 days after the completion of our initial business combination. The Private Placement shares will not be redeemable by us so long as they are held by the initial purchasers or their respective permitted transferees. If the private placement shares are held by holders other than the initial purchasers or their respective permitted transferees, the Private Placement shares will be redeemable by us and exercisable by the holders on the same basis as the shares and warrants included in the units being sold in this offering. Otherwise and, except as described under “Description of Securities –Ordinary Shares – Private Placement Shares”, the Private Placement shares have terms and provisions that are identical to those of the Public Shares.

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

Not applicable.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022.

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

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option (“Overallotment Units”), generating additional gross proceeds of $30,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,060,000 units (“Private Placement Shares”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Innovative International Sponsor I LLC (the “Sponsor”) and Cantor Fitzgerald & Co., the representative of the underwriters, generating gross proceeds of $10,600,000.

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

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

Date: May 11, 2022	By:	/s/ Mohan Ananda
	Name:	Mohan Ananda
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Elaine Price
	Name:	Elaine Price
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)