Form 10-Q
period 2022-09-30
Innovative International Acquisition Corp.
filed 2022-11-18
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of November 18, 2022, there were 24,060,000 Class A ordinary shares, par value $0.0001 per share, and 8,050,000 shares of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Unaudited Financial Statements	2

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	2

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 22, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statements of Changes in Shareholder’s (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 22, 2021 (inception) through September 30, 2021	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 22, 2021 (inception) through September 30, 2021	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES		34

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31,
	(Unaudited)	2021
Assets:
Current assets
Cash	$85,969	$979,634
Prepaid expenses	232,313	232,313
Total current assets	318,282	1,211,947
Other noncurrent assets	16,548	190,305
Marketable securities held in Trust Account	236,003,331	234,604,006
Total Assets	$236,338,161	$236,006,258

Liabilities, Redeemable Shares and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$4,295,743	$153,397
Due to related party	111,935	21,935
Promissory Note - Related Party	300,000	—
Total current liabilities	4,707,678	175,332
Deferred underwriters’ discount	12,100,000	12,100,000
Total liabilities	16,807,678	12,275,332

Commitments and Contingencies (Note 6)

Redeemable Shares
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.26 and 10.20 per share at September 30, 2022 and December 31, 2021, respectively	236,003,331	234,604,006

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,060,000 issued and outstanding (excluding 23,000,000 shares subject to redemption) at September 30, 2022 and December 31, 2021	106	106
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,050,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	805	805
Additional paid-in capital	—	—
Accumulated deficit	(16,473,759)	(10,873,991)
Total Shareholders’ Deficit	(16,472,848)	(10,873,080)
Total Liabilities, Redeemable Shares and Shareholders’ Deficit	$236,338,161	$236,006,258

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the period
			For the Nine	from March 22,
	For the Three Months		Months Ended	2021 (inception)
	Ended September 30,		September 30,	to September 30,
	2022	2021	2022	2021
Formation and operating costs	$2,407,767	$—	$5,674,326	$15,859
Loss from operations	(2,407,767)	—	(5,674,326)	(15,859)

Other income:
Interest income - bank	16	—	55	—
Interest earned on cash held in Trust Account	1,058,906	—	1,399,325	—
Other income	1,058,922	—	1,399,380	—

Net loss	$(1,348,845)	$—	$(4,274,946)	$(15,859)

Weighted average shares outstanding, redeemable Class A ordinary shares	23,000,000	—	23,000,000	—
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.04)	$—	$(0.13)	$—
Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares (1)	9,110,000	7,000,000	9,110,000	7,000,000
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.04)	$—	$(0.13)	$—

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

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	1,060,000	$106	8,050,000	$805	$—	$(10,873,991)	$(10,873,080)

Accretion for Class A Ordinary Shares to redemption	—	—	—	—	—	(23,624)	(23,624)

Net loss	—	—	—	—	—	(2,763,995)	(2,763,995)

Balance – March 31, 2022	1,060,000	106	8,050,000	805	—	(13,661,610)	(13,660,699)

Accretion for Class A Ordinary Shares to redemption	—	—	—	—	—	(316,795)	(316,795)

Net loss	—	—	—	—	—	(162,106)	(162,106)

Balance – June 30, 2022	1,060,000	106	8,050,000	805	—	(14,140,511)	(14,139,600)

Excess of fair value of Sponsor Class B shares granted to directors	—	—	—	—	74,503	—	74,503

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(74,503)	(984,403)	(1,058,906)

Net loss	—	—	—	—	—	(1,348,845)	(1,348,845)

Balance – September 30, 2022	1,060,000	$106	8,050,000	$805	$—	$(16,473,759)	$(16,472,848)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM

MARCH 22, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary share issued to initial shareholder	—	—	8,050,000	805	24,195	—	25,000

Net loss	—	—	—	—	—	(15,859)	(15,859)

Balance – March 31, 2021	—	—	8,050,000	805	24,195	(15,859)	9,141

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2021	—	—	8,050,000	805	24,195	(15,859)	9,141

Net loss	—	—	—	—	—	—	—

Balance – September 30, 2021	—	$—	8,050,000	$805	$24,195	$(15,859)	$9,141

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

		For the Period from
	For the Nine	March 22, 2021
	Months Ended	(inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(4,274,946)	$(15,859)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Formation costs paid by related party	—	15,859
Interest earned on cash held in Trust Account	(1,399,325)	—
Excess of fair value of Sponsor Class B shares granted to directors	74,503	—
Changes in operating assets and liabilities:
Prepaid expenses	173,757	—
Accounts payable	(343)	—
Accrued expenses	4,142,689	—
Due to related party	90,000	—
Net cash used in operating activities	$(1,193,665)	—

Cash flows from financing activities:
Proceeds from promissory note to Sponsor	300,000	—
Net cash provided by financing activities	300,000	—

Net Change in Cash	(893,665)	—
Cash – Beginning	979,634	—
Cash – Ending	$85,969	$—

Non-cash investing and financing activities:
Accretion for Class A Ordinary Shares to redemption	$1,399,325	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$9,141
Deferred offering costs included in accrued offerings costs and expenses	$—	$79,889
Accrued expenses paid by Sponsor under the promissory note	$—	$260,368

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through September 30, 2022, relates to the Company’s formation, the initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination and other customary business conduct related thereto. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Sponsor, officers, and directors have agreed (i) to waive their redemption rights with respect to their Founder Shares held by them, and any Public Shares they may acquire during or after the IPO in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame), and (iii) vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash outside the Trust Account of $85,969 available for working capital needs. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, all remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Shares.

On September 7, 2022, the Company issued an unsecured convertible promissory note in the amount of up to $500,000 to the Sponsor. $300,000 was drawn and outstanding as of September 30, 2022.

Going Concern

The Company anticipates that the $85,969 of cash held outside of the Trust Account as of September 30, 2022, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company can raise additional capital through Working Capital Loans from the initial shareholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 5), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 29, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 29, 2023.

Risks and Uncertainties

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Other recent events contributing to a climate of geopolitical uncertainty include rising tensions between China and Taiwan. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any "PIPE" or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company's ability to complete a business combination.

The IR Act has indicated that in most cases, interim U.S. federal and state income taxes would not apply to a SPAC incorporated in the Cayman Islands, including us, because the Cayman Islands does not impose income taxes.

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

The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its shares of Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s (deficit) equity. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of September 30, 2022 and December 31, 2021, the Class A ordinary share reflected in the condensed balance sheets are reconciled in the following table:

	September 30,	December 31,
	2022	2021
Gross Proceeds	$230,000,000	$230,000,000
Less:
Proceeds allocated to Public Warrants	(7,475,000)	(7,475,000)
Issuance costs related to Class A ordinary shares	(16,099,160)	(16,099,160)
Plus:
Accretion of carrying value to redemption value	29,577,491	28,178,166
Class A ordinary shares subject to possible redemption	$236,003,331	$234,604,006

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. For the nine months ended September 30, 2022 and for the period from March 22, 2021 (inception) through September 30, 2021, no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Share-Based Payment Compensation Arrangements

The Company accounts for share-based payments in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation,” (“ASC 718”) which requires that all equity awards be accounted for at their “fair value.” The Company measures and recognizes compensation expense for all share-based payments on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Statement of Operations upon vesting, once the applicable performance conditions are met, with an offsetting increase to additional paid-in capital. Forfeitures are recognized as they occur.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants exceeded the fair value per ordinary share. For the three and nine months ended September 30, 2022, and for the three months ended September 30, 2021, as well as for the period from March 22, 2021 (inception) through September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the three months ended		For the nine months ended
	September 30, 2022		September 30, 2022
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	Class A	Class A and B	Class A	Class A and B
	Ordinary	Ordinary	Ordinary	Ordinary
	shares	shares	shares	shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(965,773)	$(383,072)	$(3,060,861)	$(1,214,085)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	9,110,000	23,000,000	9,110,000
Basic and diluted net loss per ordinary share	$(0.04)	$(0.04)	$(0.13)	$(0.13)

For the period from March 22,
	For the three months ended		2021 (Inception) through
	September 30, 2021		September 30, 2021
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	Class A	Class A and B	Class A	Class A and B
	Ordinary	Ordinary	Ordinary	Ordinary
	shares	shares	shares	shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$—	$—	$—	$(15,859)
Denominator:
Basic and diluted weighted average shares outstanding	—	7,000,000	—	7,000,000
Basic and diluted net loss per ordinary share	$—	$—	$—	$(0.00)

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

The Private Placement Shares are transferable, assignable or saleable until 30 days after the completion of the Initial Business Combination. Additionally, the Private Placement Shares will be non-redeemable so long as they are held by the Sponsor, CCM, Cantor or their permitted transferees. If the Private Placement Shares are held by holders other than the Sponsor, CCM, Cantor or their permitted transferees, the Private Placement Shares will be redeemable by the Company in all redemption scenarios.

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

Due to Related Parties

The balances of $111,935 and $21,935 as of September 30, 2022 and December 31, 2021, respectively, represent administrative support fees paid by related party on behalf of the Company.

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

On September 7, 2022, the Company issued an unsecured promissory note (the “Note”), in the amount of up to $500,000 to an affiliate of the Sponsor.  The Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial Business Combination (the “Maturity Date”). On or before the Maturity Date, the Sponsor has the option to convert all or any portion of the principal outstanding under the Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The conversion feature included in the note does not meet definition of the derivative instrument.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, we would repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into Class A ordinary shares at a price of $10.00 per share, at the option of the lender. Such shares would be identical to the Private Placement Shares. The terms of the Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company had incurred $30,000 and $90,000, respectively, pursuant to this agreement, which were accrued in “Due to related party”. For the three months ended September 30, 2021 and for the period March 22, 2021 (inception) to September 30, 2022, the Company did not incur any such fees.

Grant of Special Committee Shares to members of special committee of the board

On August 18, 2022, the Sponsor granted in aggregate 15,000 Class B ordinary shares previously issued and outstanding to three of the Company’s directors and advisors (the “Special Committee Shares”) in recognition of and compensation for services to the Company as members of newly formed Special Committee of the Board of Directors. The grant of the Special Committee Shares to the Company’s directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 15,000 shares granted to the Company’s directors was $74,550 or $4.97 per share. $74,503 of the excess of fair value of Special Committee Shares over the initial value of Sponsor Class B shares is recorded as compensation expense in the statement of the operations for the current period.

NOTE 6. COMMITMENTS & CONTINGENCIES

Registration and Shareholders Rights

The holders of the Founder Shares, Private Placement Shares, Special Committee Shares, and Public Warrants (and the Class A ordinary shares issuable upon their exercise) that may be issued on conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of the IPO requiring the Company to register the offer and sale of such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers the offer and sale of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register the resale of such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021 there were 1,060,000 Class A ordinary shares issued or outstanding (excluding 23,000,000 shares subject to possible redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2022 and December 31, 2021, there were 8,050,000 Class B ordinary shares issued and outstanding. Of the 8,050,000 Class B ordinary shares, up to 1,050,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. The underwriters exercised their full over-allotment on October 29, 2021, resulting in none of the Founder Shares being subject to forfeiture.

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

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$236,003,331

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$234,604,006

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as described below:

On October 13, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Zoomcar, Inc., a Delaware corporation (“Zoomcar”), Innovative International Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Innovative (“Merger Sub”), and Greg Moran, in the capacity as the representative of the Zoomcar stockholders (in such capacity, the “Seller Representative”) from and after the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (collectively, the “Merger Transactions”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, the Company will continue out of the Cayman Islands and re-domesticate into a Delaware corporation (the “Domestication”) and (ii) at the Closing of the Merger Transaction, and following the Domestication, Merger Sub will merge with and into Zoomcar (the “Merger”), with Zoomcar continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Zoomcar stockholder receiving shares of post-Domestication Company common stock at the Closing (as further described below). Concurrent with the signing of the Merger Agreement, Ananda Small Business Trust, a Nevada Trust (“Ananda Trust”), an affiliate of the Sponsor, invested an aggregate of $10,000,000 in Zoomcar (the “Ananda Trust Investment”), in exchange for a convertible promissory note issued by Zoomcar to Ananda Trust, Zoomcar's repayment obligation under which will be offset against the obligations of Ananda Trust under the subscription agreement entered into by Ananda Trust and the Company concurrent with the Ananda Trust Investment.

As consideration for the Merger, Zoomcar security holders collectively shall be entitled to receive from the Company, in the aggregate, a number of the Company securities with an aggregate value equal to (w) $350,000,000 plus (x) the sum of the aggregate exercise prices of all vested Zoomcar options and all Zoomcar warrants outstanding as of the effective time of the Merger, plus (y) the aggregate amount of a Zoomcar private debt or equity financing of up to $40,000,000, if and to the extent consummated prior to Closing in accordance with the terms of the Merger Agreement (but without giving effect to a discount, if any, of the private financing conversion ratio relative to the per share offset ratio for the Ananda Trust Investment) minus (z) the amount of Zoomcar's net debt at Closing (the “Merger Consideration”), with each Zoomcar stockholder receiving for each share of Zoomcar common stock held (after giving effect to the exchange of the Zoomcar preferred stock to Zoomcar common stock), a number of shares of post-Domestication Company common stock equal to (i) the quotient of the Merger Consideration divided by the number of then-outstanding shares of Zoomcar on a fully diluted as converted to common stock basis (including Zoomcar India Shares, as defined below), divided by (ii) $10.00 (the “Conversion Ratio”) (the total portion of the Merger Consideration amount payable to all Zoomcar stockholders (the “Zoomcar Stockholders”) in respect of shares of Zoomcar common stock, but excluding Merger Consideration payable in respect of Zoomcar options and warrants, the “Stockholder Merger Consideration”). At Merger Closing, each outstanding Zoomcar option shall, without any further action on the part of the holder thereof, be assumed by Innovative and automatically converted into the right to receive an option to acquire shares of the Company. Each outstanding and unexercised Zoomcar warrant shall automatically, without any action on the part of the holder thereof, be assumed by the Company and converted into a warrant to purchase that number of shares of post-Domestication Company common stock equal to the product of (x) the number of shares of Zoomcar stock subject to such Zoomcar warrant multiplied by (y) the Conversion Ratio. For purposes of determining consideration issuable to Zoomcar security holders under the Merger Agreement, holders of equity interests (“Zoomcar India Shares”) in Zoomcar India Private Limited, a majority-owned subsidiary of Zoomcar, shall be treated as Zoomcar Stockholders, subject in each case, to applicable withholding and other requirements; provided, that, at the Closing, shares of Stockholder Merger Consideration otherwise distributable to holders of Zoomcar India Shares shall be deposited into an escrow account for distribution to holders of Zoomcar India Shares upon completion of applicable legal and contractual requirements, in each case as set forth in the Merger Agreement.

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

As of September 30, 2022, we had not commenced any operations. All activity for the period from March 22, 2021 (inception) through September 30, 2022, relates our formation, the IPO, and subsequent to the IPO, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Risks and Uncertainties

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Other recent events contributing to a climate of geopolitical uncertainty include rising tensions between China and Taiwan. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations and Known Trends or Future Events

Through September 30, 2022, we have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO and subsequent to the completion of the IPO, customary business conduct relating to finding a target for the Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the entering into an enforceable business combination agreement.

For the three months ended September 30, 2022, we had a net loss of $1,348,845, which consists of formation and operating costs of $2,407,767, offset by interest income from bank of $16 and interest earned on marketable securities held in the Trust Account of $1,058,906.

For the nine months ended September 30, 2022, we had a net loss of $4,274,946, which consists of formation and operating costs of $5,674,326, offset by interest income from bank of $55 and interest earned on marketable securities held in the Trust Account of $1,399,325.

For the period from March 22, 2021 (inception) through September 30, 2021, we had a net loss of $15,859, which consisted of formation and operating costs. For the three months ended September 30, 2021, no net income or loss was recognized.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $85,969 and a working capital deficit of $4,389,396. Following the consummation of the IPO on October 29, 2021, we had $2,800,472 of cash available to us, temporarily being held in the Sponsor’s bank account, and working capital of $1,210,696. We opened our operating bank account and the $2,800,472 was transferred to us from the Sponsor’s account on November 1, 2021.

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

On September 7, 2022, the Company issued an unsecured promissory note (the “Note”), in the amount of up to $500,000 to the Sponsor. The Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial Business Combination (the “Maturity Date”). On or before the Maturity Date, the Sponsor has the option to convert all or any portion of the principal outstanding under the Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The conversion feature included in the note does not meet definition of the derivative instrument.

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

Going Concern

We anticipate that the $85,969 of cash held outside of the Trust Account as of September 30, 2022, might not be sufficient to allow the us to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 29, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 29, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

On April 17, 2021, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021, or the closing of the IPO. A portion of the loan was be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of September 30, 2022 and December 31, 2021, we had no borrowings under the promissory note.

On September 7, 2022, we have issued an unsecured promissory note in the amount of up to $500,000 to the Sponsor. The Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial Business Combination (the “Maturity Date”). On or before the Maturity Date, the Sponsor has the option to convert all or any portion of the principal outstanding under the Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The conversion feature included in the note does not meet definition of the derivative instrument.

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

Prior to the closing of the IPO, our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. As of September 30, 2022 and December 31, 2021, we had $300,000 and no borrowings under the promissory note with our sponsor.

On September 7, 2022, we have issued an unsecured promissory note (the “Note”), in the amount of up to $500,000 to the Sponsor. The Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination (the “Maturity Date”). On or before the Maturity Date, the Sponsor has the option to convert all or any portion of the principal outstanding under the Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the private placement shares issued by the Company at the time of its IPO. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ (deficit) equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ (deficit) equity section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between the redeemable ordinary shares and the non-redeemable ordinary shares of by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022 except for the additional risk factors included below in this section.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IR Act”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are trading on Nasdaq, we will be a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, unless an exemption is available. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. Except for franchise taxes and income taxes, we may be prohibited from using the proceeds placed in the trust account and the interest earned thereon to pay for fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IR Act on any redemptions or stock buybacks by the Company.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain  the circumstances  under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statements requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances,  unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration

Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement. If we have not entered into a definitive business combination agreement within 18 months after the effective date of our Registration Statement and if we do not expect to complete our initial business combination within 24 months of such date, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company.

The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere (including increasing tensions between China and Taiwan), and a resulting climate of geopolitical uncertainty,  may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere (including increasing tensions between China and Taiwan), and a resulting climate of geopolitical uncertainty, may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

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

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

Date: November 18, 2022	By:	/s/ Mohan Ananda
	Name:	Mohan Ananda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2022	By:	/s/ Elaine Price
	Name:	Elaine Price
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)