Form 10-K
period 2022-12-31
Innovative International Acquisition Corp.
filed 2023-03-31
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Auditor PCAOB Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, New York

The aggregate market value of the voting stock (ordinary shares) held by non-affiliates of the registrant as of the close of business on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $[  ] based on the closing sale price of the Class A ordinary shares on the Nasdaq Global Market on that date. The registrant does not have any non-voting common equity.

As of March 30, 2023, there were 4,110,335 Class A ordinary shares issued or outstanding, par value $0.0001 per share, and 8,050,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report (as defined below) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, but are not limited to, statements about:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“AST” are to American Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our public warrants (as defined below);
●	“board of directors” or “board” are to the board of directors of the company;
●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;
●	“CCM” are to Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, an affiliate of a passive member of our sponsor;
●	“Class A ordinary shares” are to our Class A ordinary shares of par value $0.0001 per share of the company;
●	“Class B ordinary shares” are to our Class B ordinary shares of par value $0.0001 per share of the company;
●	“Company,” “company,” “our company,” “IOAC,” “we,” or “us” are to Innovative International Acquisition Corp., a Cayman Islands exempted company;
●	“Companies Act” are to the Companies Act (as revised) of the Cayman Islands exempted company as the same may be amended from time to time;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to the initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on October 29, 2021;
●	“initial shareholders” are to our sponsor (as defined below), and any of our officers or directors that hold founder shares;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“letter agreement” refers to the letter agreement, the form of which is filed as an exhibit to the Registration Statement for our initial public offering;
●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Merger Agreement” are to the Agreement and Plan of Merger and Reorganization, dated as of October 13, 2022, we entered into with Zoomcar and certain other parties.
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“preference shares” are to our preference shares of par value $0.0001 per share in the share capital of the company;
●	“Private Placement Shares” are to the Class A ordinary shares issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of the initial public offering;
●	“public shareholders” are to the holders of our public shares;
●	“public shares” are to our Class A ordinary shares offered as part of the units in the initial public offering (whether they are subscribed for in the initial public offering or thereafter in the open market) and references to “public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchased public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;
●	“public warrants” are to the redeemable warrants which were sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);
●	“Registration Statement” are to the Form S-1 filed with the SEC on October 6, 2021, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to Innovative International Sponsor I LLC, a Delaware limited liability company, controlled by Mohan Ananda, our Chairman and Chief Executive Officer;
●	“Trust Account” are to the trust account in which an amount of $234,600,000 ($10.20 per unit) from the net proceeds of the sale of the units and Private Placement Shares in the initial public offering was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one Class A ordinary share, one-half of one redeemable warrant;
●	“warrants” are to our redeemable warrants, which includes the public warrants.
●	“Zoomcar” are to Zoomcar, Inc. and its consolidated subsidiaries prior to the consummation of the proposed business combination.

●	“Zoomcar Registration Statement ” are to the registration statement on Form S-4 to filed by the Company in relation to the Zoomcar Transaction (as defined below); and
●	“Zoomcar Transaction ” are to the transactions contemplated by the Merger Agreement.

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

Our management team is led by Dr. Mohan Ananda and Madan Menon, who are looking to leverage their extensive experience in starting and scaling businesses in the information technology and healthcare space, both domestically and internationally. We must complete our initial business combination within 21 months from the closing of our initial public offering. If our initial business combination is not consummated by July 29, 2023 (or such earlier date as determined by the board), then our existence will terminate, and we will distribute all amounts in the Trust Account.

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

Zoomcar Transaction

On October 13, 2022, we entered into the Merger Agreement with Zoomcar and certain other parties. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) the Company will continue out of the Cayman Islands and re-domesticate into a

Delaware corporation (the “Domestication”) and (ii) following the Domestication, a Delaware subsidiary of our Company will merge with and into Zoomcar (the “Merger”), with Zoomcar continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Zoomcar stockholder receiving shares of post-Domestication Company common stock.

Simultaneously with the signing of the Merger Agreement, Ananda Small Business Trust, a Nevada trust (“Ananda Trust”), an affiliate of our sponsor and of Mohan Ananda and Elaine Price, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, entered into a subscription agreement with the Company (the “Ananda Trust Subscription Agreement”) to subscribe for 1,000,000 newly issued shares of the common stock (following the Domestication) of the Company at a purchase price of $10.00 per share. Simultaneously with the signing of the Merger Agreement, Ananda Trust also invested an aggregate of $10,000,000 in Zoomcar (the “Ananda Trust Investment”), in exchange for a convertible promissory note issued by Zoomcar to Ananda Trust (the “Ananda Trust Note”). At the closing of the Merger (the “Closing”), Zoomcar’s repayment obligations under the Ananda Trust Note will be offset against Ananda Trust’s payment obligations under the Ananda Trust Subscription Agreement and Ananda Trust will receive newly issued shares of the Company in accordance with the terms of the Ananda Trust Subscription Agreement. In the event that the Business Combination is not consummated by the one-year anniversary of the Ananda Trust Note (or upon the earlier termination of the Merger Agreement), the Ananda Trust Note issued by Zoomcar in consideration of the Ananda Trust Investment will be exchanged for a new convertible promissory note issued by Zoomcar, and such note will be convertible upon the consummation of a subsequent financing in which Zoomcar raises an aggregate of at least $5 million, and the Ananda Trust Subscription Agreement will terminate automatically.

In connection with the execution of the Merger Agreement, on October 13, 2022, IOAC and certain Zoomcar stockholders representing 34.4% of the outstanding Zoomcar preferred stock and common stock (on an as converted basis) entered into the lock-up agreements (the “Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, such Zoomcar stockholders agreed to subject certain shares of common stock of the post-combination company held by them to the restrictions described below from the Closing until the termination of applicable lock-up periods described therein.

On October 13, 2022, Zoomcar delivered to IOAC certain support agreements (the “Stockholder Support Agreements”) entered into by IOAC, Zoomcar and certain stockholders of Zoomcar, pursuant to which, among other things, the stockholders party to such Stockholder Support Agreements have agreed to support the approval and adoption of the Zoomcar Transaction and to certain transfer restrictions with respect to their Zoomcar shares. The Stockholder Support Agreements will terminate upon the earliest to occur of (a) the Closing, (b) the date of the termination of the Merger Agreement, and (c) the effective date of a written agreement of IOAC, Zoomcar, and the Zoomcar stockholders party thereto terminating such Stockholder Support Agreements.

In connection with entering into the Merger Agreement, on October 13, 2022, our sponsor, the Company and Zoomcar entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”). Pursuant to the Sponsor Support Agreement, our sponsor agreed to (i) vote all ordinary shares of the Company held by our sponsor at any meeting of the shareholders of the Company in favor of the approval and adoption of the Merger Agreement and the Zoomcar Transaction; and (ii) not redeem or transfer any of the shares held by our sponsor, or deposit into a voting trust or enter into a voting agreement in consistent with the Sponsor Support Agreement. Our sponsor also agreed to waive the anti-dilution right associated with the shares held by our sponsor and our sponsor shall use its best efforts to cooperate with the Company and Zoomcar in connection with obtaining the financing transactions.

In connection with the proposed Zoomcar Transaction, we have filed the Zoomcar Registration Statement, which includes a (i) prospectus with respect to our securities to be issued in connection with the Zoomcar Transaction, (ii) proxy statement, to be used at the meeting of our shareholders to approve the Zoomcar Transaction and related matters, and (iii) consent solicitation statement, for the consent of Zoomcar stockholders to approve Zoomcar Transaction. You should review the Zoomcar Registration Statement, any amendments thereto, and other relevant documents that will be filed with the SEC for additional information regarding the Merger Agreement, the Zoomcar Transaction and Zoomcar, including the risks and uncertainties regarding the Zoomcar Transaction and Zoomcar’s business.

The foregoing descriptions of the Merger Agreement and related agreements are subject to and qualified in their entirety by reference to the full text of the Merger Agreement, Ananda Trust Subscription Agreement, Lock-Up Agreements, Stockholder Support Agreements and Sponsor Support Agreement, copies of which are attached as exhibits to the Report. Other than as specifically discussed, this Report does not give effect to the proposed Zoomcar Transaction.

Company Description

IOAC was formed by Dr. Mohan Ananda and Madan Menon, who are looking to leverage their extensive experience in starting and scaling businesses in the information technology and healthcare space, both domestically and internationally. The objective of IOAC is to partner with an organization that has attained growth revenue and is looking at expanding business lines and geographical areas. IOAC elected to incorporate in the Cayman Islands in order to ensure access to a wider deal flow from multiple countries such as India, UK, Singapore, etc. IOAC intends to focus its search for business combination targets in the following four industries:

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

a) Consumer Technology — The global ecommerce market size was valued at more than $9 trillion in 2019 and is expected to grow at a compound annual growth rate of at least 14% for the next seven years. Digital content, travel and leisure, financial services, electronic retailing (e-tailing), among other things, present a variety of e-commerce options available to the internet-accessing customer base that are gaining momentum with increased internet usage. The digital first customer (i.e., customers who rely heavily on digital communication when they shop) has had a positive impact on the buying power of a generation of users who have made verbs of popular brands. The growing importance of faster browsing has led to the development in the connectivity, leading to developments in 4G and 5G technology. According to market research, retail ecommerce is expected to exceed $563 billion in revenue by 2025 in the United States alone. Certain members of the IOAC team are involved in the development of a social commerce app, Frientap, which gives the IOAC team a unique perspective on the ecommerce market and building marketplaces. The IOAC team intends to leverage its experience to find a competitive business combination that can capitalize on these industry trends to stay ahead of the competition and participate in the e-commerce growth story.
b) Healthcare — Healthcare spending comprises more than 10% of the GDP of most developed countries. For the US, this figure was close to 18% in 2019. The healthcare sector is the US’s largest employer, employing 1 in 8 US citizens. The US Healthcare industry consists of more than 784,000 companies. According to research, (i) patient care will account for approximately $1.1 trillion, or approximately 64%, of US healthcare service revenue in 2021 and (ii) inpatient and rehabilitation will account for approximately $74.8 billion, or approximately 4.5%, of US healthcare service revenue in 2021. With such a large touchpoint, healthcare takes up a considerable mindshare as well as wallet share world-wide. At a global scale, North America’s healthcare industry revenue stands at $714.5 billion with Europe running up at $422 billion and the rest of the world at $63.4 billion. With such large expenses, incorporating Artificial Intelligence & Machine Learning and implementing best practices from other industries to save costs and streamline processes can act as a change agent in this industry. The IOAC team will leverage its healthcare expertise to identify strong business combination opportunities and partner with its network to incorporate technology advancements and thereby accelerate growth.
c) IT Services — IT services refer to the application of business and technical expertise to enable organizations in the creation, management and optimization of or access to information and business processes. The IT services market can be segmented by the type of skills that are employed to deliver the service (design, build, run). There are also different categories of service: business process services, application services and infrastructure services. If these services are outsourced, they are referred to as business process outsourcing (BPO), applications outsourcing (AO) and infrastructure outsourcing. The IOAC team intends to leverage its deep industry knowledge and extensive network to source deals that will allow the IOAC team to add value to the combined business entity though differentiation strategies and technology assimilation.
d) Enterprise SaaS — In the traditional definition, enterprise software is software that an organization buys and installs on its servers. The purchase and installation of this software requires high upfront costs and capital expenditure allocations. SaaS or Software as a

Service, by contrast, is software that is rented and is hosted “in the cloud” and accessed via the internet. This provides flexibility to the organization by allowing access from anywhere, and significantly, SaaS offerings tend to be multi-tenant, meaning that multiple organizations are working on the same version of software. This allows for better version control and faster deployment of updates and enhancements. The biggest advantage of the SaaS approach is that the organization can change this expense from a capital expenditure to an operational expenditure. Many enterprise SaaS companies exist, and the IOAC team will be looking to leverage its technology experience to evaluate business combination opportunities and use its network to provide value to the business combination target and facilitate the target’s growth.

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

After identifying the target and completing the business combination, IOAC will partner with the management team of the post-business combination entity in a variety of ways, including providing advice, implementing a new business strategy, and leveraging the team’s experience and expertise in mergers and acquisitions and our experience in strategy, IT, finance, marketing and treasury.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for a business combination of approximately $[  ] held in the Trust Account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders have agreed (and their permitted transferees will agree) to vote any founder shares and Private Placement Shares held by them and any public shares purchased during or after the initial public offering. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their respective permitted transferees will own at least 74% of our issued and outstanding ordinary shares entitled to vote thereon (excluding any shares underlying any units our initial shareholders may purchase in the initial public offering and the Private Placement Shares our sponsor purchased in the private placement). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, our directors, and our officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares held by them, and any public shares they may acquire during or after the initial public offering in connection with the completion of our initial business combination. CCM and Cantor will not be entitled to redemption rights with respect to any Private Placement Shares held by them in connection with the completion of a business combination.

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

Permitted Purchases of Our Securities by Our Affiliates

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, or their respective affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants such persons may purchase. Any such privately negotiated purchases may be effected at purchase prices that are not higher than the per share pro rata portion of the amount held in the Trust Account. However, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares in such transactions. Such persons will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

The purpose of such purchases would be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.  If such arrangements or agreements are entered into, we will file a Current Report on Form 8-K prior to the special meeting of stockholders to disclose any arrangements entered into or significant purchases made by any of the aforementioned persons. Any such report will include (i) the amount of shares purchased and the purchase price; (ii) the purpose of such purchases; (iii) the impact of such purchases on the likelihood that the business combination will be approved; (iv) the identities or characteristics of security holders who sold shares if not purchased in the open market or the nature of the sellers; and (v) the number of shares for which we have received redemption requests.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, or their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, or their respective affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, or their respective affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may not be higher than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, or their respective affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until July 29, 2023 (or such earlier date as determined by the board).

Ability to extend the time to complete our initial business combination

We initially had until 15 months from the closing of our initial public offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within such period, we may, if requested by our sponsor, extend the period of time to consummate a business combination up to three additional times, each by an additional one month (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of our amended and restated memorandum and articles of incorporation and the trust agreement between us and AST, as amended, in order to extend the time available for us to consummate our initial business combination, we must deposit into the Trust Account for each additional one-month extension, $165,000 on or prior to the date of the applicable deadline, up to an aggregate of $990,000. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only until July 29, 2023 (or such earlier date as determined by the board) to complete our initial business combination. If we are unable to complete our initial business combination by July 29, 2023 (or such earlier date as determined by the board), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest that shall be net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by July 29, 2023 (or such earlier date as determined by the board).

Our sponsor, our officers, and our directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination by July 29, 2023 (or such earlier date as determined by the board). The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete our initial business combination by July 29, 2023 (or such earlier date as determined by the board) and subsequently liquidate and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our public shares. However, if our sponsor, our officers, or our directors acquire public shares after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by July 29, 2023 (or such earlier date as determined by the board).

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 29, 2023 (or such earlier date as determined by the board) or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 29, 2023 (or such earlier date as determined by the board) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by July 29, 2023 (or such earlier date as determined by the board), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, GAAP, or IFRS and the historical financial statements must be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and consummate our initial business combination by July 29, 2023 (or such earlier date as determined by the board).

We evaluated our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act and determined that we are not deemed to be a large accelerated filer or an accelerated filer and continue to qualify as an emerging growth company. Therefore, we are not required to comply with the independent registered public accounting firm attestation requirements on our internal control procedures. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 12, 2025, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from any forward-looking statements in this Report are any of the risks described in our final prospectus for our initial public offering filed with the SEC and the risks described in this Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for our initial public offering filed with the SEC and declared effective by the SEC on October 19, 2021. See also the Risk Factors that set forth in the joint proxy statement/consent solicitation statement/prospectus included in a Registration Statement on Form S-4 that we have filed with the SEC relating to our proposed business combination with Zoomcar.

We have no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement. As such, there is a risk that we will be unable to continue as a going concern we do not consummate an initial business combination by July 29, 2023 (unless such date is extended by our shareholders). If we are unable to effect an initial business combination by July 29, 2023, we will be forced to liquidate and our warrants will expire worthless.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by July 29, 2023 (unless extended by our shareholders). Unless we amend our Existing Organizational Documents (which would require the affirmative vote of the holders of 65% of all then outstanding ordinary shares) and certain other agreements into which we have entered to expand the life of the Company, if we do not complete an initial business combination by July 29, 2023, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire and be worthless if we fail to consummate an initial business combination by July 29, 2023, or such later date as may be approved by our shareholders. The Existing Organizational Documents provide that, if it winds up for any other reason prior to the consummation of the initial business combination, the Company will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In such case, based on the amount of funds on deposit in the Trust Account as of the record date, our public shareholders would receive only approximately $     per public share upon the redemption of their shares and their warrants would expire worthless.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, we would expect to abandon our efforts to complete an initial business combination and liquidate the Trust Account.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities.

In addition, we would be subject to burdensome compliance requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

As a result, if we were deemed to be an investment company under the Investment Company Act, we would expect to abandon our efforts to complete an initial business combination and liquidate the Trust Account.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

To that end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term, we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

Certain proposed rules issued by the SEC on March 30, 2022 would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the proposed rules, including the proposed safe harbor rule, have not yet been adopted, and may be adopted in a revised form, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

Notwithstanding whether or not the proposed rules are adopted by the SEC, we may be deemed to be an investment company under the Investment Company Act. As a SPAC, we were formed for the sole purpose of completing an initial business combination. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of our IPO, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we will liquidate the securities held in the Trust Account prior to the end of the 24-month period after the effective date of our IPO registration statement, or October 26, 2023, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation. Further, if we do not invest the proceeds held in the Trust Account as discussed above, we may be deemed to be subject to the Investment Company Act, and the loss you may suffer as a result of being deemed subject to the Investment Company Act may be greater than if we liquidated the securities held in the Trust Account and instead held such funds in cash.

We do not believe that our principal activities will subject us to regulation under the Investment Company Act. However, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete the Business Combination. In such circumstances, we would expect to abandon our efforts to complete the Business Combination and liquidate the Trust Account. If we are unable to complete our initial business combination within the required time period and are required to liquidate the Trust Account, our public stockholders may receive only approximately $10.26 per share (based on the amount in the Trust Account as of September 30, 2022), or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless. If we are required to liquidate, you may lose all or part of your investment in the Company and our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire and become worthless.

In order to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we will, prior to the end of the 24-month period after the effective date of our IPO registration statement, or October 26, 2023, instruct the Trustee to hold all funds in the Trust Account in cash until the earlier of the consummation of the Business Combination or our liquidation. Any decision to hold all funds in the Trust Account in cash would likely reduce the amount our public stockholders would receive upon any redemption or liquidation.

While the funds in our Trust Account may only be invested in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, we will, prior to the end of the 24-month period after the effective date of our IPO registration statement, or October 26, 2023, instruct the Trustee to hold all funds in the Trust Account in cash until the earlier of the consummation of the Business Combination or our liquidation in order to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act. Any decision to hold all funds in the Trust Account in cash, combined with any permitted withdrawals of interest held in the Trust Account to pay our taxes, would likely reduce the effective yield on the amounts in the Trust Account and the amount our public stockholders would receive upon any redemption or liquidation.

The Committee on Foreign Investment in the United States (“CFIUS”) or other regulatory agencies may modify, delay or prevent our initial business combination.

CFIUS has authority to review direct or indirect investments whereby a foreign person acquires “control” over or, for more sensitive businesses involving critical technology, critical infrastructure, and sensitive personal data, certain types of non-controlling rights in U.S. businesses. Some transactions within the jurisdiction of CFIUS trigger a mandatory CFIUS filing requirement. Otherwise, notifying CFIUS of a transaction within its jurisdiction is voluntary. CFIUS can reach out to parties to transactions within its jurisdiction that did not notify CFIUS and request that the parties submit a CFIUS notice and can self-initiate national security reviews. If CFIUS identifies national security concerns in connection with its review of an investment, CFIUS has the power to impose measures to mitigate such concerns and, in extreme cases, require the foreign person to divest of the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, whether the investor/acquiror of the U.S. business is a “foreign person” or “foreign entity,” the nature and structure of the transaction, the level of beneficial ownership interest being acquired, and the nature of any information or governance rights acquired by the foreign investor. The Chief Operating Officer of the Company, who is also a director of the Company, is a non-U.S. person. Another director of the Company and an advisor of the Company are also non-U.S. persons. The Sponsor is not a non-U.S. person, is not controlled by a non-U.S. person and has no substantial ties with a non- U.S. person. The individuals mentioned above hold certain Founder Shares through the Sponsor. In addition, the Company currently is incorporated in the Cayman Islands, but prior to our initial business combination, the Company will change its jurisdiction of incorporation from the Cayman Islands to the State of Delaware. At that time, prior to the consummation of our initial business combination, we do not believe that the Company will be a “foreign entity” under the CFIUS regulations, but we cannot predict whether CFIUS would treat the Company as a foreign person/entity or whether CFIUS would consider our initial business combination, including the domestication and/or acquisition, as a covered transaction.

Our initial business combination may be subject to CFIUS review, depending on the ultimate share ownership of the combined company following our business combination and other factors. As a result, the pool of potential targets with which we could complete an initial business combination may be limited. If we think the risk that our initial business combination will trigger a mandatory CFIUS filing is low and that our initial business combination otherwise does not raise sensitive national security concerns, we may determine to proceed with the transaction without notifying CFIUS and risk CFIUS intervention before or after closing the transaction. The time necessary for CFIUS review of the transaction or a decision to delay or prohibit the transaction may prevent our initial business combination from occurring within the applicable time period required under our Amended and Restated Memorandum and Articles of Association. If we are unable to consummate our initial business combination within the applicable time period required under our Amended and Restated Memorandum and Articles of Association, we will be required to wind up, redeem and liquidate. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through our initial business combination. Additionally, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up.

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

On March 27, 2023, there were 1 holder of record of our units, 4 holders of record of our Class A ordinary shares, 1 holder of record of our Class B ordinary shares, and 1 holder of record of our warrants.

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

Overview

We are a blank check company incorporated as a Cayman Island exempted company on March 22, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business transaction with one or more businesses (a “Business Combination”).

As of December 31, 2022, we had not commenced any operations. All activity for the period from March 22, 2021 (inception) through December 31, 2022, relates our formation, the IPO, and subsequent to the IPO, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Our sponsor is Innovative International Sponsor I LLC, a Delaware limited liability company (the “sponsor”).

Our registration statement for the IPO was declared effective on October 26, 2021 (the “Effective Date”). On October 29, 2021, we consummated our IPO of 23,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option) and the sale of 1,060,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to our Sponsor, Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters that closed simultaneously with the IPO.

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

Upon the closing of the IPO, management deposited $234,600,000 or $10.20 per Unit sold in the IPO, including a portion of the proceeds of the Private Placement Shares, into the Trust Account that to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Shares deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of our initial Business Combination, the redemption of our public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if we do not complete our initial Business Combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if we are unable to complete its initial Business Combination within 21 months from the closing of the IPO, subject to applicable law. In connection with the Extension (as defined below), in January 2023, IOAC shareholders holding 19,949,665 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $31.5 million remains in the Trust Account.

On October 13, 2022, we entered into the Merger Agreement with Zoomcar and certain other parties. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) the Company will continue out of the Cayman Islands and re-domesticate into a Delaware corporation and (ii) following the Domestication, a Delaware subsidiary of our Company will merge with and into Zoomcar, with Zoomcar continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Zoomcar stockholder receiving shares of post-Domestication Company common stock. In connection with the Zoomcar Transaction, we also entered into (i) the Ananda Trust Subscription Agreement, pursuant to which Ananda Trust to subscribe for 1,000,000 newly issued shares of the common stock (following the Domestication) of the Company at a purchase price of $10.00 per share; (ii) the Lock-Up Agreements, pursuant to which certain Zoomcar stockholders agreed to subject certain shares of common stock of the post-combination company held by them to the restrictions described therein from the Closing until the termination of applicable lock-up periods described therein; (iii) the Stockholder Support Agreements, pursuant to which, among other things, the stockholders party to such Stockholder Support

Agreements have agreed to support the approval and adoption of the Zoomcar Transaction and to certain transfer restrictions with respect to their Zoomcar shares; and (iv) the Sponsor Support Agreement, pursuant to which our sponsor agreed to (A) vote all ordinary shares of the Company held by our sponsor at any meeting of the shareholders of the Company in favor of the approval and adoption of the Merger Agreement and the Zoomcar Transaction; (B) not redeem or transfer any of the shares held by our sponsor, or deposit into a voting trust or enter into a voting agreement in consistent with the Sponsor Support Agreement and (C) waive the anti-dilution right associated with the shares held by our sponsor and our sponsor shall use its best efforts to cooperate with the Company and Zoomcar in connection with obtaining the financing transactions.

On September 7, 2022, IOAC issued an unsecured promissory note (the “September 2022 Note”), in the amount of up to $500,000 to Ananda Trust. The September 2022 Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination. On or before the maturity date, Ananda Trust has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company at a conversion price of $10.00 per share. The terms of such shares, if any, would be identical to the terms of the Private Placement Shares.

On January 3, 2023, we issued an unsecured promissory note (the “January 2023 Note”), in the amount of up to $500,000 to Ananda Trust. The proceeds of the January 2023 Note may be drawn down from time to time prior to the Maturity Date (as defined below) upon request by the Company.

The January 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination (the “Maturity Date”). The January 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the January 2023 Note and all other sums payable with regard to the January 2023 Note becoming immediately due and payable.

On January 19, 2023, we held the Extraordinary General Meeting (“EGM”) for the purposes of considering and voting upon the Charter and the Trust Agreement Amendments. At the EGM, the shareholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to six (6) times for an additional one (1) month each time from January 29, 2023 to July 29, 2023 (which is 21 months from the closing of the Company’s initial public offering).

In connection with the EGM, shareholders holding 19,949,665 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $31.5 million remains in the Trust Account. Following redemptions, the Company has 3,050,335 public shares outstanding.

Our sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to a promissory note in favor of our sponsor (the “Extension Note”). The Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the Maturity Date, as defined in the Extension Note. The issuance of the Extension Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 26, 2023 and on February 28, 2023, in connection with the Extension, we deposited $165,000 and $165,000 into the Trust Account, which amount will be included in the pro rata amount distributed to (i) all of the holders of the Company’s Class A ordinary shares sold in the Company’s initial public offering (“Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial business combination.

We will have until July 29, 2023 (or such earlier date as determined by the board) to complete the Business Combination (the “Combination Period”). If we are unable to consummate our Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Risks and Uncertainties

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Other recent events contributing to a climate of geopolitical uncertainty include rising tensions between China and Taiwan. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Results of Operations and Known Trends or Future Events

Through December 31, 2022, we have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO and subsequent to the completion of the IPO, customary business conduct relating to finding a target for the Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially since we have entered into the Merger Agreement with Zoomcar.

For the year ended December 31, 2022, we had a net loss of $4,625,808, which consists of formation and operating costs of $8,009,751, offset by interest income from bank of $56 and interest earned on marketable securities held in the Trust Account of $3,383,887.

For the period from March 22, 2021 (inception) through December 31, 2021, we had a net loss of $229,230, which consists of formation and operating costs of $233,253, offset by interest income from bank of $17 and interest earned on marketable securities held in the Trust Account of $4,006.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $10,436 and a working capital deficit of $6,708,272. Following the consummation of the IPO on October 29, 2021, we had $2,800,472 of cash available to us, temporarily being held in the Sponsor’s bank account, and working capital of $1,210,696. We opened our operating bank account and the $2,800,472 was transferred to us from the Sponsor’s account on November 1, 2021.

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

On September 7, 2022, the Company issued the September 2022 Note, in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. The September 2022 Note is unsecured and bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial Business Combination (the “Maturity Date”). On or before the Maturity Date, Ananda Trust has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The September 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the September 2022 Note and all other sums payable with regard to the September 2022 Note becoming immediately due and payable. The conversion feature included in the September 2022 Note does not meet definition of the derivative instrument.

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

Going Concern

We anticipate that the $10,436 of cash held outside of the Trust Account as of December 31, 2022, might not be sufficient to allow the us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 29, 2023 (or such earlier date as determined by the board) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 29, 2023 (or such earlier date as determined by the board).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

On April 17, 2021, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021, or the closing of the IPO. A portion of the loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of December 31, 2022 and 2021, we had no borrowings under the promissory note.

On September 7, 2022, we have issued an unsecured promissory note in the amount of up to $500,000 to the Sponsor. The September 2022 bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial Business Combination (the “Maturity Date”). On or before the Maturity Date, the Sponsor has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The September 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the September 2022 Note and all other sums payable with regard to the September 2022 Note becoming immediately due and payable. The conversion feature included in the September 2022 Note does not meet definition of the derivative instrument.

Certain Relationships and Related Party Transactions

On April 17, 2021, our sponsor paid $25,000 to cover certain of our offering costs in exchange for 7,187,500 founder shares. On September 20, 2021, we effected a dividend of 1.12 shares for each outstanding Class B ordinary share, resulting in an aggregate of 8,050,000 founder shares being held by our sponsor (up to 1,060,000 shares of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised), resulting in a purchase price of approximately $0.003 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued. As such, our initial shareholders collectively owned approximately 25% of our issued and outstanding shares (excluding any shares underlying any units our initial shareholders may purchase in the IPO and the Private Placement Shares our sponsor intends to purchase in the private placement) after the IPO. None of our sponsor, officers, and directors intends to purchase any units after the IPO.

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

Prior to the closing of the IPO, our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. As of December 31, 2022 and December 31, 2021, we had $500,000 and no borrowings under the promissory note with our sponsor.

On September 7, 2022, we have issued an unsecured promissory note (the “September 2022 Note”), in the amount of up to $500,000 to Ananda Trust. The September 2022 Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination (the “Maturity Date”). On or before the Maturity Date, the Sponsor has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The September 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the September 2022 Note and all other sums payable with regard to the September 2022 Note becoming immediately due and payable.

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

Our sponsor, Cantor and CCM purchased an aggregate of 1,060,000 Class A ordinary shares at a price of $10.00 per share ($10,060,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. Of those 1,060,000 Private Placement Shares, our sponsor purchased 960,000 Private Placement Shares, CCM has purchased 30,000 Private Placement Shares, and Cantor purchased 70,000 Private Placement Shares. Our sponsor, Cantor and CCM are permitted to transfer the Private Placement Shares they hold to certain permitted transferees, including their respective directors, officers, and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities. In addition, the Private Placement Shares are not, subject to certain limited exceptions, transferable or salable until 30 days after the completion of the IPO. The Private Placement Shares will not be redeemable by us so long as they are held by the initial purchasers or their respective permitted transferees. If the Private Placement Shares are held by holders other than the initial purchasers or their respective permitted transferees, the Private Placement Shares will be redeemable by us and exercisable by the holders on the same basis as the shares and warrants included in the units sold in the IPO. Otherwise, and, except as described under “Description of Securities –Ordinary Shares – Private Placement Shares” in the final prospectus of the IPO that was filed with the SEC on October 28, 2021, the Private Placement Shares have terms and provisions that are identical to those of the Public Shares.

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

Simultaneously with the signing of the Merger Agreement, Ananda Trust, an affiliate of our sponsor and of Mohan Ananda and Elaine Price, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, entered into the Ananda Trust Subscription Agreement with the Company to subscribe for 1,000,000 newly issued shares of the Company’s common stock (following the Domestication) at a purchase price of $10.00 per share. Simultaneously with the signing of the Merger Agreement, Ananda Trust also invested an aggregate of $10,000,000 in Zoomcar, in exchange for the Ananda Trust Note. At the Closing of the Merger, Zoomcar’s repayment obligations under the Ananda Trust Note will be offset against Ananda Trust’s payment obligations under the Ananda Trust Subscription Agreement and Ananda Trust will receive newly issued shares of the Company in accordance with the terms of the Ananda Trust Subscription Agreement. In the event that the Business Combination is not consummated by the one-year anniversary of the Ananda Trust Note (or upon the earlier termination of the Merger Agreement), the Ananda Trust Note issued by Zoomcar in consideration of the Ananda Trust Investment will be exchanged for a new convertible promissory note issued by Zoomcar, and such note will be convertible upon the consummation of a subsequent financing in which Zoomcar raises an aggregate of at least $5 million, and the Ananda Trust Subscription Agreement will terminate automatically.

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

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

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

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Mohan Ananda, Ph.D.	76	Chairman of the Board of Directors and Chief Executive Officer
Madan Menon	42	Chief Operating Officer and Director
Elaine Price	67	Chief Financial Officer and Director
Fernando Garibay	47	Director
Anuradha “Anu” George	57	Director
Nisheet Gupta	48	Director
Valarie Sheppard	59	Director

The experience of our directors and executive officers is as follows:

Mohan Ananda serves as our Chairman and Chief Executive Officer. Dr. Ananda was the founding Chairman, CEO, and President of Stamps.com (NASDAQ:STMP) and served on its board of directors. Stamps.com, established in 1996, is the leading provider of Internet-based mailing and shipping solutions and utilizes technology developed by Dr. Ananda and protected by a number of US patents. Dr. Ananda was instrumental in raising in excess of $400 million of capital for Stamps.com, which included multiple rounds of private raises, followed by its $55 million initial public offering on NASDAQ in 1999 and a $309.1 million follow-on public offering. In June 2021, Stamps.com agreed to settle claims in connection with a derivative suit brought by shareholders of Stamps.com in exchange for (i) payment of $30 million of insurance proceeds to Stamps.com on behalf of certain of the shareholders from D&O insurance policies purchased by Stamps.com for the benefit of its directors and officers and Stamps.com; and (ii) implementation of certain corporate governance changes by Stamps.com. n August 2021, Stamps.com agreed to pay $100 million to settle claims in connection with a class action lawsuit brought by investors alleging Stamps.com misled investors about Stamps.com’s relationship with the United States Postal Service to artificially inflate its stock price. Dr. Ananda also has been instrumental in entering into a definitive agreement for Stamps.com (STMP) to be acquired by Thoma Bravo, LP, a leading software investment firm, in an all-cash transaction that values Stamps.com at approximately $6.6 billion. Under the terms of the agreement, Stamps.com stockholders will receive $330.00 per share. Dr. Ananda was also the founder and director of a European-based investment firm, JAB Holdings Limited (“JAB”). JAB’s capital was raised through a public offering in the Alternative Investment Market of the London Stock Exchange in the United Kingdom. Dr. Ananda was also a founder of Envestnet, Inc. (NYSE:ENV) (“Envestnet”), which is a leading provider of solutions to financial advisors and institutions. Dr. Ananda served as a director on Envestnet’s board for a number of years. He is also the Chairman and CEO of Ananda Enterprises, Inc. a California company that provides technology and management consulting services. Dr. Ananda has been a managing partner in the law firm of Ananda & Krause, since 1986 and is the founding Chairman and CEO of Ananda Foundation (ananda-foundation.org). Ananda Foundation is a non-profit organization committed to bringing innovation in healthcare management to the lives of people by providing medical services online (telemedicine) for Neurology/Neurosurgery, Internal Medicine & Pediatric/Adolescent Medicine patients from all over the world. This includes clinical knowledge exchange, health technology implementation, and patient treatment in collaboration with the areas of telemedicine, tele-radiology services, and remote medical opinions/second opinions.

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

Madan Menon serves as our Chief Operating Officer and a member of our board of directors. Mr. Menon is the CEO of Frientap Inc, a California headquartered Social Marketplace startup, navigating them through strategy and growth. Mr. Menon brings more than 17 years of startup and technology experience having worked with enterprises and startups in multiple capacities. Mr. Menon joined Xcinex Corporation as chief operating officer in 2017 and was responsible for Xcinex’s product development and fund raising. In 2016, Mr. Menon, as director of Orion Diagnostix Pvt Ltd, setup www.testmyblood.in, to bring professional home collection of blood tests that are carried out by the lab of the patient’s choice. He designed a scalable and resilient architecture that ensured minimal downtime and maximum uptime. Mr. Menon served as chief operating officer of Flowedge Financial Solutions (“Flowedge”), a fintech firm focused on the proprietary trading market, from February 2012 to July 2018. He also founded Virtu Technologies India, a private partnership managed service provider focused on the SMB market, servicing industries such as healthcare, finance, education and manufacturing, and he grew the company substantially year on year, ultimately leading the company to its exit. During his leadership, Mr. Menon grew the team, implemented cutting edge projects that saved customers a considerable amount of their annual IT budgets and improved operational efficiencies. In the non-profit sector, Mr. Menon serves on the board of directors of The International Wolf Center since December 2021. We believe Mr. Menon’s experience and expertise qualify him as our Chief Operating Officer and a member of our board of directors.

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

Elaine Price serves as our Chief Financial Officer and member of our board of directors. Ms. Price has been a certified public accountant for more than 40 years, embarking on her career in 1977, and has owned her own practice for over 25 years. She received her bachelor’s degree in Business Administration — Accounting from California State University Fullerton and a Master of Business Taxation from the University of Southern California. Ms. Price has served on the board of directors of two not-for-profit organizations — CloverLane Foundation and Next Step Service Dogs. In her practice, she consulted clients who are starting a business, transferring business between generations, and clients who have plans to expand globally. In addition, she was an assistant clinical professor at USC, teaching subjects from beginning accounting to tax classes in the master’s program. Our board has determined that Ms. Price extensive experience in financial services qualifies her as our Chief Financial Officer and a member of our board of directors.

Fernando Garibay is an American record producer, songwriter, DJ and entrepreneur. He was the official musical director of Lady Gaga’s “Born This Way Ball” tour and the producer of the Born This Way album. He has produced and creative consulted for several top performing artists such as Lady Gaga, U2, Whitney Houston, Britney Spears, Enrique Iglesias, Bruno Mars, Rihanna and others and labels such as Sony Music & Warner Music Group. Mr. Garibay spent more than a decade as part of the in-house creative team at Interscope Records as executive, producer, and artist under the mentorship and direction of Jimmy Iovine, ultimately rising to be the chief- producer. Mr. Garibay is the founder and Chief Executive Officer of The Garibay Center, an institute aiming to instill orthogonal thinking and achieve higher levels of performance for C-Suite executives by invigorating creativity through his unique music knowledge. He also founded the imprint Paradise/Interscope, which is owned by the Universal Music Group. Mr. Garibay is a mentor at startup accelerators, such as Gener8tor. Mr. Garibay is a guest lecturer at Harvard University (Harvard Business School) and at the Massachusetts Institute of Technology (MIT) Media Lab in Cambridge, Massachusetts. Having started making hit records since 1998, Mr. Garibay’s deep experience with the media and entertainment industry will help us assess prospects targets from a marketing and branding perspective. We believe Mr. Garibay to be qualified to serve as a director because of his extensive music production and marketing experience. We believe Mr. Garibay’s experience and expertise qualify him as a member of board of directors.

Anuradha “Anu” George is the Client Experience Digital Transformation Leader at AIG, responsible for driving a digital, customer-first culture at AIG and for digitizing the broke and end customer experience. She was previously COO -Technology & Transformation at Morningstar. Her prior experiences include progressive leadership roles with GE Capital, the last as VP, Wholesale Finance Operations and P&L responsibility for the roasted & coffee brands in Unilever, India. Ms. George is a customer focused, innovations and digital transformation executive who has successfully helped business leaders prepare for the Future of Work by connecting strategy with digitalization and operational excellence methods. Having worked for leading multinational organizations (GE, Unilever and Morningstar), she has led large operations and shared services teams globally in North America, Europe & Asia. Her expertise includes business strategy and transformations; emerging technologies; M&A led integrations; organizational design; LEAN & Six Sigma; and offshoring/global outsourcing. During her tenure at Morningstar & GE, Ms. George has led significant initiatives such as integrating an acquired business of $2.5 billion in assets; driving the introduction of emerging technologies such as (Artificial Intelligence, Machine Learning, Natural Language Processing, Chatbots, Robotics Process Automation) and leading a global business organizational re-design to enable faster growth & productivity. Ms. George is passionate about diversity and inclusion and served as executive sponsor of the Women’s and Asia resource groups for both Morningstar and GE. Ms. George also believes in giving back to the community and is an active member of the board of the Chicago Literacy Alliance. Ms. George has received an MBA from the University of Mumbai and has completed the prestigious Management Development Program at GE Crotonville. She is a certified GE Six Sigma Quality Leader and black belt. Having started her career in 1988, Ms. George’s deep experience with business transformation and her knowledge of ESG will be critical in not only assessing prospective targets but also playing a key role in the M&A transaction. We believe Ms. George to be qualified to serve as a director because of her extensive expertise in digitizing businesses with emerging technologies, coupled with her diverse background and global management experience. We believe Ms. George’s experience qualifies her as a member of board of directors.

Nisheet Gupta has been the Executive Vice President and Chief Financial Officer at Pace Analytical LLC since August 2022. In this role, Mr. Gupta oversees all aspects of the Pace Analytical LLC’s financial functions, including accounting, treasury, financial planning and analysis, global tax compliance, investor relations, internal audit, risk management and finance excellence. From June 2020 to August 2022, Mr. Gupta served as Executive Vice President and Chief Financial Officer at Apogee Enterprises, Inc. Mr. Gupta brings more than 20 years of experience as a finance leader. Most recently, he served as Vice President of Global Finance Operations at Land O’ Lakes, a leading agribusiness and food company, where he led business unit finance and transformation. Prior to joining Land O’ Lakes, Mr. Gupta worked at Diebold Nixdorf, as Vice President, Finance, Global Transformation from 2016 to 2017, Vice President, Finance and Chief Financial Officer, International from 2014 to 2016 and in various roles in Diebold Nixdorf’s financial organization, from 2011 to 2014. Earlier in his career, Mr. Gupta served in numerous finance leadership roles with leading global companies including FirstData (now FISERV), Novartis, FedEx and E&Y. Mr. Gupta brings a wealth of diverse experiences, having worked and lived in nine different countries over the course of his career. He holds an MBA from the Columbia Business School and London Business School; he is a Chartered Accountant and also a Bachelor of Commerce from the University of Delhi. Having started his career in 1995, Mr. Gupta’s deep financial knowledge and deal making experience will be crucial in the M&A transaction. We believe Mr. Gupta to be qualified to serve as a director because of his extensive cross-border finance and M&A experience. We believe Mr. Gupta’s experience and expertise qualify him a member of our board of directors.

Valarie Sheppard has served as a board member and the audit committee chair for Ibotta since September 2021, for Sovos Brand Inc. (Nasdaq: SOVO) since July 2021, and for KDC-One since April, 2021. Ms. Sheppard served on the board of Federal Reserve Bank of Cleveland from January 2019 to December 2021. She retired from Procter and Gamble (P&G) as Treasurer, Controller & Executive Vice President on March 31, 2021. Ms. Sheppard led P&G’s global Finance, Accounting and Treasury team, responsible for the external financial reporting, financial planning, global business development and treasury operations for company businesses and operations in about 70 countries, with annual sales of more than $65 billion. She also led the global implementation of P&G’s new organization design, the most significant restructuring initiative in 25 years. Since joining P&G as a tax analyst in 1986, Ms. Sheppard held varied roles within the company, including finance and accounting positions in Fabric Care, Home Care and Beauty businesses, both in the U.S., and internationally. From 2015 to 2020, Ms. Sheppard was a board member of Anixter International, Inc. She has also supported innovation in the Cincinnati, Ohio community as board chair of Cintrifuse from 2013 to 2021, an organization that connects the region’s start-up companies to advice, talent, funding and customers. Ms. Sheppard’s finance and M&A knowledge will be critical in target assessment and deal completion. We believe Ms. Sheppard to be qualified to serve as a director because of her extensive finance, M&A and treasury experience. We believe Ms. Sheppard’s experience qualifies her as a member of our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary share as of March 30, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary share, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary share;
●	each of our executive officers and directors that beneficially owns our ordinary share; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 12,160,335 ordinary shares, consisting of (i) 4,110,335 Class A ordinary shares and (ii) 8,050,000 Class B ordinary shares, issued and outstanding as of March 30, 2023. On all matters to be voted upon, except for the election or removal of directors of the board prior to the initial business combination, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Shares as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares
Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Shares
Directors and Executive Officers
Mohan Ananda(2)	960,000	23.3%	8,050,000	100.0%	74.1%
Madan Menon(3)	—	—	—	—	—
Fernando Garibay(3)	—	—	—	—	—
Anuradha George(3)	—	—	—	—	—
Nisheet Gupta(3)	—	—	—	—	—
Valarie Sheppard(3)	—	—	—	—	—
All directors and officers as a group (seven individuals) (3)	960,000	23.3%	8,050,000	100.0%	74.1%
Five Percent Holders
Innovative International Sponsor I LLC(2)	960,000	23.3%	8,050,000	100.0%	74.1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 24681 La Plaza, Ste 300, Dana Point, CA 92629.
(2)	Our sponsor is the record holder of such ordinary shares. Mohan Ananda is the managing member of our sponsor. As a result, Mohan Ananda may be deemed to have voting and investment discretion with respect to the ordinary shares held by our sponsor. With respect to before the offering, our sponsor is the record holder of such shares. Mohan Ananda is the managing member of our sponsor. Mohan Ananda has voting and investment discretion with respect to the founder shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the founder shares held directly by our sponsor. Mohan Ananda disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.
(3)	Each of these officers and directors holds an interest in our sponsor and disclaims any beneficial interest other than to the extent of his or her pecuniary interest.

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

Promissory Note — Related Party

On April 17, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the initial public offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021, or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of December 31, 2021, we had no borrowings under the promissory note.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021 totalled $144,500 and $99,910, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of October 26, 2021, by and between the Company and Cantor Fitzgerald & Co. (2)
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 13, 2022, by and among Innovative International Acquisition Corp., Zoomcar, Inc. and the other parties thereto (4)
3.1	Amended and Restated Memorandum and Articles of Association, as amended by the First Amendment to Amended and Restated Memorandum and Articles of Association*
4.1	Specimen Unit Certificate (1)
4.2	Specimen Ordinary Shares Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.5	Warrant Agreement, dated as of October 26, 2021, by and between American Stock Transfer & Trust Company and the Company (2)
4.6	Description of Registrant’s Securities. (3)
10.1	Letter Agreement, dated as of October 26, 2021, by and among the Company, and each of the initial shareholders, directors and officers of the Company (2)
10.2	Investment Management Trust Agreement, dated as of October 26, 2021, by and between American Stock Transfer & Trust Company and the Company (2)
10.3	Registration Rights Agreement, dated as of October 26, 2021, by and among the Company, Innovative International Sponsor I LLC and certain other security holders of the Company (2)
10.4	Administrative Services Agreement, dated October 26, 2021, by and between the Company and Innovative International Sponsor I LLC. (2)
10.5	Private Placement Shares Purchase Agreement, dated October 26, 2021, by and between the Company and Innovative International Sponsor I LLC. (2)
10.6	Private Placement Shares Purchase Agreement, dated October 26, 2021, by and between the Company and Cantor Fitzgerald & Co. (2)
10.7	Private Placement Shares Purchase Agreement, dated October 26, 2021, by and between the Registrant and J.V.B. Financial Group, LLC on behalf of its division, Cohen & Company Capital Markets. (2)
10.9	Form Indemnity Agreement, by and between the Company and each of the directors and officers of the Company (1)
10.10	Consulting Agreement, dated March 12, 2021, by and between J.V.B. Financial Group, LLC and the Company (1)
10.11	Promissory Note, dated April 17, 2021, issued to Innovative International Sponsor I LLC (1)
10.12	Securities Subscription Agreement, dated April 17, 2021, between the Company and Innovative International Sponsor I LLC (1)
10.13	Form of Stockholder Support Agreement (4)
10.14	Form of Lock-Up Agreement (4)
10.15	Sponsor Support Agreement, dated as of October 13, 2022, by and among Innovative International Acquisition Corp., Innovative International Sponsor I LLC and Zoomcar, Inc. (4)
10.16	Ananda Trust Subscription Agreement, dated as of October 13, 2022, by and between Innovative International Acquisition Corp. and Ananda Small Business Trust (4)
10.17	Promissory Note, dated January 3, 2023, issued by Innovative International Acquisition Corp. to the Ananda Small Business Trust (5)
10.18	Amendment to the Investment Management Trust Agreement, dated January 19, 2022 (6)
10.19	Promissory Note, dated January 19, 2023, issued to Innovative International Sponsor I LLC (6)
14.1	Code of Ethics (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included as Exhibit 101)*
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form S-1/A , filed with the SEC on October 21, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K , filed with the SEC on October 29, 2021.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 29, 2022.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 19, 2022.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 4, 2023.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 20, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	Innovative International Acquisition Corp.

	By:	/s/ Mohan Ananda
	Name:	Mohan Ananda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mohan Ananda Mohan Ananda	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2023

/s/ Elaine Price	Chief Financial Officer and Director	March 31, 2023
Elaine Price	(Principal Financial and Accounting Officer)

/s/ Madan Menon	Chief Operating Officer and Director	March 31, 2023
Madan Menon

/s/ Fernando Garibay	Director	March 31, 2023
Fernando Garibay

/s/ Anuradha George	Director	March 31, 2023
Anuradha George

/s/ Nisheet Gupta	Director	March 31, 2023
Nisheet Gupta

/s/ Valarie Sheppard	Director	March 31, 2023
Valarie Sheppard

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Innovative International Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovative International Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2023

PCAOB ID Number 688

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets
Cash	$10,436	$979,634
Prepaid expenses	210,605	232,313
Total current assets	221,041	1,211,947
Other noncurrent assets	—	190,305
Marketable securities held in Trust Account	237,987,893	234,604,006
Total Assets	$238,208,934	$236,006,258
Liabilities, Redeemable Shares and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$6,297,378	$153,397
Due to related party	131,935	21,935
Promissory Note - Related Party	500,000	—
Total current liabilities	6,929,313	175,332
Deferred underwriters’ discount	12,100,000	12,100,000
Total Liabilities	19,029,313	12,275,332

Commitments and Contingencies (Note 6)
Redeemable Shares
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.35 and 10.20 per share at December 31, 2022 and 2021, respectively	237,987,893	234,604,006

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,060,000 issued and outstanding (excluding 23,000,000 shares subject to redemption) at December 31, 2022 and 2021, respectively	106	106
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,050,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	805	805
Additional paid-in capital	—	—
Accumulated deficit	(18,809,183)	(10,873,991)
Total Shareholders’ Deficit	(18,808,272)	(10,873,080)
Total Liabilities, Redeemable Shares and Shareholders’ Deficit	$238,208,934	$236,006,258

The accompanying notes are an integral part of the financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
	For the Year	from March 22,
	Ended	2021 (Inception)
	December 31,	to December 31,
	2022	2021
Formation and operating costs	$8,009,751	$233,253
Loss from operations	(8,009,751)	(233,253)

Other income:
Interest income bank	56	17
Interest earned on cash held in Trust Account	3,383,887	4,006
Other income	3,383,943	4,023
Net loss	$(4,625,808)	$(229,230)

Weighted average shares outstanding, redeemable Class A ordinary shares	23,000,000	5,102,113
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.14)	$(0.02)
Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	9,110,000	8,285,141
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.14)	$(0.02)

The accompanying notes are an integral part of the financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM MARCH 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	8,050,000	805	24,195	—	25,000

Sale of 1,060,000 Private Placement Shares	1,060,000	106	—	—	10,599,894	—	10,600,000

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(17,533,406)	(10,644,761)	(28,178,166)

Proceeds allocated to Public Warrants	—	—	—	—	7,475,000	—	7,475,000

Offering costs associated with issuance of Public Warrants	—	—	—	—	(565,683)	—	(565,683)

Net loss	—	—	—	—	—	(229,230)	(229,230)

Balance - December 31, 2021	1,060,000	$106	8,050,000	$805	$—	$(10,873,991)	$(10,873,080)

Stock compensation	—	—	—	—	74,503	—	74,503

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(74,503)	(3,309,384)	(3,383,887)

Net loss	—	—	—	—	—	(4,625,808)	(4,625,808)

Balance – December 31, 2022	1,060,000	$106	8,050,000	$805	$—	$(18,809,183)	$(18,808,272)

The accompanying notes are an integral part of the financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from
		March 22, 2021
	For the Year	(inception)
	Ended	through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(4,625,808)	$(229,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(3,383,887)	(4,006)
Stock compensation	74,503	—
Changes in operating assets and liabilities:
Prepaid expenses	212,013	(422,618)
Accounts payable and accrued liabilities	6,143,981	153,397
Due to related party	110,000	21,935
Net cash used in operating activities	(1,469,198)	(480,522)

Cash flows from financing activities:
Investment of cash in Trust Account	—	(234,600,000)
Net cash used in financing activities	—	(234,600,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	—	226,000,000
Proceeds from private placement	—	10,600,000
Proceeds from promissory note to Sponsor	500,000	—
Payment of deferred offering costs	—	(539,844)
Net cash provided by financing activities	500,000	236,060,156

Net Change in Cash	(969,198)	979,634
Cash at the beginning of the period	979,634	—
Cash at the end of the period	$10,436	$979,634
Non-cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$—	$234,600,000
Offering costs paid by Sponsor from proceeds from issuance of Class B ordinary shares	$—	$25,000
Deferred underwriting commissions payable charged to additional paid in capital	$—	$12,100,000
Remeasurement of ordinary share subject to possible redemption	$3,383,887	$28,178,166

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2022, the Company had not commenced any operations nor generated any revenue. All activity for the period from March 22, 2021 (inception) through December 31, 2022, relates to the Company’s formation, the initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination and other customary business conduct related thereto. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the IPO, management has agreed that an amount equal to at least $10.20 per Unit sold in the IPO, including a portion of the proceeds of the Private Placement Shares, will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Shares deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 21 months from the closing of the IPO, subject to applicable law.

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheets until such date that a redemption event takes place. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company has up to 21 months from the closing of the IPO to complete the Business Combination (the “Combination Period”). If the Company is unable to consummate the Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

On January 19, 2023, the Company held the Extraordinary General Meeting (“EGM”) for the purposes of considering and voting upon the Charter and the Trust Agreement Amendments. At the EGM, the shareholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to six (6) times for an additional one (1) month each time from January 29, 2023 to July 29, 2023 (which is 21 months from the closing of the Company’s initial public offering) (the “Extension”).

In connection with the EGM, shareholders holding 19,949,665 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) will be removed from the Trust Account to pay such holders and approximately $31.5 million will remain in the Trust Account. Following redemptions, the Company will have 3,050,335 public shares outstanding.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash outside the Trust Account of $10,436 available for working capital needs. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, all remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Shares.

On September 7, 2022, the Company issued an unsecured convertible promissory note in the amount of up to $500,000 to Ananda Trust. $500,000 was drawn and outstanding as of December 31, 2022.

Going Concern

The Company anticipates that the $10,436 of cash held outside of the Trust Account as of December 31, 2022, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company can raise additional capital through Working Capital Loans from the initial shareholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 5), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 29, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 29, 2023.

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

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Shares were placed in the Trust Account and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 21 months from the closing of the IPO, subject to applicable law.

The Company classifies its U.S. Treasury securities as Trading Securities in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Changes in the value of Trading Securities are recognized in income in the period they occur.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts held at a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its shares of Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s (deficit) equity. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of December 31, 2022 and 2021, the Class A ordinary share reflected in the balance sheets are reconciled in the following table:

	December 31,	December 31,
	2022	2021
Gross Proceeds	$230,000,000	$230,000,000
Less:
Proceeds allocated to Public Warrants	(7,475,000)	(7,475,000)
Issuance costs related to Class A ordinary shares	(16,099,160)	(16,099,160)
Plus:
Accretion of carrying value to redemption value	31,562,053	28,178,166
Class A ordinary shares subject to possible redemption	$237,987,893	$234,604,006

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants exceeded the fair value per ordinary share. For the year ended December 31, 2022, and for the period from March 22, 2021 (inception) through December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-Redeemable
	Class A	Class A and B	Class A	Class A and B
	Ordinary	Ordinary	Ordinary	Ordinary
	shares	shares	shares	shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(3,313,410)	$(1,312,398)	$(92,869)	$(136,361)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	9,110,000	5,102,113	8,285,141
Basic and diluted net loss per ordinary share	$(0.14)	$(0.14)	$(0.02)	$(0.02)

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

Due to Related Parties

The balances of $131,935 and $21,935 as of December 31, 2022 and 2021, respectively, represent administrative support fees paid by related party on behalf of the Company.

Promissory Note — Related Party

On April 17, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021, or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of October 29, 2021, the Company had $122,292 in borrowings under the promissory note which are now due on demand. The balance was repaid on November 5, 2021.

On September 7, 2022, the Company issued an unsecured promissory note (the “September 2022 Note”), in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. The September 2022 Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial Business Combination (the “Maturity Date”). On or before the Maturity Date, the Sponsor has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The September 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the September 2022 Note and all other sums payable with regard to the September 2022 Note becoming immediately due and payable. The conversion feature included in the September 2022 Note does not meet definition of the derivative instrument. The full amount of the September 2022 Note, or $500,000 was drawn and outstanding as of December 31, 2022.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Shares. The terms of the Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying this obligation. For the year ended December 31, 2022 and for the period March 22, 2021 (inception) to December 31, 2021, the Company had incurred expense of $120,000 and $21,935, respectively, pursuant to this agreement, which was accrued in “Due to related party”.

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

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.

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

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $4,000,000 , which was paid at the time of the IPO out of the gross proceeds.

In addition, the underwriters will be entitled to five percent (5%) per unit and seven percent (7%) per over-allotment unit, or $12,100,000 for deferred underwriting commissions. The deferred commissions will be payable only upon completion of the Business Combination.

Financial Advisory Agreements

The Company engaged CCM, an affiliate of a passive member of the Company’s Sponsor, to provide consulting and advisory services in connection with the IPO, for which it will receive an advisory fee equal to 0.6% of the aggregate proceeds of the IPO net of underwriter’s expenses. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. CCM has agreed to defer the portion of its fee resulting from exercise of the underwriters’ over-allotment option until the consummation of the Company’s Business Combination. The Company will also engage CCM as an advisor in connection with the Company’s Business Combination for which it will earn an advisory fee of 1.05% of the proceeds of the IPO payable at closing of the Company’s Business Combination. CCM is engaged to represent the Company’s interests only. CCM is not participating in the IPO as defined in FINRA Rule 5110(j)(16); it is acting as an independent financial adviser as defined in FINRA Rule 5110(j)(9). As such, CCM is not acting as an underwriter in connection with the IPO, it will not identify or solicit potential investors in the IPO or otherwise be involved in the distribution of the IPO.

On November 11, 2022, the Company entered into an agreement with Jett Capital to to act as Financial Advisor (i) in connection with its potential business combination (as described in the section “Merger Agreement” below) and (ii) in connection with a possible private placement related to business combination. As compensation for Jett Capital’s services the Company will pay Jett Capital a cash fee equal to $500,000, upon the closing of the Business Combination. Jett Capital started providing their services in February 2023.

Merger Agreement

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

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, the Company will continue out of the Cayman Islands and re-domesticate into a Delaware corporation (the “Domestication”) and (ii) at the Closing of the Merger Transaction, and following the Domestication, Merger Sub will merge with and into Zoomcar (the “Merger”), with Zoomcar continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Zoomcar stockholder receiving shares of post-Domestication Company common stock at the Closing (as further described below). Concurrent with the signing of the Merger Agreement, Ananda Small Business Trust, a Nevada Trust (“Ananda Trust”), an affiliate of the Sponsor, invested an aggregate of $10,000,000 in Zoomcar (the “Ananda Trust Investment”), in exchange for a convertible promissory note issued by Zoomcar to Ananda Trust, Zoomcar’s repayment obligation under which will be offset against the obligations of Ananda Trust under the subscription agreement entered into by Ananda Trust and the Company concurrent with the Ananda Trust Investment. Management of the Company reviewed this subscription agreement under the ASC 815 “Derivatives and Hedging” and determined that there are no factors that would preclude its equity treatment and it will be recorded at the closing of the Merger Agreement and upon delivery of the Company’s shares.

As consideration for the Merger, Zoomcar security holders collectively shall be entitled to receive from the Company, in the aggregate, a number of the Company securities with an aggregate value equal to (w) $350,000,000 plus (x) the sum of the aggregate exercise prices of all vested Zoomcar options and all Zoomcar warrants outstanding as of the effective time of the Merger, plus (y) the aggregate amount of a Zoomcar private debt or equity financing of up to $40,000,000, if and to the extent consummated prior to Closing in accordance with the terms of the Merger Agreement (but without giving effect to a discount, if any, of the private financing conversion ratio relative to the per share offset ratio for the Ananda Trust Investment) minus (z) the amount of Zoomcar’s net debt at Closing (the “Merger Consideration”), with each Zoomcar stockholder receiving for each share of Zoomcar common stock held (after giving effect to the exchange of the Zoomcar preferred stock to Zoomcar common stock), a number of shares of post-Domestication Company common stock equal to (i) the quotient of the Merger Consideration divided by the number of then-outstanding shares of Zoomcar on a fully diluted as converted to common stock basis (including Zoomcar India Shares, as defined below), divided by (ii) $10.00 (the “Conversion Ratio”) (the total portion of the Merger Consideration amount payable to all Zoomcar stockholders (the “Zoomcar Stockholders”) in respect of shares of Zoomcar common stock, but excluding Merger Consideration payable in respect of Zoomcar options and warrants, the “Stockholder Merger Consideration”). At Merger Closing, each outstanding Zoomcar option shall, without any further action on the part of the holder thereof, be assumed by Innovative and automatically converted into the right to receive an option to acquire shares of the Company. Each outstanding and unexercised Zoomcar warrant shall automatically, without any action on the part of the holder thereof, be assumed by the Company and converted into a warrant to purchase that number of shares of post-Domestication Company common stock equal to the product of (x) the number of shares of Zoomcar stock subject to such Zoomcar warrant multiplied by (y) the Conversion Ratio. For purposes of determining consideration issuable to Zoomcar security holders under the Merger Agreement, holders of equity interests (“Zoomcar India Shares”) in Zoomcar India Private Limited, a majority-owned subsidiary of Zoomcar, shall be treated as Zoomcar Stockholders, subject in each case, to applicable withholding and other requirements; provided, that, at the Closing, shares of Stockholder Merger Consideration otherwise distributable to holders of Zoomcar India Shares shall be deposited into an escrow account for distribution to holders of Zoomcar India Shares upon completion of applicable legal and contractual requirements, in each case as set forth in the Merger Agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 1,060,000 Class A ordinary shares issued or outstanding (excluding 23,000,000 shares subject to possible redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2022 and 2021, there were 8,050,000 Class B ordinary shares issued and outstanding. Of the 8,050,000 Class B ordinary shares, up to 1,050,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. The underwriters exercised their full over-allotment on October 29, 2021, resulting in none of the Founder Shares being subject to forfeiture.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for share subdivisions, share consolidations, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein and in the Company’s amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, and any Private Placement Shares issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Any conversion of the Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

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

NOTE 8 . FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic820 Fair Value Measurement, (“ASC 820”) for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$237,987,893

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$234,604,006

The investment in Trust account is measured at Level 1 because the amount is invested in US Treasury securities.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below:

On January 3, 2023, Innovative International Acquisition Corp. (the “Company”) issued an unsecured promissory note (the “January 2023 Note”), in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. The proceeds of the January 2023 Note may be drawn down from time to time prior to the Maturity Date (as defined below) upon request by the Company.

The January 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination (the “Maturity Date”). The January 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the January 2023 Note and all other sums payable with regard to the January 2023 Note becoming immediately due and payable.

On January 19, 2023, the Company held the Extraordinary General Meeting (“EGM”) for the purposes of considering and voting upon the Charter and the Trust Agreement Amendments. At the EGM, the shareholders of the Company approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to allow the Company to extend the date by which the Company must consummate an initial business combination up to six (6) times for an additional one (1) month each time from January 29, 2023 to July 29, 2023 (which is 21 months from the closing of the Company’s initial public offering) by depositing $165,000 into the Trust Account for each one-month extension.

In connection with the EGM, shareholders holding 19,949,665 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) will be removed from the Trust Account to pay such holders and approximately $31.5 million will remain in the Trust Account. Following redemptions, the Company will have 3,050,335 public shares outstanding.

In connection with the Trust Agreement Amendment, the Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to a promissory note in favor of the Sponsor (the “Extension Note”). The Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the Maturity Date, as defined in the Extension Note. The issuance of the Extension Note was made pursuant to the exemption from registration contained in

Section 4(a)(2) of the Securities Act of 1933, as amended.  As of February 28, 2023, there was $330,000 outstanding under the Extension Note.