Form 10-Q
period 2023-03-31
Innovative International Acquisition Corp.
filed 2023-05-22
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of May 22, 2023, there were 3,050,335 Class A ordinary shares, par value $0.0001 per share, and 8,050,000 shares of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31,
	Unaudited	2022
Assets:
Current assets
Cash	$50,274	$10,436
Prepaid expenses	185,522	210,605
Total current assets	235,796	221,041
Marketable securities held in Trust Account	33,058,050	237,987,893
Total Assets	$33,293,846	$238,208,934

Liabilities, Redeemable Shares and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$6,935,174	$6,297,378
Due to related party	121,935	131,935
Promissory Notes - Related Party	1,495,000	500,000
Total current liabilities	8,552,109	6,929,313
Deferred underwriters’ discount	12,100,000	12,100,000
Total Liabilities	20,652,109	19,029,313

Commitments and Contingencies (Note 6)

Redeemable Shares
Class A ordinary shares subject to possible redemption, 3,050,335 and 23,000,000 shares at redemption value of $10.84 and 10.35 per share at March 31, 2023 and December 31, 2022, respectively	33,058,050	237,987,893

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,060,000 issued and outstanding (excluding 3,050,335 and 23,000,000 shares subject to redemption) at March 31, 2023 and December 31, 2022, respectively	106	106
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,050,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	805	805
Additional paid-in capital	—	—
Accumulated deficit	(20,417,224)	(18,809,183)
Total Shareholders’ Deficit	(20,416,313)	(18,808,272)
Total Liabilities, Redeemable Shares and Shareholders’ Deficit	$33,293,846	$238,208,934

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2023	2022
Formation and operating costs	$1,113,042	$2,787,640
Loss from operations	(1,113,042)	(2,787,640)

Other income:
Interest income - bank	1	21
Interest earned on cash held in Trust Account	1,054,190	23,624
Other income	1,054,191	23,645

Net loss	$(58,851)	$(2,763,995)

Weighted average shares outstanding, redeemable Class A ordinary shares	7,905,891	23,000,000
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.00)	$(0.09)
Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	9,110,000	9,110,000
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.00)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	1,060,000	$106	8,050,000	$805	$—	$(18,809,183)	$(18,808,272)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,549,190)	(1,549,190)
Net loss	—	—	—	—	—	(58,851)	(58,851)
Balance – March 31, 2023	1,060,000	$106	8,050,000	$805	$—	$(20,417,224)	$(20,416,313)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	1,060,000	$106	8,050,000	$805	$—	$(10,873,991)	$(10,873,080)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(23,624)	(23,624)
Net loss	—	—	—	—	—	(2,763,995)	(2,763,995)
Balance – March 31, 2022	1,060,000	$106	8,050,000	$805	$—	$(13,661,610)	$(13,660,699)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(58,851)	$(2,763,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,054,190)	(23,624)
Changes in operating assets and liabilities:
Prepaid expenses	25,083	57,282
Accounts payable and accrued liabilities	637,796	2,512,223
Due to related party	(10,000)	30,000
Net cash used in operating activities	(460,162)	(188,114)

Cash flows from investing activities:
Extension contributions to the trust account	(495,000)	—
Withdrawals from the trust account to pay redemptions	206,479,033	—
Net cash provided by investing activities	205,984,033	—

Cash flows from financing activities:
Proceeds from promissory notes to Sponsor and affiliate of Sponsor	995,000	—
Payment of redemptions of stock	(206,479,033)	—
Net cash used in financing activities	(205,484,033)	—

Net Change in Cash	39,838	(188,114)
Cash at the beginning of the period	10,436	979,634
Cash at the end of the period	$50,274	$791,520

Non-cash investing and financing activities:
Remeasurement of ordinary share subject to possible redemption	$1,549,190	$—

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

As of March 31, 2023, the Company had not commenced any operations nor generated any revenue. All activity for the period from March 22, 2021 (inception) through March 31, 2023, relates to the Company’s formation, the initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination and other customary business conduct related thereto. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On January 19, 2023, the Company held the Extraordinary General Meeting ("EGM") for the purposes of considering and voting upon the Charter and the Trust Agreement Amendments. At the EGM, the shareholders of the Company approved an amendment (the "Charter Amendment") to the Company's Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to six (6) times for an additional one (1) month each time from January 29, 2023 to July 29, 2023 (which is 21 months from the closing of the Company's initial public offering) (the "Extension").

In connection with the EGM, shareholders holding 19,949,665 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company's Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $31.5 million remains in the Trust Account. Following redemptions, the Company has 3,050,335 public shares outstanding.

In connection with the Trust Agreement Amendment, the Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to a promissory note in favor of the Sponsor (the "Extension Note"). The Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the Maturity Date, as defined in the Extension Note.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had cash outside the Trust Account of $50,274 available for working capital needs. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, all remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2023, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Shares.

On September 7, 2022, the Company issued an unsecured convertible promissory note in the amount of up to $500,000 to Ananda Small Business Trust, an affiliated of the Sponsor (“Ananda Trust”).

On January 3, 2023, the Company issued an unsecured promissory note (the "January 2023 Note"), in the amount of up to $500,000 to Ananda Trust.

On January 19, 2023, the Company issued the Extension Note of up to an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination.

Total amount $1,495,000 was drawn under the notes listed above and outstanding as of March 31, 2023.

Going Concern

The Company anticipates that the $50,274 of cash held outside of the Trust Account as of March 31, 2023, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Shares were placed in the Trust Account and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 21 months from the closing of the IPO, subject to applicable law. In connection with the EGM, shareholders holding 19,949,665 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company's Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $31.5 million will remains in the Trust Account. Following redemptions, the Company has 3,050,335 public shares outstanding.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its shares of Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s (deficit) equity. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 3,050,335 Class A ordinary shares and 23,000,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholder’s deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of March 31, 2023 and December 31, 2022, the Class A ordinary share reflected in the balance sheets are reconciled in the following table:

Gross Proceeds from IPO	$230,000,000
Proceeds allocated to Public Warrants	(7,475,000)
Issuance costs related to Class A ordinary shares	(16,099,160)
Accretion of carrying value to redemption value	28,178,166
Ending Balance, December 31, 2021	$234,604,006
Accretion of carrying value to redemption value	3,383,887
Ending Balance, December 31, 2022	$237,987,893
Redemptions	(206,479,033)
Accretion of carrying value to redemption value	1,549,190
Ending Balance, March 31, 2023	$33,058,050

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2023 and 2022, no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants exceeded the fair value per ordinary share. For the three months ended March 31, 2023, and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the three months ended
	March 31, 2023
		Non-
	Redeemable	redeemable
	Class A	Class A and B
	ordinary	ordinary
	shares	shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(27,343)	$(31,508)
Denominator:
Basic and diluted weighted average shares outstanding	7,905,891	9,110,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)

	For the three months ended
	March 31, 2022
		Non-
	Redeemable	redeemable
	Class A	Class A and B
	ordinary	ordinary
	shares	shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(1,979,816)	$(784,179)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	9,110,000
Basic and diluted net loss per ordinary share	$(0.09)	$(0.09)

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

Due to Related Parties

The balances of $121,935 and $131,935 as of March 31, 2023 and December 31, 2022, respectively, represent administrative support fees paid by related party on behalf of the Company.

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

On September 7, 2022, the Company issued an unsecured promissory note (the “September 2022 Note”), in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. The September 2022 Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial Business Combination (the “Maturity Date”). On or before the Maturity Date, the Sponsor has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The September 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the September 2022 Note and all other sums payable with regard to the September 2022 Note becoming immediately due and payable. The conversion feature included in the September 2022 Note does not meet definition of the derivative instrument. The full amount of the September 2022 Note, or $500,000 was drawn and outstanding as of March 31, 2023 and December 31, 2022, respectively.

On January 3, 2023, the Company issued an unsecured promissory note (the "January 2023 Note"), in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. The proceeds of the January 2023 Note may be drawn down from time to time prior to the Maturity Date (as defined below) upon request by the Company. The January 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company's initial business combination (the "Maturity Date"). The January 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the January 2023 Note and all other sums payable with regard to the January 2023 Note becoming immediately due and payable. Full amount of January 2023 Note was drawn and outstanding as of March 31, 2023.

In connection with the Trust Agreement Amendment, the Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to a promissory note in favor of the Sponsor (the "Extension Note"). The Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the Maturity Date, as defined in the Extension Note. As of March 31, 2023, there was $495,000 outstanding under the Extension Note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Shares. The terms of the Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying this obligation. For the three months ended March 31, 2023 and 2022, the Company had incurred expense of $30,000 and $30,000, respectively, pursuant to this agreement, which is included in “Due to related party”. Balance due to related party was $121,935 and $131,935 as of March 31, 2023, and December 31, 2022, respectively.

Grant of Special Committee Shares to members of special committee of the board

On August 18, 2022, the Sponsor granted in aggregate 15,000 Class B ordinary shares previously issued and outstanding to three of the Company’s directors and advisors (the “Special Committee Shares”) in recognition of and compensation for services to the Company as members of newly formed Special Committee of the Board of Directors. Effective March 31, 2023, one of the members of the Special Committee resigned from her position as a director of the Company, including her membership on the Audit Committee and the Special Committee. She agreed to forfeit 5,000 Class B ordinary shares previously allocated to her for her services on the Special Committee. The grant of the Special Committee Shares to the Company’s directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 15,000 shares granted to the Company’s directors was $74,550 or $4.97 per share. $74,503 of the excess of fair value of Special Committee Shares over the initial value of the Class B ordinary shares is recorded as compensation expense in the statement of the operations for the current period.

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

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of two percent (2)% of the gross proceeds of the IPO, or $4,000,000, which was paid at the time of the IPO out of the gross proceeds.

In addition, the underwriters will be entitled to five percent (5)% per unit and seven percent (7)% per over-allotment unit, or $12,100,000 for deferred underwriting commissions. The deferred commissions will be payable only upon completion of the Business Combination.

Financial Advisory Agreements

The Company engaged CCM, an affiliate of a passive member of the Company’s Sponsor, to provide consulting and advisory services in connection with the IPO, for which it will receive an advisory fee equal to 0.6% of the aggregate proceeds of the IPO net of underwriter's expenses. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. CCM has agreed to defer the portion of its fee resulting from exercise of the underwriters’ over-allotment option until the consummation of the Company’s Business Combination. The Company will also engage CCM as an advisor in connection with the Company’s Business Combination for which it will earn an advisory fee of 1.05% of the proceeds of the IPO payable at closing of the Company’s Business Combination. CCM is engaged to represent the Company’s interests only. CCM is not participating in the IPO as defined in FINRA Rule 5110(j)(16); it is acting as an independent financial adviser as defined in FINRA Rule 5110(j)(9). As such, CCM is not acting as an underwriter in connection with the IPO, it will not identify or solicit potential investors in the IPO or otherwise be involved in the distribution of the IPO.

On November 11, 2022, the Company entered into an agreement with Jett Capital to to act as Financial Advisor (i) in connection with its potential business combination (as described in the section "Merger Agreement" below) and (ii) in connection with a possible private placement related to business combination. As compensation for Jett Capital's services the Company will pay Jett Capital a cash fee equal to $500,000, upon the closing of the Business Combination. Jett Capital started providing their services in February 2023.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 1,060,000 Class A ordinary shares issued or outstanding (excluding 3,050,335 and 23,000,000 shares subject to possible redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2023 and December 31, 2022, there were 8,050,000 Class B ordinary shares issued and outstanding. Of the 8,050,000 Class B ordinary shares, up to 1,050,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. The underwriters exercised their full over-allotment on October 29, 2021, resulting in none of the Founder Shares being subject to forfeiture.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 Fair Value Measurement, ("ASC 820") for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2023
Assets:
Marketable securities held in Trust Account	1	$33,058,050

		December 31,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$237,987,893

The investment in Trust account is measured at Level 1 because the amount is invested in US Treasury securities.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than as described below:

On May 10, 2023, the Company issued an unsecured promissory note (the “May 2023 Note”), in the amount of up to $500,000 to the Sponsor. The May 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The May 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable. $200,000 was drawn and outstanding under this note through the date of the filing of these financial statements.

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

As of March 31, 2023, we had not commenced any operations. All activity for the period from March 22, 2021 (inception) through March 31, 2023, relates our formation, the IPO, and subsequent to the IPO, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Upon the closing of the IPO, management deposited $234,600,000 or $10.20 per Unit sold in the IPO, including a portion of the proceeds of the Private Placement Shares, into the Trust Account that to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Shares deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of our initial Business Combination, the redemption of our public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if we do not complete our initial Business Combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if we are unable to complete its initial Business Combination within 21 months from the closing of the IPO, subject to applicable law. In connection with the EGM, in January 2023, IOAC shareholders holding 19,949,665 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $31.5 million remains in the Trust Account.

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

Any redemption or other repurchase that occurs after December 31, 2023, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations and Known Trends or Future Events

Through March 31, 2023, we have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO and subsequent to the completion of the IPO, customary business conduct relating to finding a target for the Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the entering into an enforceable business combination agreement.

For the three months ended March 31, 2023, we had a net loss of $58,851, which consists of formation and operating costs of $ 1,113,042, offset by interest income from bank of $1 and interest earned on marketable securities held in the Trust Account of $1,054,190.

For the three months ended March 31, 2022, we had a net loss of $2,763,995, which consists of formation and operating costs of $2,787,640, offset by interest income from bank of $21 and interest earned on marketable securities held in the Trust Account of $23,624.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $50,274 and a working capital deficit of $8,316,313.

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

On January 3, 2023, the Company issued the January 2023 Note in the amount of up to $500,000 to Ananda Small Business Trust, an affiliate of the Sponsor. January 2023 Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The January 2023 Note  is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note and all other sums payable with regard to the Note becoming immediately due and payable.

In connection with the Trust Agreement Amendment, the Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to the Extension Note. The Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the Maturity Date, as defined in the Extension Note.

On May 10, 2023, the Company issued the May 2023 Note, in the amount of up to $500,000 to the Sponsor of the Company. The May 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The May 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note and all other sums payable with regard to the note becoming immediately due and payable.

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

Going Concern

We anticipate that the $50,274 of cash held outside of the Trust Account as of March 31, 2023, might not be sufficient to allow the us to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

On April 17, 2021, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2022, or the closing of the IPO. A portion of the loan was be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of March 31, 2023 and December 31, 2022, we had no borrowings under the promissory note.

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

On January 3, 2023, the Company issued the January 2023 Note in the amount of up to $500,000 to Ananda Small Business Trust, an affiliate of the Sponsor. January 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The January 2023 Note  is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note and all other sums payable with regard to the Note becoming immediately due and payable.

In connection with the Trust Agreement Amendment, the Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to the Extension Note. The Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the Maturity Date, as defined in the Extension Note.

On May 10, 2023, the Company issued the May 2023 Note, in the amount of up to $500,000 to the Sponsor of the Company. The May 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The May 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note and all other sums payable with regard to the note becoming immediately due and payable.

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

Prior to the closing of the IPO, our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. As of March 31, 2023 and December 31, 2022, we had $1,495,000 and $500,000 borrowings under the promissory note with our sponsor, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 except for the additional risk factors included below in this section.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2023.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IR Act”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2023 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are trading on Nasdaq, we will be a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2023, unless an exemption is available. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. Except for franchise taxes and income taxes, we may be prohibited from using the proceeds placed in the trust account and the interest earned thereon to pay for fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IR Act on any redemptions or stock buybacks by the Company.

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
3.1

Amended and Restated Memorandum and Articles of Association, as amended by the First Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.1

Promissory Note, dated January 3, 2023, issued by Innovative International Acquisition Corp. to the Ananda Small Business Trust (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2023)

10.2	Amendment to the Investment Management Trust Agreement, dated January 19, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 20, 2023)
10.3	Promissory Note, dated January 19, 2023, issued to Innovative International Sponsor I LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 20, 2023)
10.4	Promissory Note, dated May 10, 2023, issued to Innovative International Sponsor I LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

Date: May 22, 2023	By:	/s/ Mohan Ananda
	Name:	Mohan Ananda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Elaine Price
	Name:	Elaine Price
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)