Form 10-QT
period 2023-03-31
Innovative International Acquisition Corp.
filed 2023-06-12
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2023 to March 31, 2023

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

Former Fiscal Year: December 31
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of June 12, 2023, there were 3,050,335 Class A ordinary shares, par value $0.0001 per share, and 8,050,000 shares of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

EXPLANATORY PARAGRAPH

On May 30, 2023, our board of directors approved a change in our fiscal year end from December 31 to March 31. As a result of this change, we are filing this Transition Report on Form 10-QT for the transition period from January 1, 2023 to March 31, 2023. The Company’s next fiscal year will run from April 1, 2023 through March 31, 2024. References to any of our previous fiscal years mean the fiscal years ending on December 31.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

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

On January 3, 2023, the Company issued an unsecured promissory note (the “January 2023 Note”), in the amount of up to $500,000 to Ananda Trust.

On January 19, 2023, the Company issued the Extension Note of up to an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination.

In total, $1,495,000 has been drawn down under the notes listed above and is outstanding as of March 31, 2023.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year

On May 30, 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31. The Company’s next fiscal year will run from April 1, 2023 through March 31, 2024. Year-over-year quarterly financial data continues to be comparative to prior periods as the months that comprise each fiscal quarter in the new fiscal year are the same as those in the Company’s historical financial statements.

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

The transition period results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2023 or for any future interim periods.

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

As of March 31, 2023 and December 31, 2022, the Class A ordinary share reflected in the balance sheets are reconciled in the following table:

Gross Proceeds from IPO	$230,000,000
Proceeds allocated to Public Warrants	(7,475,000)
Issuance costs related to Class A ordinary shares	(16,099,160)
Accretion of carrying value to redemption value	28,178,166
Ending Balance, December 31, 2021	234,604,006
Accretion of carrying value to redemption value	3,383,887
Ending Balance, December 31, 2022	237,987,893
Redemptions	(206,479,033)
Accretion of carrying value to redemption value	1,549,190
Ending Balance, March 31, 2023	$33,058,050

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

On January 3, 2023, the Company issued an unsecured promissory note (the “January 2023 Note”), in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. The proceeds of the January 2023 Note may be drawn down from time to time prior to the Maturity Date (as defined below) upon request by the Company. The January 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination (the “Maturity Date”). The January 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the January 2023 Note and all other sums payable with regard to the January 2023 Note becoming immediately due and payable. Full amount of January 2023 Note was drawn and outstanding as of March 31, 2023.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 Fair Value Measurement, (“ASC 820”) for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

On April 27, 2023 and May 26, 2023 in connection with the Extension, we deposited $165,000 respectively, into the Trust Account, which amount will be included in the pro rata amount distributed to (i) all of the holders of the Company’s Class A ordinary shares sold in the Company’s initial public offering (“Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial business combination.

On May 10, 2023, the Company issued an unsecured promissory note (the “May 2023 Note”), in the amount of up to $500,000 to the Sponsor. The May 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The May 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable. $400,000 was drawn and outstanding under this note through the date of the filing of these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Transition Report”) to “we,” “us,” “our” or the “Company” refer to Innovative International Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Innovative International Sponsor I LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Transition Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Transition Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-QT including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On a monthly basis in connection with the Extension, we deposit $165,000 into the Trust Account, which amount will be included in the pro rata amount distributed to (i) all of the holders of the Company’s Class A ordinary shares sold in the Company’s initial public offering (“Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial business combination. For the three months ended March 31, 2023, $495,000 has been deposited into the Trust Account,

We will have until July 29, 2023 (or such earlier date as determined by the board) to complete the Business Combination (the “Combination Period”). If we are unable to consummate our Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 covered by this Transition Report on Form 10-QT that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Transition Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Transition Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 except for the additional risk factors included below in this section.

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

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Transition Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Transition Report on Form 10-QT.

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

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

Date: June 12, 2023	By:	/s/ Mohan Ananda
	Name:	Mohan Ananda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2023	By:	/s/ Elaine Price
	Name:	Elaine Price
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)