Form 10-Q
period 2023-06-30
Innovative International Acquisition Corp.
filed 2023-08-17
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of August 16, 2023, there were 2,710,421 Class A ordinary shares, par value $0.0001 per share, and 8,050,000 shares of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2023	2023
Assets:
Current assets
Cash	$36,287	$50,274
Prepaid expenses	110,103	185,522
Total current assets	146,390	235,796
Marketable securities held in Trust Account	33,949,490	33,058,050
Total Assets	$34,095,880	$33,293,846

Liabilities, Redeemable Shares and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$7,230,999	$6,935,174
Due to related party	91,935	121,935
Promissory Notes - Related Party	2,490,000	1,495,000
Total current liabilities	9,812,934	8,552,109
Deferred underwriters’ discount	12,100,000	12,100,000
Total Liabilities	21,912,934	20,652,109

Commitments and Contingencies (Note 6)

Redeemable Shares
Class A ordinary shares subject to possible redemption, 3,050,335 shares at redemption value of $11.13 and $10.84 per share at June 30, 2023 and March 31, 2023, respectively	33,949,490	33,058,050

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,060,000 issued and outstanding (excluding 3,050,335 shares subject to redemption) at June 30, 2023 and March 31, 2023	106	106
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,050,000 shares issued and outstanding at June 30, 2023 and March 31, 2023	805	805
Additional paid-in capital	—	—
Accumulated deficit	(21,767,455)	(20,417,224)
Total Shareholders’ Deficit	(21,766,544)	(20,416,313)
Total Liabilities, Redeemable Shares and Shareholders’ Deficit	$34,095,880	$33,293,846

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2023	2022
Operating costs	$855,233	$478,919
Loss from operations	(855,233)	(478,919)

Other income:
Interest income - bank	2	17
Interest earned on cash held in Trust Account	396,440	316,796
Total other income	396,442	316,813

Net loss	$(458,791)	$(162,106)

Weighted average shares outstanding, redeemable Class A ordinary shares	3,050,335	23,000,000
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.04)	$(0.01)
Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	9,110,000	9,110,000
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2023	1,060,000	$106	8,050,000	$805	$—	$(20,417,224)	$(20,416,313)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(891,440)	(891,440)
Net loss	—	—	—	—	—	(458,791)	(458,791)
Balance – June 30, 2023	1,060,000	$106	8,050,000	$805	$—	$(21,767,455)	$(21,766,544)

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2022	1,060,000	$106	8,050,000	$805	$—	$(13,661,610)	$(13,660,699)
Accretion for Class A Ordinary Shares to redemption	—	—	—	—	—	(316,795)	(316,795)
Net loss	—	—	—	—	—	(162,106)	(162,106)
Balance – June 30, 2022	1,060,000	$106	8,050,000	$805	$—	$(14,140,511)	$(14,139,600)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

	For the Three Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(458,791)	$(162,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(396,440)	(316,796)
Changes in operating assets and liabilities:
Prepaid expenses	75,419	57,919
Accounts payable and accrued expenses	295,825	187,039
Due to related party	(30,000)	30,000
Net cash used in operating activities	(513,987)	(203,944)

Cash flows from investing activities:
Extension contributions to the trust account	(495,000)	—
Net cash used in investing activities	(495,000)	—

Cash flows from financing activities:
Proceeds from promissory notes to Sponsor and affiliate of Sponsor	995,000	—
Net cash provided by financing activities	995,000	—

Net Change in Cash	(13,987)	(203,944)
Cash at the beginning of the period	50,274	791,520
Cash at the end of the period	$36,287	$587,576

Non-cash investing and financing activities:
Remeasurement of ordinary share subject to possible redemption	$891,440	$316,795

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

As of June 30, 2023, the Company had not commenced any operations nor generated any revenue. All activity for the period from March 22, 2021 (inception) through June 30, 2023, relates to the Company’s formation, the initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination and other customary business conduct related thereto. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected March 31 as its fiscal year end.

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

Upon the closing of the IPO, management has agreed that an amount equal to at least $10.20 per Unit sold in the IPO, including a portion of the proceeds of the Private Placement Shares, will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Shares deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 24 months from the closing of the IPO, subject to applicable law.

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the U.S. Securities and Exchange Commission and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheets until such date that a redemption event takes place. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company has up to 24 months from the closing of the IPO to complete the Business Combination (the “Combination Period”). If the Company is unable to consummate the Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

On January 19, 2023, the Company held the Extraordinary General Meeting (“EGM”). At the EGM, the shareholders of the Company approved (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to six (6) times for an additional one (1) month each time from January 29, 2023 to July 29, 2023 (which is 21 months from the closing of the Company’s initial public offering) (the “Extension”) and (ii) an amendment to the Company’s investment management trust agreement, dated as of October 26, 2021, and between the Company and American Stock Transfer & Trust Company, LLC (the “Trust Agreement”), pursuant to which amendment the Company would deposit into the Company’s Trust Account, for each one-month extension, the lesser of (a) $165,000 and (b) $0.055 for each public share outstanding after giving effect to the redemption.

In connection with the EGM, shareholders holding 19,949,665 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $31.5 million remains in the Trust Account.

In connection with the Extension, the Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to a promissory note in favor of the Sponsor (the “Extension Note”). The Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date of the consummation of the Company’s initial business combination.

On July 20, 2023, the Company held the Extraordinary General Meeting (the “Second EGM”). At the Second EGM, the shareholders of the Company approved (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to three (3) times for an additional one (1) month each time from July 29, 2023 to October 29, 2023 (which is 24 months from the closing of the Company’s initial public offering) (the “Second Extension”) and (ii) a second amendment to the Trust Agreement, pursuant to which amendment the Company would deposit into the Company’s Trust Account, for each one-month extension, the lesser of (a) $90,000 and (b) $0.03 for each public share outstanding after giving effect to the redemption.

In connection with the Second EGM, shareholders holding 339,914 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $3.8 million (approximately $11.13 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $30.17 million remains in the Trust Account. Following redemptions, the Company has 2,710,421 public shares outstanding.

In connection with the Second Extension, on July 20, 2023, the Company issued an unsecured promissory note (the “Second Extension Note”), in the amount of up to $180,000 to the Sponsor. The proceeds of the Second Extension Note may be drawn down from time to time prior to the date of the consummation of the Company’s initial business combination upon request by the Company. The Second Extension Note is non-convertible and bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The Second Extension Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Extension Note and all other sums payable with regard to the Second Extension Note becoming immediately due and payable. As of July 28, 2023, $90,000 was outstanding on the Second Extension Note.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had cash outside the Trust Account of $36,287 available for working capital needs. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, all remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2023, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Shares.

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

Total amount $2,490,000 was drawn under the notes listed above and outstanding as of June 30, 2023.

Going Concern

The Company anticipates that the $36,287 of cash held outside of the Trust Account as of June 30, 2023, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company can raise additional capital through Working Capital Loans from the initial shareholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 5), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 29, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 29, 2023.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year

On May 30, 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31. The Company’s current fiscal year will run from April 1, 2023 through March 31, 2024. Year-over-year quarterly financial data continues to be comparative to prior periods as the months that comprise each fiscal quarter in the new fiscal year are the same as those in the Company’s historical financial statements.

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

The unaudited results for the three months ended June 30, 2023, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2024, or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and March 31, 2023.

Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Shares were placed in the Trust Account and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 21 months from the closing of the IPO, subject to applicable law. In connection with the EGM, shareholders holding 19,949,665 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $31.5 million will remains in the Trust Account. In connection with the Second EGM, shareholders holding 339,914 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $3.8 million (approximately $11.13 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $30.17 million remains in the Trust Account. Following redemptions, the Company has 2,710,421 public shares outstanding.

The Company classifies its U.S. Treasury securities as Trading Securities in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Changes in the value of Trading Securities are recognized in income in the period they occur.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts held at a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. To date the Company has not experienced losses on these accounts.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its shares of Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s deficit. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and March 31, 2023, 3,050,335 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholder’s deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of June 30, 2023 and March 31, 2023, the Class A ordinary share reflected in the balance sheets are reconciled in the following table:

Gross Proceeds from IPO	$230,000,000
Proceeds allocated to Public Warrants	(7,475,000)
Issuance costs related to Class A ordinary shares	(16,099,160)
Accretion of carrying value to redemption value	28,178,166
Ending Balance, December 31, 2021	$234,604,006
Accretion of carrying value to redemption value	3,383,887
Ending Balance, December 31, 2022	$237,987,893
Redemptions	(206,479,033)
Accretion of carrying value to redemption value	1,549,190
Ending Balance, March 31, 2023	$33,058,050
Accretion of carrying value to redemption value	891,440
Ending Balance, June 30, 2023	$33,949,490

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and March 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended June 30, 2023 and June 30, 2022, no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants exceeded the fair value per ordinary share. For the three months ended June 30, 2023, and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the three months ended		For the three months ended
	June 30, 2023		June 30, 2022
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	Class A	Class A and B	Class A	Class A and B
	ordinary	ordinary	ordinary	ordinary
	shares	shares	shares	shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(115,085)	$(343,706)	$(116,068)	$(46,038)
Denominator:
Basic and diluted weighted average shares outstanding	3,050,335	9,110,000	23,000,000	9,110,000
Basic and diluted net loss per ordinary share	$(0.04)	$(0.04)	$(0.01)	$(0.01)

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

Due to Related Parties

The balances of $91,935 and $121,935 as of June 30, 2023 and March 31, 2023, respectively, represent administrative support fees paid by related party on behalf of the Company.

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

On September 7, 2022, the Company issued an unsecured promissory note (the “September 2022 Note”), in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. The September 2022 Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial Business Combination. On or before such date, the Sponsor has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The September 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the September 2022 Note and all other sums payable with regard to the September 2022 Note becoming immediately due and payable. The conversion feature included in the September 2022 Note does not meet definition of the derivative instrument. The full amount of the September 2022 Note, or $500,000, was drawn and outstanding as of June 30, 2023 and March 31, 2023.

On January 3, 2023, the Company issued an unsecured promissory note (the “January 2023 Note”), in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. The proceeds of the January 2023 Note may be drawn down from time to time prior to the date of the consummation of the Company’s initial business combination upon request by the Company. The January 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The January 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the January 2023 Note and all other sums payable with regard to the January 2023 Note becoming immediately due and payable. The full amount of the January 2023 Note was drawn and outstanding as of June 30, 2023 and March 31, 2023.

In connection with the Extension, the Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to a promissory note in favor of the Sponsor (the “Extension Note”). The Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date of the consummation of the Company’s initial business combination $495,000 was drawn and outstanding under the Extension Note as of March 31, 2023. The full amount of the Extension Note was drawn and outstanding as of June 30, 2023.

On May 10, 2023, the Company issued an unsecured promissory note (the “May 2023 Note”), in the amount of up to $500,000 to the Sponsor. The May 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The May 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable. The full amount of the May 2023 Note was drawn and outstanding as of June 30, 2023.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Shares. The terms of the Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of June 30, 2023 and March 31, 2023, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying this obligation. For the three months ended June 30, 2023, the Company had incurred expense of $30,000 pursuant to this agreement, which is included in “Due to related party”. For the three months ended June 30, 2022, the Company had incurred $30,000 pursuant to this agreement, which were accrued in “Due to related party”. Balance due to related party was $91,935 and $121,935 as of June 30, 2023, and March 31, 2023, respectively.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and March 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and March 31, 2023, there were 1,060,000 Class A ordinary shares issued or outstanding (excluding 3,050,335 shares subject to possible redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2023 and March 31, 2023, there were 8,050,000 Class B ordinary shares issued and outstanding. Of the 8,050,000 Class B ordinary shares, up to 1,050,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. The underwriters exercised their full over-allotment on October 29, 2021, resulting in none of the Founder Shares being subject to forfeiture.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2023
Assets:
Marketable securities held in Trust Account	1	$33,949,490

		March 31,
Description	Level	2023
Assets:
Marketable securities held in Trust Account	1	$33,058,050

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

On July 20, 2023, the Company held the Extraordinary General Meeting (the “Second EGM”). At the Second EGM, the shareholders of the Company approved (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to three (3) times for an additional one (1) month each time from July 29, 2023 to October 29, 2023 (which is 24 months from the closing of the Company’s initial public offering) (the “Second Extension”) and (ii) an amendment to the Company’s investment management trust agreement, dated as of October 26, 2021, and between the Company and American Stock Transfer & Trust Company, LLC (the “Trust Agreement”), pursuant to which amendment the Company would deposit into the Company’s Trust Account, for each one-month extension, the lesser of (a) $90,000 and (b) $0.03 for each public share outstanding after giving effect to the redemption.

In connection with the Second EGM, shareholders holding 339,914 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $3.8 million (approximately $11.13 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $30.17 million remains in the Trust Account. Following redemptions, the Company has 2,710,421 public shares outstanding.

In connection with the Second Extension, on July 20, 2023, the Company issued an unsecured promissory note (the “Second Extension Note”), in the amount of up to $180,000 to the Sponsor. The proceeds of the Second Extension Note may be drawn down from time to time prior to the date of the consummation of the Company’s initial business combination upon request by the Company. The Second Extension Note is non-convertible and bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The Second Extension Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Extension Note and all other sums payable with regard to the Second Extension Note becoming immediately due and payable. As of July 28, 2023, $90,000 was outstanding on the Second Extension Note.

On July 28, 2023, we received a written notice from the Nasdaq Listing Qualifications Department notifying the us that, as a result of the resignation of Valarie Sheppard, a member of the IOAC Board, we are not in compliance with Nasdaq’s independent director, compensation and audit committee requirements as set forth in Listing Rule 5605. The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Global Market. The letter states that, consistent with Nasdaq Listing Rules 5605(b)(1)(A), 5605(d)(2) and 5605(c)(4), Nasdaq will provide the Company with a cure period in order to regain compliance as follows: (i) until the earlier to occur of the Company’s next annual shareholders’ meeting or July 21, 2024; or (ii) if the next annual shareholders’ meeting is held before January 17, 2024, then the Company must evidence compliance no later than January 17, 2024. In each case, we expect to regain compliance with the Nasdaq Listing Rules prior to the expiration of the applicable cure periods provided by Nasdaq.

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

As of June 30, 2023, we had not commenced any operations. All activity for the period from March 22, 2021 (inception) through June 30, 2023, relates our formation, the IPO, and subsequent to the IPO, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

On September 7, 2022, IOAC issued an unsecured promissory note (the “September 2022 Note”), in the amount of up to $500,000 to Ananda Trust. The September 2022 Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination. On or before the such date, Ananda Trust has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company at a conversion price of $10.00 per share. The terms of such shares, if any, would be identical to the terms of the Private Placement Shares.

On January 3, 2023, we issued an unsecured promissory note (the “January 2023 Note”), in the amount of up to $500,000 to Ananda Trust. The proceeds of the January 2023 Note may be drawn down from time to time prior to the date of the consummation of the Company’s initial business combination upon request by the Company. The January 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The January 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the January 2023 Note and all other sums payable with regard to the January 2023 Note becoming immediately due and payable.

On January 19, 2023, we held the Extraordinary General Meeting (“EGM”). At the EGM, the shareholders of the Company approved (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to six (6) times for an additional one (1) month each time from January 29, 2023 to July 29, 2023 (which is 21 months from the closing of the Company’s initial public offering) (the “Extension”) and (ii) the lesser of (a) $165,000 and (b) $0.055 for each public share outstanding after giving effect to the redemption.

In connection with the EGM, shareholders holding 19,949,665 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $31.5 million remains in the Trust Account. Following redemptions, the Company had 3,050,335 public shares outstanding.

Our sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the Extension of the date by which the Company must consummate an initial business combination, pursuant to a promissory note in favor of our sponsor (the “Extension Note”). The Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date of the consummation of the Company’s initial business combination.

On July 20, 2023, the Company held the Extraordinary General Meeting (the “Second EGM”). At the Second EGM, the shareholders of the Company approved (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to three (3) times for an additional one (1) month each time from July 29, 2023 to October 29, 2023 (which is 24 months from the closing of the Company’s initial public offering) (the “Second Extension”) and (ii) a second amendment to the Trust Agreement, pursuant to which amendment the Company would deposit into the Company’s Trust Account, for each one-month extension, the lesser of (a) $90,000 and (b) $0.03 for each public share outstanding after giving effect to the redemption.

In connection with the Second EGM, shareholders holding 339,914 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $3.8 million (approximately $11.13 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $30.17 million remains in the Trust Account. Following redemptions, the Company has 2,710,421 public shares outstanding.

In connection with the Second Extension, on July 20, 2023, the Company issued an unsecured promissory note (the “Second Extension Note”), in the amount of up to $180,000 to the Sponsor. The proceeds of the Second Extension Note may be drawn down from time to time prior to the date of the consummation of the Company’s initial business combination upon request by the Company. The Second Extension Note is non-convertible and bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The Second Extension Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Extension Note and all other sums payable with regard to the Second Extension Note becoming immediately due and payable. As of July 28, 2023, $90,000 was outstanding on the Second Extension Note

On May 10, 2023, the Company issued an unsecured promissory note (the “May 2023 Note”), in the amount of up to $500,000 to our sponsor. The May 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The May 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable.

Through June 30, 2023, in connection with the Extension, we deposited $990,000 into the Trust Account, which amount will be included in the pro rata amount distributed to (i) all of the holders of the Company’s Class A ordinary shares sold in the Company’s initial public offering (“Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial business combination.

We will have until October 29, 2023 (or such earlier date as determined by the board) to complete the Business Combination (the “Combination Period”). If we are unable to consummate our Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

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

Results of Operations and Known Trends or Future Events

Through June 30, 2023, we have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO and subsequent to the completion of the IPO, customary business conduct relating to finding a target for the Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the entering into an enforceable business combination agreement.

For the three months ended June 30, 2023, we had a net loss of $458,791, which consists of formation and operating costs of $855,233, offset by interest income from bank of $2 and interest earned on marketable securities held in the Trust Account of $396,440.

For the three months ended June 30, 2022, we had a net loss of $162,106, which consists of formation and operating costs of $478,919, offset by interest income from bank of $17 and interest earned on marketable securities held in the Trust Account of $316,796.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $36,287 and a working capital deficit of $9,666,544.

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

On September 7, 2022, the Company issued the September 2022 Note, in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. The September 2022 Note is unsecured and bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial Business Combination. On or before such date, Ananda Trust has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The September 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the September 2022 Note and all other sums payable with regard to the September 2022 Note becoming immediately due and payable. The conversion feature included in the September 2022 Note does not meet definition of the derivative instrument.

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

In connection with the Extension, the Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to the Extension Note. The Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date of the consummation of the Company’s initial business combination.

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

Going Concern

We anticipate that the $36,287 of cash held outside of the Trust Account as of June 30, 2023, might not be sufficient to allow the us to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 29, 2023 (or such earlier date as determined by the board) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 29, 2023 (or such earlier date as determined by the board).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 and March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

On April 17, 2021, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2022, or the closing of the IPO. A portion of the loan was be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of June 30, 2023 and March 31, 2023, we had no borrowings under the promissory note.

On September 7, 2022, we have issued an unsecured promissory note in the amount of up to $500,000 to the Sponsor. The September 2022 Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination. On or before such date, the Sponsor has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The September 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the September 2022 Note and all other sums payable with regard to the September 2022 Note becoming immediately due and payable. The conversion feature included in the September 2022 Note does not meet definition of the derivative instrument.

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

In connection with the Extension, the Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to the Extension Note. The Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date of the consummation of the Company’s initial business combination.

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

Prior to the closing of the IPO, our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. As of June 30, 2023 and March 31, 2023, we had $2,490,000 and $1,495,000 borrowings under the promissory note with our sponsor, respectively.

On September 7, 2022, we have issued an unsecured promissory note (the “September 2022 Note”), in the amount of up to $500,000 to Ananda Trust. The September 2022 Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination. On or before such date, the Sponsor has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The September 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the September 2022 Note and all other sums payable with regard to the September 2022 Note becoming immediately due and payable.

On January 3, 2023, we issued an unsecured promissory note (the “January 2023 Note”), in the amount of up to $500,000 to Ananda Trust. The proceeds of the January 2023 Note may be drawn down from time to time prior to the date of the consummation of the Company’s initial business combination upon request by the Company. The January 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The January 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the January 2023 Note and all other sums payable with regard to the January 2023 Note becoming immediately due and payable.

Our sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to a promissory note in favor of our sponsor (the “Extension Note”). The Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date of the consummation of the Company’s initial business combination.

On May 10, 2023, the Company issued an unsecured promissory note (the “May 2023 Note”), in the amount of up to $500,000 to our sponsor. The May 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The May 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023 and the Company’s Transition Report on Form 10-QT for the three months ended March 31, 2023, filed with the SEC on June 12, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023 and the Company’s Transition Report on Form 10-QT for the three months ended March 31, 2023, filed with the SEC on June 12, 2023, except for the additional risk factors included below in this section.

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

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $16,664,843, consisting of $3,173,059 of underwriting fees, $12,100,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below) and $1,391,784 of other costs. As described in Note 6, the $12,100,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 22, 2023, subject to the terms of the underwriting agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1*	Amended and Restated Memorandum and Articles of Association, as amended by the Second Amendment to Amended and Restated Memorandum and Articles of Association
10.1	Amendment No. 2 to the Investment Management Trust Agreement, dated July 20, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2023)
10.2	Promissory Note, dated May 10, 2023, issued to Innovative International Sponsor I LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2023)
10.3	Promissory Note, dated July 20, 2023, issued to Innovative International Sponsor I LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

Date: August 16, 2023	By:	/s/ Mohan Ananda
	Name:	Mohan Ananda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2023	By:	/s/ Elaine Price
	Name:	Elaine Price
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)