Form 10-Q
period 2023-09-30
Innovative International Acquisition Corp.
filed 2023-11-20
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of November 17, 2023, there were 2,710,421 Class A ordinary shares, par value $0.0001 per share, and 8,050,000 shares of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2023	2023
Assets:
Current assets
Cash	$23,213	$50,274
Prepaid expenses	34,047	185,522
Total current assets	57,260	235,796
Marketable securities held in Trust Account	30,733,473	33,058,050
Total Assets	$30,790,733	$33,293,846

Liabilities, Redeemable Shares and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$7,987,368	$6,935,174
Due to related party	61,935	121,935
Promissory Notes - Related Party	3,027,625	1,495,000
Total current liabilities	11,076,928	8,552,109
Deferred underwriters’ discount	12,100,000	12,100,000
Total Liabilities	23,176,928	20,652,109

Commitments and Contingencies (Note 6)

Redeemable Shares
Class A ordinary shares subject to possible redemption, 2,710,421 and 3,050,335 shares at redemption value of $11.34 and $10.84 per share at September 30, 2023 and March 31, 2023, respectively	30,733,473	33,058,050

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,060,000 issued and outstanding (excluding 2,710,421 and 3,050,335 shares subject to redemption) at September 30, 2023 and March 31, 2023	106	106
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,050,000 shares issued and outstanding at September 30, 2023 and March 31, 2023	805	805
Additional paid-in capital	—	—
Accumulated deficit	(23,120,579)	(20,417,224)
Total Shareholders’ Deficit	(23,119,668)	(20,416,313)
Total Liabilities, Redeemable Shares and Shareholders’ Deficit	$30,790,733	$33,293,846

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating costs	$1,190,500	$2,407,767	$2,045,733	$2,886,686
Loss from operations	(1,190,500)	(2,407,767)	(2,045,733)	(2,886,686)

Other income
Interest income - bank	1	16	3	34
Interest earned on cash held in Trust Account	404,601	1,058,906	801,041	1,375,701
Other income	404,602	1,058,922	801,044	1,375,735

Net loss	$(785,898)	$(1,348,845)	$(1,244,689)	$(1,510,951)

Weighted average shares outstanding, redeemable Class A ordinary shares	2,784,315	23,000,000	2,916,598	23,000,000
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.07)	$(0.04)	$(0.10)	$(0.05)
Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	9,110,000	9,110,000	9,110,000	9,110,000
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.07)	$(0.04)	$(0.10)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2023	1,060,000	$106	8,050,000	$805	$—	$(20,417,224)	$(20,416,313)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(891,440)	(891,440)
Net loss	—	—	—	—	—	(458,791)	(458,791)
Balance – June 30, 2023	1,060,000	$106	8,050,000	$805	$—	$(21,767,455)	$(21,766,544)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(567,226)	(567,226)
Net loss	—	—	—	—	—	(785,898)	(785,898)
Balance – September 30, 2023	1,060,000	$106	8,050,000	$805	$—	$(23,120,579)	$(23,119,668)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2022	1,060,000	$106	8,050,000	$805	$—	$(13,661,610)	$(13,660,699)
Accretion for Class A Ordinary Shares to redemption	—	—	—	—	—	(316,795)	(316,795)
Net loss	—	—	—	—	—	(162,106)	(162,106)
Balance – June 30, 2022	1,060,000	$106	8,050,000	$805	$—	$(14,140,511)	$(14,139,600)
Excess of fair value of Sponsor Class B shares granted to directors	—	—	—	—	74,503	—	74,503
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(74,503)	(984,403)	(1,058,906)
Net loss	—	—	—	—	—	(1,348,845)	(1,348,845)
Balance – September 30, 2022	1,060,000	$106	8,050,000	$805	$—	$(16,473,759)	$(16,472,848)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

	For the Six Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,244,689)	$(1,510,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(801,041)	(1,375,701)
Excess of fair value of shares granted to directors	—	74,503
Changes in operating assets and liabilities:
Prepaid expenses	151,475	116,475
Accounts payable and accrued expenses	1,052,194	1,630,123
Due to related party	(60,000)	60,000
Net cash used in operating activities	(902,061)	(1,005,551)

Cash flows from investing activities:
Extension contributions to the trust account	(657,625)	—
Withdrawals from the trust account to pay redemptions	3,783,243	—
Net cash provided by investing activities	3,125,618	—

Cash flows from financing activities:
Proceeds from promissory notes to Sponsor and affiliate of Sponsor	1,532,625	300,000
Proceeds from private placement	(3,783,243)	—
Net cash (used in) provided by financing activities	(2,250,618)	300,000

Net Change in Cash	(27,061)	(705,551)
Cash at the beginning of the period	50,274	791,520
Cash at the end of the period	$23,213	$85,969

Non-cash investing and financing activities:
Remeasurement of ordinary share subject to possible redemption	$1,458,666	$1,399,325

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

As of September 30, 2023, the Company had not commenced any operations nor generated any revenue. All activity for the period from March 22, 2021 (inception) through September 30, 2023, relates to the Company’s formation, the initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination and other customary business conduct related thereto. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected March 31 as its fiscal year end.

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

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the U.S. Securities and Exchange Commission and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheets until such date that a redemption event takes place. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

On January 19, 2023, the Company held the Extraordinary General Meeting (“January EGM”). At the January EGM, the shareholders of the Company approved (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to six (6) times for an additional one (1) month each time from January 29, 2023 to July 29, 2023 (which is 21 months from the closing of the Company’s initial public offering) (the “Extension”) and (ii) an amendment to the Company’s investment management trust agreement, dated as of October 26, 2021, and between the Company and American Stock Transfer & Trust Company, LLC (the “Trust Agreement”), pursuant to which amendment the Company would deposit into the Company’s Trust Account, for each one-month extension, the lesser of (a) $165,000 and (b) $0.055 for each public share outstanding after giving effect to the redemption.

In connection with the January EGM, shareholders holding 19,949,665 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $31.5 million remained in the Trust Account.

In connection with the First Extension, the Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to a promissory note in favor of the Sponsor (the “First Extension Note”). The First Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date of the consummation of the Company’s initial business combination.

On July 20, 2023, the Company held the Extraordinary General Meeting (the “July EGM”). At the July EGM, the shareholders of the Company approved (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to three (3) times for an additional one (1) month each time from July 29, 2023 to October 29, 2023 (which is 24 months from the closing of the Company’s initial public offering) (the “Second Extension”) and (ii) a second amendment to the Trust Agreement, pursuant to which amendment the Company would deposit into the Company’s Trust Account, for each one-month extension, the lesser of (a) $90,000 and (b) $0.03 for each public share outstanding after giving effect to the redemption.

In connection with the July EGM, shareholders holding 339,914 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $3.8 million (approximately $11.13 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $30.17 million remained in the Trust Account. Following redemptions, the Company had 2,710,421 public shares outstanding.

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

For the six months ended September 30, 2023, the Company has drawn $657,625 under First and Second Extension Notes and deposited it in the Trust Account.

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

On August 18, 2023, the Company issued an unsecured promissory note (the “August 2023 Note”), in the amount of up to $500,000 to the Sponsor. The proceeds of the August 2023 Note may be drawn down from time to time prior to the date of the consummation of the Company’s initial business combination (the “Maturity Date”) upon request by the Company. The August 2023 Note bears no interest and the principal balance is payable on the Maturity Date. The August 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the August 2023 Note and all other sums payable with regard to the August 2023 Note becoming immediately due and payable.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had cash outside the Trust Account of $23,213 available for working capital needs. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, all remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2023, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Shares.

On September 7, 2022, the Company issued an unsecured convertible promissory note in the amount of up to $500,000 to Ananda Small Business Trust, an affiliated of the Sponsor (“Ananda Trust”).

On January 3, 2023, the Company issued an unsecured promissory note (the “January 2023 Note”), in the amount of up to $500,000 to Ananda Trust.

On January 19, 2023, the Company issued the First Extension Note of up to an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination.

On May 10, 2023, the Company issued an unsecured promissory note (the “May 2023 Note”), in the amount of up to $500,000 to the Sponsor.

On July 20, 2023, the Company issued an unsecured promissory note (the “Second Extension Note”), in the amount of up to $180,000 to the Sponsor.

On August 18, 2023, the Company issued an unsecured promissory note (the “August Note”), in the amount of up to $500,000 to the Sponsor.

Total amount $3,027,625 was drawn under the notes listed above and outstanding as of September 30, 2023.

Going Concern

The Company anticipates that the $23,213 of cash held outside of the Trust Account as of September 30, 2023, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Risks and Uncertainties

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Other recent events contributing to a climate of geopolitical uncertainty include military conflict between Palestine and Israel and rising tensions between China and Taiwan. Further, the impact of these actions and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

The unaudited results for the three and six months ended September 30, 2023, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2024, or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and March 31, 2023.

Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Shares were placed in the Trust Account and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (less up to $100,000 interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 21 months from the closing of the IPO, subject to applicable law. In connection with the January EGM, shareholders holding 19,949,665 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $31.5 million remained in the Trust Account. In connection with the July EGM, shareholders holding 339,914 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $3.8 million (approximately $11.13 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $30.17 million remained in the Trust Account. Following redemptions, the Company had 2,710,421 public shares outstanding.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its shares of Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s deficit. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and March 31, 2023, 2,710,421 and 3,050,335 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholder’s deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of September 30, 2023 and March 31, 2023, the Class A ordinary share reflected in the balance sheets are reconciled in the following table:

Gross Proceeds from IPO	$230,000,000
Proceeds allocated to Public Warrants	(7,475,000)
Issuance costs related to Class A ordinary shares	(16,099,160)
Accretion of carrying value to redemption value	28,178,166
Ending Balance, December 31, 2021	$234,604,006
Accretion of carrying value to redemption value	3,383,887
Ending Balance, December 31, 2022	$237,987,893
Redemptions	(206,479,033)
Accretion of carrying value to redemption value	1,549,190
Ending Balance, March 31, 2023	$33,058,050
Accretion of carrying value to redemption value	891,440
Ending Balance, June 30, 2023	$33,949,490
Redemptions	(3,783,243)
Accretion of carrying value to redemption value	567,226
Ending Balance, September 30, 2023	$30,733,473

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and March 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended September 30, 2023 and June 30, 2022, no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants exceeded the fair value per ordinary share. For the three months ended September 30, 2023, and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the three months ended		For the three months ended
	September 30, 2023		September 30, 2022
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	Class A	Class A and B	Class A	Class A and B
	ordinary	ordinary	ordinary	ordinary
	shares	shares	shares	shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(183,969)	$(601,929)	$(965,773)	$(383,072)
Denominator:
Basic and diluted weighted average shares outstanding	2,784,315	9,110,000	23,000,000	9,110,000
Basic and diluted net loss per ordinary share	$(0.07)	$(0.07)	$(0.04)	$(0.04)

	For the six months ended		For the six months ended
	September 30, 2023		September 30, 2022
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	Class A	Class A and B	Class A	Class A and B
	ordinary	ordinary	ordinary	ordinary
	shares	shares	shares	shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(301,852)	$(942,837)	$(1,081,841)	$(429,110)
Denominator:
Basic and diluted weighted average shares outstanding	2,916,598	9,110,000	23,000,000	9,110,000
Basic and diluted net loss per ordinary share	$(0.10)	$(0.10)	$(0.05)	$(0.05)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 19, 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. In September 2021, the Company effected a 1.12 share dividend for each Class B ordinary share outstanding, resulting in 8,050,000 Founder Shares being held by the Sponsor, up to 1,050,000 shares of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. The underwriter fully exercised their over-allotment option on October 29, 2021 which meant no Founder Shares were forfeited. All shares and related amounts have been retroactively restated to reflect the split.

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

Due to Related Parties

The balances of $61,935 and $121,935 as of September 30, 2023 and March 31, 2023, respectively, represent administrative support fees paid by related party on behalf of the Company.

Promissory Note — Related Party

On April 17, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021, or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of October 29, 2021, the Company had $122,292 in borrowings under the promissory note which are now due on demand. The balance was repaid on November 5, 2021.

On September 7, 2022, the Company issued an unsecured promissory note (the “September 2022 Note”), in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. The September 2022 Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial Business Combination. On or before such date, the Sponsor has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The September 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the September 2022 Note and all other sums payable with regard to the September 2022 Note becoming immediately due and payable. The conversion feature included in the September 2022 Note does not meet the definition of a derivative instrument. The full amount of the September 2022 Note, or $500,000, was drawn and outstanding as of September 30, 2023 and March 31, 2023.

On January 3, 2023, the Company issued an unsecured promissory note (the “January 2023 Note”), in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. The proceeds of the January 2023 Note may be drawn down from time to time prior to the date of the consummation of the Company’s initial business combination upon request by the Company. The January 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The January 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the January 2023 Note and all other sums payable with regard to the January 2023 Note becoming immediately due and payable. The full amount of the January 2023 Note was drawn and outstanding as of September 30, 2023 and March 31, 2023.

In connection with the First Extension, the Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to a promissory note in favor of the Sponsor (the “First Extension Note”). The First Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date of the consummation of the Company’s initial business combination $495,000 was drawn and outstanding under the First Extension Note as of March 31, 2023. The full amount of the First Extension Note was drawn and outstanding as of September 30, 2023.

On May 10, 2023, the Company issued an unsecured promissory note (the “May 2023 Note”), in the amount of up to $500,000 to the Sponsor. The May 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The May 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable. The full amount of the May 2023 Note was drawn and outstanding as of September 30, 2023.

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

On August 18, 2023, the Company issued an unsecured promissory note (the “August 2023 Note”), in the amount of up to $500,000 to the Sponsor. The proceeds of the August 2023 Note may be drawn down from time to time prior to the date of the consummation of the Company’s initial business combination (the “Maturity Date”) upon request by the Company. The August 2023 Note bears no interest and the principal balance is payable on the Maturity Date. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Shares. The terms of the Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of September 30, 2023 and March 31, 2023, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying this obligation. For the three and six months ended September 30, 2023, the Company had incurred expense of $30,000 and $60,000 pursuant to this agreement, respectively, which is included in “Due to related party”. For the three and six months ended September 30, 2022, the Company had incurred expense of $30,000 and $60,000 pursuant to this agreement, respectively, which is included in “Due to related party”. Balance due to related party was $61,935 and $121,935 as of September 30, 2023, and March 31, 2023, respectively.

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

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, the Company will continue out of the Cayman Islands and re-domesticate into a Delaware corporation (the “Domestication”) and (ii) at the Closing of the Merger Transaction, and following the Domestication, Merger Sub will merge with and into Zoomcar (the “Merger”), with Zoomcar continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Zoomcar stockholder receiving shares of post-Domestication Company common stock at the Closing (as further described below). Concurrent with the signing of the Merger Agreement, Ananda Trust, a Nevada Trust (“Ananda Trust”), an affiliate of the Sponsor, invested an aggregate of $10,000,000 in Zoomcar (the “Ananda Trust Investment”), in exchange for a convertible promissory note issued by Zoomcar to Ananda Trust, Zoomcar’s repayment obligation under which will be offset against the obligations of Ananda Trust under the subscription agreement entered into by Ananda Trust and the Company concurrent with the Ananda Trust Investment. Management of the Company reviewed this subscription agreement under the ASC 815 “Derivatives and Hedging” and determined that there are no factors that would preclude its equity treatment and it will be recorded at the closing of the Merger Agreement and upon delivery of the Company’s shares.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and March 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and March 31, 2023, there were 1,060,000 Class A ordinary shares issued or outstanding (excluding 2,710,421 and 3,050,335 shares subject to possible redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2023 and March 31, 2023, there were 8,050,000 Class B ordinary shares issued and outstanding. Of the 8,050,000 Class B ordinary shares, up to 1,050,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. The underwriters exercised their full over-allotment on October 29, 2021, resulting in none of the Founder Shares being subject to forfeiture.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2023
Assets:
Marketable securities held in Trust Account	1	$30,733,473

		March 31,
Description	Level	2023
Assets:
Marketable securities held in Trust Account	1	$33,058,050

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

On October 3, 2023, the Company issued a promissory note in favor of the Sponsor (the “October 2023 Note”) in the principal amount of up to $90,000 for expenses accrued in connection with the third monthly extension. The Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date on which the Company consummates an initial business combination. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On October 9, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that, based on the number of beneficial holders and holders of record of the Company’s ordinary shares (the “Total Holders”), the Company no longer meets Listing Rule 5450(a)(2), which requires listed companies to maintain a minimum of 400 Total Holders. Nasdaq Listing Rule 5810(c)(2)(C) provides the Company with a period of 45 calendar days, or until November 24, 2023 (the “Compliance Date”), to submit a plan to regain compliance. Pursuant to Nasdaq Listing Rule 5810(c)(2)(B)(i), if Nasdaq accepts the Company’s compliance plan, then Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for compliance with the Total Holders requirement. If Nasdaq does not accept the Company’s compliance plan, then the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

On October 27, 2023, the Company held an extraordinary general meeting of shareholders (the “October EGM”). At the October EGM, the shareholders of the Company approved (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination for one (1) month from October 29, 2023 to November 29, 2023 (which is 25 months from the closing of the Company’s initial public offering) (the “Third Extension”) and (ii) a third amendment to the Trust Agreement, to allow the Company to extend the date by which the Company must consummate an initial business combination for one (1) month from October 29, 2023 to November 29, 2023.

In connection with the October EGM, shareholders holding 250,000 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $2.83 million (approximately $11.35 per public share redeemed in connection with the October EGM) was removed from the Trust Account to pay such holders and approximately $27.9 million remained in the Trust Account. Following such redemptions, the Company had 2,460,421 public shares outstanding.

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

As of September 30, 2023, we had not commenced any operations. All activity for the period from March 22, 2021 (inception) through September 30, 2023, relates our formation, the IPO, and subsequent to the IPO, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Upon the closing of the IPO, management deposited $234,600,000 or $10.20 per Unit sold in the IPO, including a portion of the proceeds of the Private Placement Shares, into the Trust Account to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Shares deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of our initial Business Combination, the redemption of our public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if we do not complete our initial Business Combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if we are unable to complete its initial Business Combination within 21 months from the closing of the IPO, subject to applicable law. In connection with the January EGM, in January 2023, IOAC shareholders holding 19,949,665 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) was removed from the Trust Account to pay such holders. In connection with the July EGM, IOAC shareholders holding 339,914 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $3.78 million (approximately $11.13 per public share redeemed) was removed from the Trust Account to pay such holders and approximately million remained in the Trust Account.

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

On January 19, 2023, we held the Extraordinary General Meeting (“January EGM”). At the January EGM, the shareholders of the Company approved (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to six (6) times for an additional one (1) month each time from January 29, 2023 to July 29, 2023 (which is 21 months from the closing of the Company’s initial public offering) (the “Extension”) and (ii) the lesser of (a) $165,000 and (b) $0.055 for each public share outstanding after giving effect to the redemption.

In connection with the January EGM, shareholders holding 19,949,665 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $206.5 million (approximately $10.35 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $31.5 million remained in the Trust Account. Following redemptions, the Company had 3,050,335 public shares outstanding.

Our Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the First Extension of the date by which the Company must consummate an initial business combination, pursuant to a promissory note in favor of our Sponsor (the “First Extension Note”). The First Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date of the consummation of the Company’s initial business combination. Through September 30, 2023, in connection with the First Extension, we deposited $990,000 into the Trust Account, which amount will be included in the pro rata amount distributed to (i) all of the holders of the Company’s Class A ordinary shares sold in the Company’s initial public offering (“Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial business combination.

On July 20, 2023, the Company held the Extraordinary General Meeting (the “July EGM”). At the July EGM, the shareholders of the Company approved (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to three (3) times for an additional one (1) month each time from July 29, 2023 to October 29, 2023 (which is 24 months from the closing of the Company’s initial public offering) (the “Second Extension”) and (ii) a second amendment to the Trust Agreement, pursuant to which amendment the Company would deposit into the Company’s Trust Account, for each one-month extension, the lesser of (a) $90,000 and (b) $0.03 for each public share outstanding after giving effect to the redemption.

In connection with the July EGM, shareholders holding 339,914 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $3.8 million (approximately $11.13 per public share redeemed) was removed from the Trust Account to pay such holders and approximately $30.17 million remained in the Trust Account. Following redemptions, the Company had 2,710,421 public shares outstanding.

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

For the six months ended September 30, 2023, the Company has drawn $657,625 under First and Second Extension Notes and deposited it in the Trust Account.

On August 18, 2023, the Company issued an unsecured promissory note (the “August 2023 Note”), in the amount of up to $500,000 to the Sponsor. The proceeds of the Note may be drawn down from time to time prior to the date of the consummation of the Company’s initial business combination (the “Maturity Date”) upon request by the Company. The Note bears no interest and the principal balance is payable on the Maturity Date. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

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

Results of Operations and Known Trends or Future Events

Through September 30, 2023, we have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO and subsequent to the completion of the IPO, customary business conduct relating to finding a target for the Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially since we have entered into the Merger Agreement with Zoomcar.

For the three months ended September 30, 2023, we had a net loss of $785,898, which consists of formation and operating costs of $1,190,500 (primarily driven by legal and professional fees of 953,779 related to the merger activities), offset by interest income from bank of $1 and interest earned on marketable securities held in the Trust Account of $404,601.

For the six months ended September 30, 2023, we had a net loss of $1,244,689, which consists of formation and operating costs of $2,045,733, offset by interest income from bank of $3 and interest earned on marketable securities held in the Trust Account of $801,041.

For the three months ended September 30, 2022, we had a net loss of $1,348,845, which consists of formation and operating costs of $2,407,767 (primarily driven by legal and professional fees of 1,585,608 related to the merger activities), offset by interest income from bank of $16 and interest earned on marketable securities held in the Trust Account of $1,058,906.

For the six months ended September 30, 2022, we had a net loss of $1,510,951, which consists of formation and operating costs of $2,886,686, offset by interest income from bank of $34 and interest earned on marketable securities held in the Trust Account of $1,375,701.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $23,213 and a working capital deficit of $11,019,668.

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

On September 7, 2022, the Company issued the September 2022 Note, in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. The September 2022 Note is unsecured and bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial Business Combination. On or before such date, Ananda Trust has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The September 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the September 2022 Note and all other sums payable with regard to the September 2022 Note becoming immediately due and payable. The conversion feature included in the September 2022 Note does not meet the definition of a derivative instrument.

On January 3, 2023, the Company issued the January 2023 Note in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. January 2023 Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The January 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note and all other sums payable with regard to the Note becoming immediately due and payable.

In connection with the First Extension, the Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to the First Extension Note. The First Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date of the consummation of the Company’s initial business combination.

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

On August 18, 2023, the Company issued an unsecured promissory note (the “August 2023 Note”), in the amount of up to $500,000 to the Sponsor. The proceeds of the Note may be drawn down from time to time prior to the date of the consummation of the Company’s initial business combination (the “Maturity Date”) upon request by the Company. The Note bears no interest and the principal balance is payable on the Maturity Date. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

On October 3, 2023, the Company issued a promissory note in favor of the Sponsor (the “October 2023 Note”) in the principal amount of up to $90,000 for expenses accrued in connection with the third monthly extension. The Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date on which the Company consummates an initial business combination.

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

Going Concern

We anticipate that the $23,213 of cash held outside of the Trust Account as of September 30, 2023, might not be sufficient to allow the us to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 and March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

On April 17, 2021, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021, or the closing of the IPO. A portion of the loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of September 30, 2023 and March 31, 2023, we had no borrowings under the promissory note.

On September 7, 2022, we have issued an unsecured promissory note in the amount of up to $500,000 to the Sponsor. The September 2022 Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination. On or before such date, the Sponsor has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The September 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the September 2022 Note and all other sums payable with regard to the September 2022 Note becoming immediately due and payable. The conversion feature included in the September 2022 Note does not meet the definition of a derivative instrument.

On January 3, 2023, the Company issued the January 2023 Note in the amount of up to $500,000 to Ananda Trust, an affiliate of the Sponsor. January 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The January 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note and all other sums payable with regard to the Note becoming immediately due and payable.

In connection with the First Extension, the Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to the First Extension Note. The First Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date of the consummation of the Company’s initial business combination.

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

On August 18, 2023, the Company issued an unsecured promissory note (the “August 2023 Note”), in the amount of up to $500,000 to the Sponsor. The proceeds of the Note may be drawn down from time to time prior to the date of the consummation of the Company’s initial business combination (the “Maturity Date”) upon request by the Company. The Note bears no interest and the principal balance is payable on the Maturity Date. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

On October 3, 2023, the Company issued a promissory note in favor of the Sponsor (the “October 2023 Note”) in the principal amount of up to $90,000 for expenses accrued in connection with the third monthly extension. The Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date on which the Company consummates an initial business combination.

Certain Relationships and Related Party Transactions

On April 17, 2021, our Sponsor paid $25,000 to cover certain of our offering costs in exchange for 7,187,500 founder shares. On September 20, 2021, we effected a dividend of 1.12 shares for each outstanding Class B ordinary share, resulting in an aggregate of 8,050,000 founder shares being held by our Sponsor (up to 1,060,000 shares of which were subject to forfeiture by our Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised), resulting in a purchase price of approximately $0.003 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued. As such, our initial shareholders collectively owned approximately 25% of our issued and outstanding shares (excluding any shares underlying any units our initial shareholders may purchase in the IPO and the private placement shares our Sponsor intends to purchase in the private placement) immediately after the IPO. None of our Sponsor, officers, and directors intends to purchase any units after the IPO.

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

On September 7, 2022, we issued an unsecured promissory note (the “September 2022 Note”), in the amount of up to $500,000 to Ananda Trust. The September 2022 Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination. On or before such date, the Sponsor has the option to convert all or any portion of the principal outstanding under the September 2022 Note into Class A ordinary shares of the Company (“Working Capital Shares”) at a conversion price of $10.00 per share. The terms of the Working Capital Shares, if any, would be identical to the terms of the Private Placement Shares issued by the Company at the time of its IPO. The September 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the September 2022 Note and all other sums payable with regard to the September 2022 Note becoming immediately due and payable.

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

Our Sponsor has agreed to make available to the Company an aggregate amount of up to $990,000 to be used only for expenses accrued in connection with the extension of the date by which the Company must consummate an initial business combination, pursuant to a promissory note in favor of our Sponsor (the “Extension Note”). The First Extension Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date of the consummation of the Company’s initial business combination.

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

On August 18, 2023, the Company issued an unsecured promissory note (the “August 2023 Note”), in the amount of up to $500,000 to the Sponsor. The proceeds of the Note may be drawn down from time to time prior to the date of the consummation of the Company’s initial business combination (the “Maturity Date”) upon request by the Company. The Note bears no interest and the principal balance is payable on the Maturity Date. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

As of September 30, 2023 and March 31, 2023, we had $3,027,625 and $1,495,000 borrowings under the promissory notes with our Sponsor, respectively.

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

Our Sponsor, Cantor and CCM purchased an aggregate of 1,060,000 Class A ordinary shares at a price of $10.00 per share ($10,600,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. Of those 1,060,000 Private Placement Shares, our Sponsor purchased 960,000 Private Placement Shares, CCM has purchased 30,000 Private Placement Shares, and Cantor purchased 70,000 Private Placement Shares. Our Sponsor, Cantor and CCM are permitted to transfer the Private Placement Shares they hold to certain permitted transferees, including their respective directors, officers, and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities. In addition, the Private Placement Shares are not, subject to certain limited exceptions, transferable or salable until 30 days after the completion of the IPO. The Private Placement Shares will not be redeemable by us so long as they are held by the initial purchasers or their respective permitted transferees. If the Private Placement Shares are held by holders other than the initial purchasers or their respective permitted transferees, the Private Placement Shares will be redeemable by us and exercisable by the holders on the same basis as the shares and warrants included in the units sold in the IPO. Otherwise, and, except as described under “Description of Securities –Ordinary Shares – Private Placement Shares” in the final prospectus of the IPO that was filed with the SEC on October 28, 2021, the Private Placement Shares have terms and provisions that are identical to those of the Public Shares.

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

Simultaneously with the signing of the Merger Agreement, Ananda Trust, an affiliate of our Sponsor and of Mohan Ananda and Elaine Price, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, entered into the Ananda Trust Subscription Agreement with the Company to subscribe for 1,000,000 newly issued shares of the post-combination company’s common stock (following the Domestication) at a purchase price of $10.00 per share. Simultaneously with the signing of the Merger Agreement, Ananda Trust also invested an aggregate of $10,000,000 in Zoomcar, in exchange for the Ananda Trust Note. At the Closing of the Merger, Zoomcar’s repayment obligations under the Ananda Trust Note will be offset against Ananda Trust’s payment obligations under the Ananda Trust Subscription Agreement and Ananda Trust will receive newly issued shares of the post-combination company in accordance with the terms of the Ananda Trust Subscription Agreement. In the event that the Business Combination is not consummated by the one-year anniversary of the Ananda Trust Note (or upon the earlier termination of the Merger Agreement), the Ananda Trust Note issued by Zoomcar in consideration of the Ananda Trust Investment will be exchanged for a new convertible promissory note issued by Zoomcar, and such note will be convertible upon the consummation of a subsequent financing in which Zoomcar raises an aggregate of at least $5 million, and the Ananda Trust Subscription Agreement will terminate automatically.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INNOVATIVE INTERNATIONAL ACQUISITION CORP.

Date: November 17, 2023	By:	/s/ Mohan Ananda
	Name:	Mohan Ananda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2023	By:	/s/ Elaine Price
	Name:	Elaine Price
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)