Form 10-Q
period 2023-12-31
Zoomcar Holdings, Inc.
filed 2024-02-14
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40964

ZOOMCAR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0431609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Anjaneya Techno Park, No. 147, 1st Floor Kodigalli, Bangalore, India 560008

(Address of principal executive offices) (Zip Code)

+91 99454-8382
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	ZCAR	The Nasdaq Stock Market LLC

Warrants, each exercisable for one share of Common Stock at a price of $11.50, subject to adjustment	ZCARW	The Nasdaq Stock Market LLC

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of February 14, 2024, there were 62,874,771 shares of the Company’s common stock, $0.0001 par value per share, issued and outstanding.

ZOOMCAR HOLDINGS, INC.

Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 and March 31, 2023	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2023 and December 31, 2022	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income / (Loss) for the three and nine months ended December 31, 2023 and December 31, 2022	3

	Unaudited Condensed Consolidated Statements of Redeemable Non-Controlling Interests, Mezzanine Equity and Stockholders’ Equity for the three and nine months ended December 31, 2023 and December 31, 2022	4

	Unaudited Condensed Statement of Cash Flows for the nine months ended December 31, 2023 and December 31, 2022	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68

Item 4.	Controls and Procedures	68

PART II. OTHER INFORMATION		71

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	108

Item 3.	Defaults Upon Senior Securities	108

Item 4.	Mine Safety Disclosures	108

Item 5.	Other Information	108

Item 6.	Exhibits	108

SIGNATURES		109

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, forward-looking statements may be identified by the use of words such as “estimate,” “continue,” “could,” “may,” “might,” “possible,” “predict,” “should,” “would,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or indicate future events or trends or that are not statements of historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

We caution readers of this report that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, which could cause the actual results to differ materially from the expected results. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements contained in this report:

●	our ability to execute our anticipated business plans and strategy;

●	the risk that the Business Combination disrupts our plans and operations as a result of the consummation of the Business Combination;

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, maintain its reputation, increase the numbers of Hosts, Guests and registered vehicles on our platform, maintain relationships with Hosts and Guests and retain our management and key employees;

●	the impact of the COVID-19 pandemic on our business;

●	our limited operating history under our current business model and history of net losses;

●	our ability to obtain additional capital;

●	our reliance on key technology providers and payment processors facilitating payments to and by our customers;

●	unfavorable interpretations of laws or regulations or changes in applicable laws or regulations;

●	the possibility that we may be adversely affected by other economic, business, regulatory, and/or competitive factors;

●	our estimates of future bookings, revenues and capital requirements;

●	the evolution of the markets in which we compete;

●	political instability associated with operating in current and future emerging markets we have entered or may later enter;

ii

●	risks associated with our ability to obtain and maintain inadequate insurance to cover risks associated with business operations now or in the future;

●	our ability to implement its strategic initiatives and continue to innovate our platform technology and features;

●	our ability to adhere to legal requirements with respect to the protection of personal data and privacy laws;

●	cybersecurity risks, data loss and other breaches of our network security and the disclosure of personal information or the infringement upon our intellectual property by unauthorized third parties;

●	risks associated with the performance or reliability of infrastructure upon which we rely, including, but not limited to, internet and cellular phone services;

●	the risk of regulatory or other lawsuits or proceedings relating to our platform or the peer-to-peer car sharing we facilitate;

●	increased compliance risks associated with operating in multiple foreign jurisdictions at once, including regulatory and accounting compliance issues; and

●	other risks and uncertainties described in this report, including those under the section entitled “Risk Factors.”

If any of these risks materialize or any of our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that we presently do not know or that we currently believe are immaterial that could also cause actual results to differ materially from those contained in the forward-looking statements. In addition, forward-looking statements reflect our expectations, plans or forecasts of future events and views as of the date of this report. We anticipate that subsequent events and developments may cause our assessments to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this report. Accordingly, undue reliance should not be placed upon the forward-looking statements. Actual results, performance or achievements may, and are likely to, differ materially, and potentially adversely, from any projections and forward-looking statements and the assumptions on which those forward-looking statements were based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance as projected financial information and other information are based on estimates and assumptions that are inherently subject to various significant risks, uncertainties and other factors, many of which are beyond our control. Forward-looking statements are not guarantees of performance. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

(in USD, except number of shares)

As at	December 31, 2023 (unaudited)	March 31, 2023 (unaudited)
Assets
Current assets :
Cash and cash equivalents (Refer Note 31- VIE)	$6,116,993	$3,686,741
Accounts receivable, net of allowance for doubtful accounts (Refer Note 31- VIE)	290,871	255,175
Receivable from government authorities	990,446	3,962,822
Short term investments with related parties	164,381	166,540
Prepaid expenses (Refer Note 31- VIE)	219,388	909,828
Other current assets (Refer Note 31- VIE)	1,138,719	1,150,209
Other current assets with related parties	46,040	19,682
Assets held for sale	656,885	923,176
Total current assets	9,623,723	11,074,173
Property and equipment, net of accumulated depreciation $6,627,554 and $6,189,452 respectively (Refer Note 31- VIE)	1,886,794	2,728,523
Operating lease right-of-use assets	1,429,524	1,694,201
Intangible assets, net of accumulated amortization of $12,946 and $106,769 respectively (Refer Note 31- VIE)	21,062	33,412
Long term investments (Refer Note 31- VIE)	219,142	158,455
Long term investments with related parties	100,259	95,577
Receivable from government authorities, (Refer Note 31- VIE)	3,241,783	248,321
Other non-current assets	324,948	425,669

Total assets	$16,847,235	$16,458,331

Liabilities, redeemable noncontrolling interests, mezzanine equity and stockholders’ equity
Current liabilities :
Accounts payable (Refer Note 31- VIE)	$14,049,750	$6,547,978
Accounts payable towards related parties	129,935	-
Current portion of long-term debt	1,631,068	1,415,861
Current portion of long-term debt from related parties	922,300	1,054,887
Current portion of operating lease liabilities	484,174	466,669
Current portion of finance lease liabilities	2,143,253	1,257,423
Contract Liabilities (Refer Note 31- VIE)	802,787	786,572
Current portion of pension and other employee obligations (Refer Note 31- VIE)	178,439	146,006
Unsecured promissory note to related parties	2,027,840	-
Other current liabilities (Refer Note 31- VIE)	3,315,493	2,917,965
Other current liabilities towards related parties	17,997	15,067
Total current liabilities	25,703,036	14,608,428
Long-term debt, less current portion	1,865,032	3,039,200
Operating lease liabilities, less current portion	1,047,261	1,284,755
Finance lease liabilities, less current portion	3,785,868	5,098,262
Pension and other employee obligations, less current portion (Refer Note 31- VIE)	509,512	438,808
Preferred stock warrant liability	-	1,190,691
Convertible promissory note	-	10,944,727
Senior Subordinated Convertible Promissory Notes	-	17,422,132
Unsecured Convertible Note	10,167,194	-
Derivative financial instrument	-	14,373,856
Total liabilities	43,077,903	68,400,859
Commitments and contingencies (Note 34)
Redeemable non controlling interest	-	25,114,751
Mezzanine equity:
Preferred stock, $0.0001 par value (refer note 22 (a))	-	168,974,437
Stockholders’ equity:
Common stock, $0.0001 par value per share, 250,000,000 shares authorized as of December 31, 2023 and $0.0001 par value per share, 220,000,000 shares authorized as of March 31, 2023; 62,874,771 shares and 482,681 shares issued and outstanding as of December 31, 2023 and March 31, 2023 respectively	6,287	48
Additional paid-in capital	272,057,034	22,142,518
Accumulated deficit	(300,032,230)	(270,002,281)
Accumulated other comprehensive income	1,738,241	1,827,999

Total stockholders’ equity	(26,230,668)	(246,031,716)
Total liabilities, redeemable non-controlling interests, mezzanine equity and stockholders’ equity	$16,847,235	$16,458,331

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheet.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(In USD, except number of shares)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Revenue:
Income from rentals	$-	$-	$-	$150,606
Revenues from services	2,421,438	2,981,600	7,717,064	6,452,950
Other revenues	-	-	-	74,171
Total revenue	2,421,438	2,981,600	7,717,064	6,677,727
Cost and Expenses
Cost of revenue	2,093,057	3,318,466	8,441,525	17,376,553
Technology and development	1,261,101	1,550,009	3,507,839	3,943,400
Sales and marketing	962,652	1,401,156	4,822,646	5,882,713
General and administrative	9,782,855	3,729,529	14,424,956	9,999,425
Total costs and expenses	14,099,665	9,999,160	31,196,966	37,202,091
Loss from operations before income tax	(11,678,227)	(7,017,560)	(23,479,902)	(30,524,364)
Finance costs	8,392,470	1,296,445	13,628,832	2,862,702
Finance costs to related parties	12,426	10,674	38,203	79,081
Other income, net	(34,503,014)	390,414	(10,377,735)	(1,280,105)
Other income from related parties	(5,548)	(2,393)	(11,224)	(12,122)
Profit/(Loss) before income taxes	14,425,439	(8,712,700)	(26,757,978)	(32,173,920)
Provision for income taxes	-	-	-	-

Net Profit/(loss) attributable to common stock holders	$14,425,439	$(8,712,700)	$(26,757,978)	$(32,173,920)

Net profit/(loss) per share
Basic	$4.51	$(18.05)	$(19.25)	$(66.66)
Diluted	$0.90	$(18.05)	$(19.25)	$(66.66)
Weighted average shares used in computing profit/(loss) per share:
Basic	3,195,381	482,681	1,390,202	482,681
Diluted	16,053,374	482,681	1,390,202	482,681

The accompanying notes are an integral part of these Condensed Consolidated Statement of Operations.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

(In USD, except number of shares)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022

Net Profit/(loss)	$14,425,439	$(8,712,700)	$(26,757,978)	$(32,173,920)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	1,775	404,675	(12,305)	1,228,124
Gain/(loss) for defined benefit plan	(17,989)	11,097	(61,594)	39,247

Reclassification adjustments:
Amortization of gains on defined benefit plan	(5,250)	(4,466)	(15,859)	(13,826)

Other comprehensive income/(loss) attributable to common stock holders	(21,464)	411,306	(89,758)	1,253,545
Comprehensive income/(loss)	$14,403,975	$(8,301,394)	$(26,847,736)	$(30,920,375)

The accompanying notes are an integral part of these Condensed Consolidated Statement of Comprehensive Income/(Loss)

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(In USD, except number of shares)

	Redeemable Non- controlling Interest	Mezzanine equity Preferred stock		Stockholders’ equity Zoomcar Holdings, Inc.
						Additional		Accumulated other
						paid-in	Accumulated	comprehensive	Total equity
	Amounts	Shares	Amounts	Shares	Amounts	capital	Deficit	income/(loss)	(deficit)
Balance as at April 01, 2022	$25,114,751	99,309,415	$168,974,437	16,991,740	$1,699	$18,530,769	(207,970,204)	769,155	$(188,668,580)
Adjustments:
Retroactive application of Merger (Note 3)	-	(77,466,242)	-	(16,508,926)	(1,651)	1,651	-	-	$-
Balance as at April 01, 2022	25,114,751	21,843,173	168,974,437	482,814	48	18,532,420	(207,970,204)	769,155	(188,668,580)
Stock based compensation	-	-	-	-	-	1,645,515	-	-	1,645,515
Loss on employee benefit, (net of taxes amounts to $ Nil)	-	-	-	-	-	-	-	(16,280)	(16,280)
Net loss	-	-	-	-	-	-	(14,594,877)	-	(14,594,877)
Foreign currency translation adjustment, (net of taxes amounts to $ Nil)	-	-	-	-	-	-	-	478,861	478,861
Balance as at June 30, 2022	25,114,751	21,843,173	168,974,437	482,814	48	20,177,935	(222,565,081)	1,231,736	(201,155,362)
Stock based compensation						993,818			993,818
Loss on employee benefit, (net of taxes amounts to $ Nil)								35,070	35,070
Net loss							(8,866,342)		(8,866,342)
Foreign currency translation adjustment, (net of taxes amounts to $ Nil)								344,587	344,587
Balance as at September 30, 2022	25,114,751	21,843,173	168,974,437	482,814	48	21,171,753	(231,431,423)	1,611,394	(208,648,229)
Stock based compensation	-	-	-			493,135	-		493,135
Gain for defined benefit plan, (net of taxes amounts to $ Nil)	-	-	-			-	-	6,631	6,631
Net loss	-	-	-			-	(8,712,700)	-	(8,712,700)
Cancellation of equity share issue				(132)	(0)				(0)
Foreign currency translation adjustment, (net of taxes amounts to $ Nil)	-	-	-			-	-	404,675	404,675
Balance as at December 31, 2022	25,114,751	21,843,173	168,974,437	482,682	48	21,664,888	(240,144,123)	2,022,700	(216,456,488)

Balance as at April 01, 2023	25,114,751	99,309,415	168,974,437	16,987,064	1,699	22,140,867	(270,002,281)	1,827,999	(246,031,716)
Retroactive application of Merger (Note 3)	-	(77,466,242)	-	(16,504,383)	(1,651)	1,651			-
Balance as at April 01, 2023	25,114,751	21,843,173	168,974,437	482,681	48	22,142,518	(270,002,281)	1,827,999	(246,031,716)
Stock based compensation	-	-	-	-	-	444,212	-	-	444,212
Loss on employee benefit, (net of taxes amounts to $ Nil)	-	-	-	-	-	-	-	(79,400)	(79,400)
Net loss	-	-	-	-	-	-	(28,781,134)	-	(28,781,134)
Foreign currency translation adjustment, (net of taxes amounts to $ Nil)	-	-	-	-	-	-	-	(44,777)	(44,777)
Balance as at June 30, 2023	25,114,751	21,843,173	168,974,437	482,681	48	22,586,730	(298,783,415)	1,703,822	(274,492,815)
Stock based compensation	-	-	-	-	-	173,693	-	-	173,693
Gain on employee benefit, (net of taxes amounts to $ Nil)	-	-	-	-	-	-	-	25,186	25,186
Net loss	-	-	-	-	-	-	(12,402,285)	-	(12,402,285)
Foreign currency translation adjustment, (net of taxes amounts to $ Nil)	-	-	-	-	-	-	-	30,697	30,697
Balance as at September 30, 2023	25,114,751	21,843,173	168,974,437	482,681	48	22,760,423	(311,185,700)	1,759,705	(286,665,524)
Accelerated vesting of stock based awards on cancellation	-	-	-	-	-	1,265,828		-	1,265,828
Gain on employee benefit, (net of taxes amounts to $ Nil)	-	-	-	-	-	-	-	(23,239)	(23,239)
Net profit	-	-	-	-	-	-	14,425,439	-	14,425,439
Conversion of redeemable non-controlling interest into common stock upon Merger	(25,114,751)			1,306,091	131	25,114,620	-	-	25,114,751
Conversion of redeemable convertible preferred stock into common stock upon Merger		(21,843,173)	(168,974,437)	37,827,907	3,782	168,970,655	-	-	168,974,437
Issuance of shares to vendors against services				3,617,333	362	19,051,638	-	-	19,052,000
Issuance of common stock upon settlement of SSCPN				7,357,115	736	27,147,577	-	-	27,148,311
Issuance of common stock upon settlement of promissory notes				1,071,506	107	3,953,749	-	-	3,953,856
Reclassification on conversion of preferred stock warrants and derivative financial instruments of Zoomcar, Inc. to common stock warrants of the Company				-	-	24,314,334	-	-	24,314,334
Issuance of Common Stock upon Merger				11,212,138	1,121	(20,521,790)	(3,271,969)	-	(23,792,638)
Foreign currency translation adjustment, (net of taxes amounts to $ Nil)	-	-	-	-	-	-	-	1,775	1,775
Balance as at December 31, 2023	-	-	-	62,874,771	6,287	272,057,034	(300,032,230)	1,738,241	(26,230,668)

The accompanying notes are an integral part of these Condensed Consolidated Statement of Redeemable Non-controlling Interests, Mezzanine Equity and Stockholder’s Equity

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended	December 31, 2023	December 31, 2022
	(unaudited)
A. Cash flows from operating activities
Net loss	(26,757,978)	(32,173,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	754,660	604,661
Stock-based compensation	1,883,733	3,132,467
Interest on convertible notes	-	126,575
Interest income	(824)	(22,787)
Change in fair value of preferred stock warrant	5,284,494	840,490
Change in fair value of convertible promissory note	(3,448,846)	308,832
Change in fair value of Senior subordinated convertible promissory note	(6,990,870)	-
Change in fair value of derivative financial instrument	3,465,293	-
Change in fair value of unsecured convertible note	1,732,589
Discount on issue of unsecured convertible note	632,595	-
Note issue expenses	1,564,210	-
Loss on sale and disposal of assets, net	85,806	-
Loss/(gain) on sale and disposal of assets held for sale, net	176,541	(1,391,876)
Assets Written off	39,650	-
Liabilities written off	(385)	-
Net gains (losses) on foreign currency remeasurements	4,052	7,483
Amortization of operating lease right-of-use assets	45,701	43,234
	(21,529,579)	(28,524,841)

Changes in operating assets and liabilities:
(Increase) in Trade receivables	(43,795)	(68,023)
(Increase)/ Decrease in Receivable from government authorities	(116,133)	573,207
Decrease in Prepaid expenses	682,785	-
Decrease in Other current assets	86,909	90,030
Increase in Accounts payables	11,838,986	973,035
Increase/ (Decrease) in Other current liabilities	482,139	(3,398,507)
Increase in Pension and other employee obligations	29,617	53,859
Increase in Contract liabilities	26,927	908,610
Net cash used in operating activities (A)	(8,542,144)	(29,392,631)

B. Cash flows from investing activities
Purchase of property, plant and equipment, including intangible assets and capital advances	(61,296)	(804,270)
Payment towards investments in fixed deposits	(130,132)	(43,906)
Proceeds from sale of asset held for sale	61,344	4,754,914
Proceeds from maturity of investments in fixed deposits	67,250	14,208
Interest received on fixed deposits	824	14,150
Net cash flows (used)/generated from investing activities (B)	(62,010)	3,935,096

C. Cash flows from financing activities
Proceeds from issue of Senior subordinated Convertible Promissory Note	13,175,025	-
Proceeds from issue of Convertible Promissory Note	-	10,000,000
Payment of offering costs	(4,804,482)	-
Proceeds from Merger	5,770,630	-
Payment of notes issuance cost	(1,564,210)	-
Repayment of debt	(1,026,291)	(5,871,152)
Principal payment of finance lease obligation	(346,248)	(928,663)
Net cash generated from financing activities (C)	11,204,424	3,200,185

Net increase / (decrease) in cash and cash equivalents (A+B+C)	2,600,270	(22,257,350)
Effect of foreign exchange on cash and cash equivalents.	(168,160)	(177,091)
Cash and cash equivalents
Beginning of period	3,684,883	26,783,791
End of period	6,116,993	4,349,350

Reconciliation of cash and cash equivalents to the Condensed Consolidated Balance Sheet
Cash and cash equivalents	6,116,993	4,349,350

Total cash and cash equivalents	6,116,993	4,349,350

Supplemental disclosures of cash flow information
Cash paid/ (refund) for income taxes	(57,337)	8,765
Interest paid on debt	(326,482)	(595,205)

Supplemental disclosures of non-cash investing and financing activities:
Issue of unsecured convertible promissory note	8,434,605	-
Issue of common stock to vendors against services	19,052,000	-
Issue of common stock upon conversion of SSCPN	27,147,577	-
Issue of common stock upon conversion of convertible promissory notes	3,953,749	-
Payments for offering costs	4,804,482	-
Warrants issued on completion of Merger	7,538,708	-

The accompanying notes are an integral part of these Condensed Consolidated Statement of Cash Flows

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization, Business operation and Going concern.

Zoomcar Holdings, Inc. (formerly “Innovative International Acquisition Corp”) a Delaware corporation provides mobility solutions to consumers and businesses. The accompanying Condensed Consolidated Financial Statements include the accounts and transactions of Zoomcar Holdings, Inc. and its subsidiaries (collectively, the “Company” or “the combined entity” or “Zoomcar”). The Company operates its facilitation services as well as rental business under the Zoomcar brand with its operations in India, Indonesia, and Egypt.

On December 28, 2023 (the “Closing Date”), pursuant to a Merger Agreement dated October 13, 2022 by and among Innovative International Acquisition Corp (“IOAC” or “SPAC”), Innovative International Merger Sub, Inc. and Zoomcar, Inc., the parties consummated the merger of Innovative International Merger Sub, Inc. with and into Zoomcar, Inc., with Zoomcar, Inc., continuing as the surviving corporation (the “Merger”), as well as the other transactions contemplated by the Merger Agreement (the Merger and such other transactions, the “Reverse Recapitalization”). In connection with the closing (the “Closing”) of the Reverse Recapitalization, Zoomcar, Inc. became a wholly owned subsidiary of IOAC and IOAC changed its name to Zoomcar Holdings, Inc., and all of Zoomcar, Inc. common stock, convertible preferred stock and convertible notes automatically converted into shares of the Company’s common stock having a par value of $ 0.0001 per share. The Company’s Common Stock and Warrants commenced trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “ZCAR” and “ZCARW,” respectively, on December 28, 2023. Refer to Note 3 to these Condensed Consolidated Financial Statements for more information on the Reverse Recapitalization.

Zoomcar, Inc., determined that it was the accounting acquirer in the Reverse Recapitalization based on an analysis of the criteria outlined in ASC 805, Business Combinations. The determination was primarily based on the following facts:

●	Zoomcar, Inc’s shareholders, prior to the Reverse Recapitalization, have the largest voting interest in the post-combination Company;

●	Zoomcar, Inc., prior to the Closing, appointed the majority of the Company’s Board of Directors (effective upon the Reverse Recapitalization, the Company’s Board consists of seven directors, including two directors designated by IOAC prior to the Closing and five directors designated by Zoomcar, Inc., prior to the Closing; four of the Company’s directors immediately after the Closing have been determined to be independent within the meaning of the independent director standards of the Securities and Exchange Commission and The Nasdaq Stock Market LLC);

●	The executive officers of Zoomcar, Inc. became the initial executive officers of the Company after the Reverse Recapitalization;

●	Zoomcar, Inc., is the larger entity, in terms of substantive operations and employee base;

●	Zoomcar, Inc., will comprise the ongoing operations of the combined entity; and

●	The combined entity will continue under the name of Zoomcar Holdings, Inc.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Zoomcar, Inc., issuing stock for the net assets of IOAC. The primary asset acquired from IOAC was related to the cash amounts that were assumed. Separately, the Company also assumed warrants that were reclassified to equity upon Closing of the Reverse Recapitalization. No goodwill or other intangible assets were recorded as a result of the Reverse Recapitalization.

While IOAC was the legal acquirer in the Reverse Recapitalization, because Zoomcar, Inc., was deemed to be the accounting acquirer, the historical financial statements of Zoomcar, Inc., became the historical financial statements of the combined entity upon the consummation of the Reverse Recapitalization. As a result, the financial statements included in this report reflect (i) the historical operating results of Zoomcar, Inc., prior to the Reverse Recapitalization; (ii) the results of the combined entity following the Closing of the Reverse Recapitalization; (iii) sum of the assets and liabilities of both Zoomcar, Inc., and the SPAC at their historical cost; and (iv) the combined entity’s equity structure for all periods presented.

For periods before the Reverse Recapitalization, shareholders’ equity of the combined entity is presented based on the historical equity of Zoomcar, Inc., restated using the exchange ratio to reflect the equity structure of the SPAC.

Going concern

The Company incurred a net loss of $26,757,978 during the nine months ended December 31, 2023, and cash used in operations during the period was $8,542,144. The Company’s accumulated deficit amounts to $300,032,229 as of December 31, 2023 (March 31, 2023: $270,002,281). The Company has negative working capital of $16,079,313 (inclusive of cash received in merger transaction).

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued.

On February 1, 2024, the Company entered into an agreement with two of the former members of the Sponsor pursuant to which the Company agreed to waive the lock-up restrictions provided for in the Letter Agreement with respect to the Lock-Up Release Parties for a period of 120 days in exchange for a cash fee to be paid by the Lock-Up Release Parties to the Company. Management expect that this will result in over $2,000,000 of net inflows to the company over the next 120 days.

Additionally, the Company’s largest investor has committed to continue his support to the company in the event of any liquidity requirements arising in foreseeable future.

Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern. Considering the commitment of support by the largest investor the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies

i.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by US GAAP have been condensed or omitted. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The results of operations for the three and nine months ended December 31, 2023, are not necessarily indicative of the results for the fiscal year ending March 31, 2024, or any future interim period.

These Condensed Consolidated Financial Statements follow the same significant accounting policies as those included in the audited consolidated financial statements of Zoomcar, Inc. for the year ended March 31, 2023. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial position, results of operations, and cash flows for these interim periods.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and variable interest entities in which the Company is the primary beneficiary, including an entity in India and in other geographical locations. All intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements herein.

The equity of the comparative period of the Company has been presented based on the historical equity of Zoomcar, Inc. restated using the exchange ratio to reflect the equity structure of the SPAC.

ii.	Principles of consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of Zoomcar Holdings, Inc. and of its wholly owned subsidiaries and variable interest entities in which the Company is the primary beneficiary, including an entity in India and in other geographical locations (collectively, the “Company”).

The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest is considered a VIE. The Company consolidates a VIE when it is the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria:

(i)	has the power to direct the activities that most significantly affect the economic performance of the VIE; and

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(ii)	has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary.

As at December 31, 2023, following are the list of subsidiaries and step-down subsidiaries:

Name of Entity	Place of Incorporation	Investor Entity
Zoomcar, Inc.	USA	Zoomcar Holdings, Inc.
Zoomcar India Private Limited	India	Zoomcar, Inc.
Zoomcar Netherlands Holding B. V	Netherlands	Zoomcar, Inc.
Fleet Holding Pte ltd	Singapore	Zoomcar, Inc.
Fleet Mobility Philippines Corporation	Philippines	Zoomcar, Inc.
Zoomcar Egypt Car Rental LLC	Egypt	Zoomcar Netherlands Holding
PT Zoomcar Indonesia Mobility Service	Indonesia	Fleet Holding Pte ltd
Zoomcar Vietnam Mobility LLC	Vietnam	Fleet Holding Pte ltd

As at December 31, 2023, the subsidiaries and step-down subsidiaries of Zoomcar Holdings, Inc. have been consolidated using the Variable Interest Entity (‘VIE’) model as per ASC 810. In determining whether the VIE model was applicable to the subsidiaries the criteria prescribed under ASC 810 were examined as below:

-	The subsidiaries were incorporated as legal entities under the laws and regulations of the country in which they are incorporated.

-	The scope exemptions under ASC 810 were not applicable to the entities.

-	Zoomcar Holdings, Inc holds variable interest in all the subsidiaries by way of contribution towards equity and in the form of debt.

-	The entities are variable interest entities for Zoomcar Holdings, Inc since the legal entities do not have sufficient equity investment at risk and equity investors at risk.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the purpose of equity interests, the interests held by employees are also considered under ASC 810 since employees are considered as de-facto agents. Thus, Zoomcar Egypt Car Rental LLC, Fleet Mobility Philippines Corporation, and Zoomcar Vietnam Mobility LLC are considered as wholly owned subsidiaries of Zoomcar, Inc and step-down subsidiaries of Zoomcar Holdings, Inc

Through the direct and indirect interest that Zoomcar Holdings, Inc. holds in the subsidiaries, Zoomcar Holdings, Inc. has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Accordingly, Zoomcar Holdings, Inc. is the primary beneficiary with respect to all the subsidiaries and consolidates the subsidiaries under the VIE model except Zoomcar India Private Limited, Zoomcar Netherlands Holding B.V, Fleet Holding Pte Ltd and PT Zoomcar Indonesia Mobility Service which are consolidated as per the voting interest model.

On August 14, 2023, Zoomcar Vietnam Mobility LLC has voluntarily filed application for bankruptcy with the local authorities of Vietnam. In accordance with ASC 205-30, the liquidation of the VIE is imminent and thus the financial statements of VIE are prepared on a liquidation basis, which entails valuing assets at their estimated net realizable values and recording liabilities at their expected settlement amounts. Further, in accordance with ASC 810-10-15-10, the Company consolidate the VIE as the bankruptcy application is pending with the authorities in Vietnam and unless the application is admitted, the Company holds a variable interest and still is the primary beneficiary. Refer Note 31.

The assets/liabilities consolidated for the VIE are not material.

iii.	Use of estimates and assumptions

The use of estimates and assumptions as determined by management is required in the preparation of the Condensed Consolidated Financial Statements in conformity with US GAAP. These estimates are based on management’s evaluation of historical trends and other information available when the Condensed Consolidated Financial Statements are prepared and may affect the amounts reported and related disclosures. Actual results could differ from those estimates.

Estimates and underlying assumptions are reviewed on an ongoing basis.

The significant estimates, judgments and assumptions that affect the condensed consolidated financial statements include, but are not limited to; are:

a.	Estimation of defined benefit obligation

b.	Estimation of useful lives and residual values of property, plant & equipment, and intangible assets

c.	Fair value measurement of financial instruments

d.	Fair value measurement of share-based payments

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Leases – assumption to determine the incremental borrowing rate

f.	Discount rate for discounting deferred payments

g.	Valuation allowance on deferred tax assets

h.	Estimation of utilization of receivable from government authorities

iv.	Revenue recognition

The Company derives its revenue principally from short-term self-drive rentals.

Self-drive rentals

Zoomcar operates a fleet of rental vehicles comprising of both vehicles owned by them and vehicles leased from third-party leasing companies. The Company either leases or subleases vehicles to its customers as a result, the Company has considered itself to be the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842.

Rental revenues are recognized for rental and rental related activities on a straight-line basis evenly over the period of where an identified asset is transferred to the customer and the customer has the ability to control that asset in accordance with ASC 842. Transaction price charged by the Company is as per agreed rates between the Company and the customer. In the case of leased vehicles, the Company was solely responsible for paying vehicle lease costs to the lessor regardless of whether the vehicles were booked for use by guests on the platform and accordingly recognized vehicle lease revenue on a gross basis.

For vehicles that are subleased, sublease income and related lease expense for these transactions are recognized on a gross basis in the condensed consolidated financial statements.

Rental periods are generally short-term in nature and are classified as operating leases.

Facilitation revenue (“Host services”)

The Company has launched a new platform “Zoomcar Host Services” during the year ended March 2022. Zoomcar Host Services is a marketplace feature of the platform that helps owners of vehicles (“Hosts/ Customer/Lessors”) connect with users (“Renters/Lessee”) in temporary need of a vehicle on leasehold basis for their personal use.

Facilitation Services revenue consists of facilitation fees charged to Hosts, net of incentives and refunds and trip protection charged to the Renters. The Company charges facilitation fees to its customers as a percentage of the value of the total booking, excluding taxes. The Company collects both the booking value on behalf of the Host and the trip protection charges from the renter. On a daily basis the Company, or its third-party payment processors, disburse the booking value to the host, less the fees due from the host to the Company. The amounts charged for trip fees for the Marketplace service vary based on factors such as the vehicle type, the day of the week, time of the trip, and the duration of the trip. Hence, the Company’s primary performance obligation in the transaction with respect to the Host is to facilitate the successful completion of the rental transaction and with respect to the renter is to offer trip protection.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Customer support is rendered to both the Host (customer/lessor) and the renter (lessee). Company being the intermediary between the two provides its platform through which all communication takes place related to any services e.g., extension of trip period. Such services also include the normal customer support related to any vehicle breakdowns, tracking of vehicles, renter background checks, vehicle ownership checks and various other activities which are part of an ongoing set of series required for successful listing, renting and completion of trip. These activities are not distinct from each other and are not separate performance obligations. As a result, these series of services integrate together to form a single performance obligation.

In case of booking value collected from the renter on behalf of the Host, the Company evaluates the presentation of revenue on a gross versus net basis based on whether or not it is the principal(gross) or the agent (net) in the transaction. The Company considers whether it controls the right to use the vehicle before control is transferred to the renter. Indicators of control that the Company considers include whether the Company is primarily responsible for fulfilling the promise associated with the booking of the vehicle, whether it has inventory risk associated with the vehicle, and whether it has discretion in establishing the prices for the vehicles booked. The Company determined that it does not establish pricing for vehicles listed on its platform and does not control the right to use the host’s vehicle at any time before, during, or after completion of a trip booked on the Company’s platform. Accordingly, the Company has concluded that it is acting in an agent capacity, and revenue is presented net reflecting the facilitation fees received from the Marketplace service. The customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs. Revenue is recognized ratably over the trip period. The Company recognizes facilitation revenue from these performance obligations on a straight-line basis over the duration of the rental trip using the output method as its performance obligation is satisfied over time. The Company uses the output method based on rental hours or days, where revenue is calculated based on the percentage of total time elapsed in relation to total estimated rental period. In the event a user books a trip extension, at the time the extension is booked, the service revenue is recognized on a straight-line basis over the duration of the extension period.

The Company offers various incentive programs to hosts, including minimum guaranteed listing fees and vehicle listing bonus payments. The incentives are recorded in accordance with ASC 606- 10-32-25 and ASC 606-10-32-27 as a reduction to revenue and in cases where the amount of incentive paid to the Host are above the facilitation fees earned from that Host on cumulative basis the excess of the revenue amount is recorded as a marketing expense in the condensed consolidated statement of operations. These incentives are offered as part of overall marketing strategy of the company and incentivize the hosts to refer the platform. During the year ended March 31, 2023, company has stopped providing minimum guaranteed listing fees incentive.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Loyalty program

The Company offers loyalty program, Z-Points, wherein customers are eligible to earn loyalty points that are redeemable for payment towards facilitation fees, self-drive rentals and vehicle subscriptions. Under ASC 606 and ASC 842, each transaction that generates loyalty points results in the deferral of revenue equivalent to the retail value at the date the points are earned. The associated revenue or rental is recognized when the customer redeems the loyalty points at some time in future. The retail value of points is estimated based on the current retail value measured as of the date the loyalty points are earned, less an estimated amount representing loyalty points that are not expected to be redeemed (“breakage”). Breakage is reviewed on an annual basis and includes significant assumptions such as historical breakage trends, internal Company forecasts and extended redemption period, if any. As at December 31, 2023 and March 31, 2023, the Company’s deferred revenue balance amounted to $99,899 and $260,705 respectively.

Others

The Company has elected to exclude from revenue, taxes assessed by a governmental authority that are both imposed on and are concurrent with specific revenue producing transactions and collected from customers and remitted to governmental authorities. Accordingly, such amounts are not included as a component of revenue or cost of revenue.

Contract liabilities

Contract liabilities primarily consists of obligations to customers for advance received against a new booking, revenue-share payable to customers for vehicles listed by them on Company’s portal for short-term rentals and related to Company’s points-based loyalty program.

v.	Receivables from government authorities

Receivables from government authorities represent amounts owed to the Company by government agencies which are recognized when the Company has performed the required services and when they meet the eligibility criteria outlined in the applicable government regulations.

Receivables from government authorities are classified based on their expected period of utilization. If the receivables are expected to be utilized within twelve months from the reporting date, they are classified as current assets. If the receivables are not expected to be utilized within twelve months from the reporting date, they are classified as non-current assets.

vi.	Assets held for sale

The Company classifies vehicles to be disposed of as held for sale in the period in which they are available for immediate sale in their present condition and the sale is probable and expected to be completed within one year. The Company initially measures assets held for sale at the lower of their carrying value or fair value less costs to sell and assesses their fair value annually until disposed. The fair value of Assets held for sale not traded in an active market is determined using valuation techniques which maximize the use of observable market data and rely as little as possible on entity-specific estimates. If all significant inputs required to fair value an asset are observable, the Valuation is included in Level 2.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has a policy of disposing vehicles once it has crossed 120,000 kilometers (approx. 75,000 miles) in order to ensure that customer experience is maintained at a premium level. In addition, the Company also disposes vehicles early if it has met with accident and is no more fit for use in the business once the insurance claims are realized on these vehicles.

In case of certain vehicles which are not sold within one year from date of classification, the Company reassess the carrying value of the assets to compare it with the realizable value.

vii.	Stock-based compensation

The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of US GAAP, which requires compensation cost for grant-date fair value of stock-based awards to be recognized over the requisite service period. The Company includes a forfeiture estimate in the amount of compensation expense being recognized based on the Company’s estimate of equity instruments that will eventually vest. The fair value of stock-based awards, granted or modified, is determined on the grant date at fair value, using appropriate valuation techniques.

The Company records stock-based compensation expense for service-backed stock options over the requisite service period, which ranges from 6 months to 4 years.

For stock options with service-based vesting conditions only, the valuation model, typically the Black-Scholes option-pricing model, incorporates various assumptions including expected stock price volatility, expected term, and risk-free rates. Stock options with graded vesting the fair- value-based measure is estimated of the entire award by using a single weighted-average expected term. The Company estimates the volatility of common stock on the date of the grant based on weighted-average historical stock price volatility of comparable publicly traded companies in its industry group. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term. The Company estimates the term based on the simplified method for employee stock options considered to be “plain vanilla” options as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividend on its common stock.

The Company estimates a forfeiture rate on an annual basis for the purpose of computation of stock-based compensation expense. The rate is used consistently across the subsequent interim periods during the year.

In case of cancellation of stock-based awards with no concurrent grant of a replacement award or other valuable consideration, any unrecognized compensation cost is recognized immediately on the cancellation date.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

viii.	Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the condensed consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the condensed consolidated balance sheet at fair value with any changes in its fair value recognized currently in the condensed consolidated statement of operations.

During the previous year ended March 31, 2023, and six months ended September 30, 2023, the Company had issued warrants along with Notes as defined in “Convertible Promissory notes and Senior Subordinated Convertible Promissory Note (SSCPN)” policy and also as consideration to placement agents for the issuance of SSCPN which were earlier classified as derivative instruments.

The Company had also preferred stocks and common stocks warrants (as described below) issued during the year ended March 31, 2022, and were classified as liabilities and equity respectively.

Each unit of Series E preferred stock issued by the Company consisted of one Series E preferred stock and a warrant which entitled the holder to purchase one share of common stock of the Company on the satisfaction of certain conditions. Warrants were also issued to placement agencies of Series E and Series E1. Warrants issued to placement agencies included the following two categories: a) warrants to purchase common stock of the company; and b) warrants to purchase Series E and Series E1 shares.

Warrants to be converted into common stock:

The Company’s warrants to purchase common stock were classified as equity. Upon issuance of the warrant, the Company had allocated a portion of the proceeds from the sale of its preferred stock to the warrant based on the relative fair values of warrants and preferred stock.

Warrants to be converted into preferred stock:

The Company’s warrants to purchase convertible preferred stock were classified as a liability and were held at fair value as the warrants were exercisable for contingently redeemable preferred stock, which was classified outside of stockholders’ deficits.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The warrant instruments classified as liability were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of finance costs. The Company had adjusted the liability for changes in fair value as of the date of their reclassification on Reverse Recapitalization.

Warrants issued along with SSCPN:

The warrants issued along with the SSCPN satisfied the definition of a derivative in accordance with ASC 815-10-15-83 since they contained an underlying, had cash less payment provisions, that could have been net settled in shares and had a very minimal initial net investment. Accordingly, the derivatives were measured at fair value and subsequently revalued at each reporting date.

The Company continued to adjust the liability classified warrant for changes in the fair value until the Reverse Recapitalization transaction at which time the warrants have been reclassified to additional paid-in-capital. Refer note- 17.

ix.	Financial liabilities measured at fair value -

Convertible Promissory notes, Senior Subordinated Convertible Promissory Note (“SSCPN”) and Unsecured Convertible Note (“Atalaya Note”)

On April 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2020-06 that simplifies the accounting for convertible instruments. ASU 2020-06 (i) reduced the number of accounting models for convertible instruments, by eliminating the models that require separation of cash conversion or beneficial conversion features from the host and (ii) revised the derivative scope exception and (iii) provided targeted improvements for Earnings Per Share (“EPS”). The adoption of ASU 2020-06 did not have a material impact on the Company’s outstanding convertible debt instruments as of April 1, 2022.

The Company has issued convertible promissory notes, senior subordinated convertible promissory notes (“Notes”) and Atalaya Note, it evaluates the balance sheet classification to determine whether the instrument should be classified either as debt or equity, and whether the conversion feature should be accounted for separately from the host instrument. According to ASC 480-10-25-14, the notes are classified as liabilities because the Company intends to settle them by issuing variable number of shares with a fixed and known monetary value at the time of inception. The Company evaluates the conversion feature of notes would be separated from the instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815, Derivatives and Hedging. However, the Company has elected fair value option for these notes, as discussed below and thus does not bifurcate the embedded conversion feature.

Fair Value Option (“FVO”) Election

The Company accounts for Convertible Promissory notes and Senior Subordinated Convertible Promissory Note and convertible promissory notes issued under the fair value option election of ASC 825, Financial Instruments (“ASC-825”) as discussed below.

The convertible promissory notes accounted for under the FVO election are a debt host financial instruments containing conversion features which would otherwise be required to be assessed for bifurcation from the debt-host and recognized as separate derivative liabilities subject to measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15- 5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized under Finance costs shown as “Change in fair value of convertible promissory note” and “Change in fair value of senior subordinated convertible promissory note” in the accompanying condensed consolidated statement of operations. With respect to the above convertible promissory notes, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a separate line item in the accompanying condensed consolidated statement of operations, since the change in fair value of the convertible promissory notes payable was not attributable to instrument specific credit risk.

During three month ended December 31, 2023, as a result of consummation of the Business Combination by way of a Reverse Recapitalization, the notes outstanding were converted into 4,248,178 shares of the Company’s Common Stock.

The SSCPN and Notes were adjusted for their carrying value through statement of operations as on date of Reverse Recapitalization and credited at carrying value to the capital accounts upon conversion to reflect the stock issued.

x.	Net profit/(loss) per share attributable to common stockholders

The Company computes net profit/(loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all the income for the period had been distributed. The Company’s convertible preferred stock is participating security. The holders of the convertible preferred stock would be entitled in preference to common shareholders, at specified rate, if declared.

Then any remaining earnings would be distributed to the holders of common stock and convertible preferred stock on a pro-rata basis assuming conversion of all convertible preferred stock into common stock. This participating security do not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the periods presented were not allocated to the Company’s participating securities.

The Company’s basic profit/(loss) per share is computed using the weighted-average number of ordinary shares outstanding during the period. The diluted profit/(loss) per share is computed by considering the impact of potential issuance of common stock on the weighted average number of shares outstanding during the period, except where the results would be anti-dilutive.

xi.	Provisions and accrued expenses.

A provision is recognized in the consolidated balance sheet when the Company has a present legal or constructive obligation as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation. If the effect is material, provisions are recognized at present value by discounting the expected future cash flows at a pre-tax rate that reflects current market assessments of the time value of money.

Provisions for onerous contracts are recognized when the expected benefits to be derived by the Company from a contract are lower than the unavoidable costs of meeting the future obligations under the contract. The provision is measured at the present value of the lower of the expected cost of terminating the contract and the expected net cost of continuing with the contract. Before a provision is established, the Company recognizes any impairment loss on the assets associated with that contract. The Company does not have any onerous contracts.

xii.	Fair value measurements and financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, Fair Value Measurement (“ASC 820”), the Company uses the fair value hierarchy, which prioritizes the inputs used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are set forth below:

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly for the full term of assets or liabilities.

Level 3	Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

During the three months ended December 31, 2023, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, and debt, convertible promissory note, SSCPN, warrant liability and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

xiii.	Recent Accounting Pronouncements

Accounting Pronouncement Adopted

In July 2023, the FASB issued ASU 2023-03 - Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). The ASU amends or supersedes various SEC paragraphs within the Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU is effective immediately upon issuance and did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncement Pending Adoption

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its condensed consolidated financial statements or disclosures.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3	Reverse Recapitalization

As discussed in Note 1, “Organization and Description of Business”, on the Closing Date, Zoomcar, Inc. completed the acquisition of IOAC and Zoomcar, Inc. received net proceeds of $5,770,630, after adjustment of cost amounting to $21,499,578 recorded in cash and cash equivalents in the unaudited condensed consolidated balance sheet as of December 31, 2023. Further, unsecured promissory notes of $3,259,208 were assumed. As of December 31, 2023, the Company recorded $10,947,805 of transaction costs, which consisted of legal, accounting, and other professional services related to the Merger, of which $4,804,482 was related to common stock issued during the Reverse Recapitalization and was recorded as a reduction to additional paid-in capital. The cash outflows related to these costs were presented as financing activities in the Company’s unaudited condensed consolidated statements of cash flows. In addition, upon closing of the Reverse Recapitalization, certain employees received a one-time transaction bonus for an aggregate amount of $392,725, which was to be paid in cash. The transaction bonus is included in compensation and benefits in the unaudited condensed consolidated statement of operations and comprehensive (loss) income for the nine months ended December 31, 2023.

On the Closing Date, each then-outstanding IOAC ordinary share was cancelled and converted into one share of common stock of the registrant, par value $0.0001 per share (“Common Stock”), and each then-outstanding IOAC warrant was assumed and converted automatically into a warrant of the Company, exercisable for shares of Common Stock. Additionally, outstanding units of the IOAC were separated into their component parts, and outstanding IOAC Class B shares were converted into Class A shares on a 1-for-1 basis. As of the Closing Date, upon consummation of the Reverse Recapitalization, the only outstanding shares of capital stock of the IOAC are shares of Common Stock. See Note 20, “Common Stock” and Note 17, “Warrants”, for additional details of the Company’s stockholders’ equity prior to and subsequent to the Merger.

All equity awards of Zoomcar, Inc. were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s common stock. As a result, each outstanding stock option of Zoomcar, Inc. was converted into an option to purchase shares of the Company’s common stock based on the Exchange Ratio and each outstanding warrant of Zoomcar, Inc. was converted into a warrant to purchase shares of the Company’s common stock based on the Exchange Ratio.

As additional consideration for the acquisition of Zoomcar, Inc. securities, at the Closing, IOAC issued and deposited into an escrow account established for this purpose (the “Earnout Escrow Account”) 20,000,000 shares of Common Stock (the “Earnout Shares”) to be held in the Earnout Escrow Account in accordance with the terms of an earnout escrow agreement. The Original Earnout Terms were modified pursuant to the terms and provisions set forth in the Post-Closing Amendment, effective immediately upon the adoption of the Post-Closing Amendment on December 29, 2023 resulting in the Earnout Shares becoming distributable to stockholders in accordance with the terms of the Merger Agreement.

The Merger was accounted for as a Reverse Recapitalization with Zoomcar, Inc. as the accounting acquirer and IOAC as the acquired company for accounting purposes. As discussed in Note 1, the merger was accounted as a Reverse Recapitalization. Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of Zoomcar, Inc. and its subsidiaries. Net assets were stated at historical cost consistent with the treatment of the transaction as a Reverse Recapitalization of Zoomcar, Inc.

In connection with Reverse Recapitalization, then-outstanding 11,500,000 public warrants of IOAC were assumed and converted automatically into a warrant of the Company on the closing. Public warrants entitled each holder to the right to purchase one share of common stock at an exercise price of $11.50 per share and classified as equity instruments.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Ananda Trust Closing Subscription Agreement

On December 19, 2023, IOAC and Ananda Trust, an affiliate of the Sponsor, entered into a subscription agreement (the “Ananda Trust Closing Subscription Agreement”), pursuant to which, upon the Closing, Ananda Trust purchased 1,666,666 IOAC Class A ordinary shares at a price of $3.00 per share for aggregate gross proceeds of $5,000,000. This investment was consummated concurrently with the closing of the Reverse Recapitalization.

The number of shares of common stock issued immediately following the consummation of the Reverse Recapitalization was as follows:

Particulars	December 31, 2023
Conversion of Zoomcar, Inc. Common Stock and Preferred Stock outstanding prior to Merger	27,327,481
Common stock – issuance to IOAC shareholders	9,192,377
Shares issued to Mohan Ananda	2,738,172
Other vendors	3,617,333
Total	42,875,363

The number of Zoomcar, Inc. shares was determined as follows:

Particulars	Zoomcar, Inc. Shares	Common shares issued to shareholders of Zoomcar, Inc.
Common shares	16,987,064	482,681
Preferred stock	99,309,415	21,842,458
Redeemable NCI - Shares of Zoomcar India Private Limited	10,848,308	754,169
Issue of common shares on conversion of SSCPN		4,248,173
Total		27,327,481

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4	Cash and cash equivalents

The components of cash and cash equivalents were as follows:

(In USD)

As at	December 31, 2023	March 31, 2023

Balances in bank accounts	$6,028,945	$3,657,580
Certificate to deposits	86,373	15,633
Cash	1,675	13,528
Cash and cash equivalents	6,116,993	3,686,741

5	Accounts receivable, net of allowance for doubtful accounts

The components of accounts receivables were as follows:

(In USD)

As at	December 31, 2023	March 31, 2023

Accounts receivable	$290,871	$255,175
Net accounts receivable	290,871	255,175

The Company records an allowance for credit losses for amounts owed for completed transactions that may never settle or be collected. As at December 31, 2023 and March 31, 2023, no allowance was created for expected credit losses.

6	Receivable from government authorities

The components of receivable from government authorities were as follows:

(In USD)

As at	December 31, 2023	March 31, 2023
Current
Goods and service tax receivable	$990,446	$3,962,822
	990,446	3,962,822

Non current
Goods and service tax receivable*	$3,226,844	$196,483
Other tax receivables	14,939	51,838
	3,241,783	248,321

*	Although these taxes are contractually available to the Company immediately, the Company has accounted for these credits as non-current based upon their expected utilization period.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7	Short term investments with related parties

The components of short term investments with related parties were as follows:

(In USD)

As at	December 31, 2023	March 31, 2023

Certificate to deposits with related parties*	$164,381	$166,540
Short term investments with related parties	164,381	166,540

*	These deposits are under lien against debt availed from related parties.

8 (a)	Other current assets

The components of other current assets were as follows:

(In USD)

As at	December 31, 2023	March 31, 2023

Insurance claims receivable	$23,389	$23,677
Advance to suppliers	57,989	88,115
Security deposits	135,962	53,585
Advance income taxes, net	115,412	174,654
Advance to employees	113,512	87,679
Receivables from car sale	537,290	578,523
Other receivables	155,165	143,976
Other current assets	1,138,719	1,150,209

8 (b) Other current assets with related parties

The components of other current assets with related parties were as follows:

(In USD)

As at	December 31, 2023	March 31, 2023

Advance to director	$46,040	$19,682
Other current assets with related parties	46,040	19,682

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9	Assets held for sale

The components of assets held for sale were as follows:

(In USD)

As at	December 31, 2023	March 31, 2023

Vehicles	$656,885	$923,176
Total assets held for sale	656,885	923,176

Vehicles represent the vehicles held for sale in Indian subsidiary, Zoomcar India Private Limited. The gain or loss on sale of these assets is included in Loss/ (gain) on sale of assets held for sale under Other income of Condensed Consolidated Statement of Operations. During the three and nine months ended December 31, 2023, total loss of $9,940 and total loss of $11,325 respectively was recorded against Loss/ (gain) on sale of vehicles held for sale. During the three and nine months ended December 31, 2022, total profit of $1,690,003 and $1,659,575 respectively was recorded against Loss/ (gain) on sale of vehicles held for sale. During the three and nine months ended December 31, 2023, the Company has recorded the impairment amount of $165,216 and $165,216 respectively. During the three and nine months ended December 31, 2022, the Company has recorded the impairment amount of $51,032 and $93,884 respectively. The impairment amount is adjusted with Loss/ (gain) on sale of assets held for sale under Other income of Condensed Consolidated Statement of Operations.

The Company is actively taking steps to liquidate these “Assets held for sale”, pending the capacity to foreclose loans and issue NOCs to buyers. With the current fundraising projections, the Company anticipate full asset sale completion by Q3 of the calendar year 2024.

10	Property and equipment, net

The components of property and equipment were as follows:

(In USD)

As at	Estimated useful life	December 31, 2023	March 31, 2023

Devices	3 - 5 years	$3,303,843	$3,402,749
Computer equipment	2 - 7 years	827,174	873,178
Office equipment	3 - 10 years	248,008	452,489
Furniture and fixtures	10 years	10,235	10,287
Total, at cost		4,389,260	4,738,703
Less: Accumulated depreciation		(2,502,466)	(2,010,180)
		1,886,794	2,728,523
Right-of-use assets under finance leases:

Vehicles, at cost		$4,125,088	$4,179,272
Accumulated depreciation		(4,125,088)	(4,179,272)
		-	-

Total property and equipment, net		1,886,794	2,728,523

Depreciation expense for the three months ended December 31, 2023 and December 31, 2022 was $244,050 and $291,301 respectively, and for the nine months ended December 31, 2023 and December 31, 2022 was $754,658 and $604,661 respectively. Depreciation expense has been shown under cost of revenue amounting to $205,260 and $624,630 for the three and nine months ended December 31, 2023 respectively and under General and administrative expenses amounting to $38,790 and $130,028 for the three and nine months ended December 31, 2023. Depreciation expense has been shown under cost of revenue amounting to $90,499 and $294,522 for the three and nine months ended December 31, 2022 respectively and under General and administrative expenses amounting to $200,803 and $310,139 for the three and nine months ended December 31, 2022. Vehicles are pledged against debt from financial institutions. There is no change in useful life of the assets during the year.

As of December 31, 2023 and March 31, 2023, the Company believes no impairment exists because the long-lived asset’s future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11	Leases

The Company’s lease primarily includes vehicles and corporate offices which have been classified as finance leases and operating leases, respectively. The lease term of operating and finance leases varies between 3 to 7 years. The lease agreements do not contain any covenants to impose any restrictions except for market-standard practice for similar lease arrangements. In assessment of the lease term, the Company considers the extension option as part of its lease term for those lease arrangements where the Company is reasonably certain of availing the extension option.

The components of lease expense were as follows:

(In USD)	Three months ended December 31,		Nine months ended December 31,
Period ended	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	-	-	$-	$3,075
Interest on lease liabilities	152,659	203,115	469,140	637,164
Operating lease cost	127,399	135,301	387,681	408,713
Short term lease cost	43,691	21,744	123,364	82,494
Total lease cost	323,749	360,160	980,185	1,131,446

	December 31, 2023		March 31, 2023
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2024	$141,237	$527,085	497,344	1,877,744
2025	456,962	2,590,349	471,185	2,103,127
2026	346,229	3,008,978	350,777	3,048,501
2027	363,061	663,553	367,830	672,269
2028	380,734	-	385,735	-
Thereafter	399,291	-	404,536	-
Total Lease Payments	2,087,514	6,789,965	2,477,407	7,701,641
Less : Imputed Interest	556,080	860,843	725,982	1,345,957
Total Lease Liabilities	$1,531,434	$5,929,122	1,751,425	6,355,684

An amount of $364,223 and $369,007 which is receivable from LeasePlan India Private Limited has been netted off with lease liability balance as on December 31, 2023 and March 31, 2023 respectively.

As of December 31, 2023, the Company continues to default on EMI payments for December 2023, owed to LeasePlan India Private Limited (Lender). The total lease commitment balance as of December 31, 2023 is $5,761,308 (including $492,261 for defaulted lease payments). In adherence to the agreement, the Company has accumulated penal interest at a simple interest rate of 1% per month on the overdue EMIs, amounting to $16,669 for the nine months ended December 31, 2023. If the overdue amount remains unpaid after 60 days from the date of default, an additional simple interest of 1.5% per month is levied for the subsequent 30 days. In case the default persists beyond this extended period, it will be deemed a breach of the agreement, resulting in; a) entire outstanding debt becoming due and payable, inclusive of all accrued interests, b) the lender can seek and cause compulsory re-possession of all vehicles from Zoomcar which were financed from Lender, c) withdrawal of conditional waiver of USD 1.2 million (INR 10 crores) given during restructuring and shall become immediately due and payable with interest of 1.5% per month. The Company had subsequently made the EMI payment for the month of October 2023.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12	Investments

The components of investments were as follows:

(In USD)

As at	December 31, 2023	March 31, 2023
Long term investments
Investments in fixed deposits*	$219,142	$158,455
Investments in fixed deposits with related parties**	100,259	95,577
	319,401	254,032

Investments includes fixed deposits and interest accrued on the same.

*	includes a fixed deposit of $120,205 with IndusInd bank against which a bank guarantee has been given to Lease Plan India Private Limited for the vehicles taken on lease.

**	these fixed deposits have a maturity of more than 12 months and hence have been considered under long term. However, these have been given under lien against debt availed from related parties.

13	Other non-current assets

The components of other non-current assets were as follows:

(In USD)

As at	December 31, 2023	March 31, 2023

Security deposits	$324,948	$425,669
Other non current assets	324,948	425,669

14	Debt

The components of long term and short term debt were as follows:

(In USD)

As at	December 31, 2023	March 31, 2023
Current
Non-convertible debentures
7.7% Debentures	$361,817	$454,969
Term loans
- from non-banking financial companies (NBFCs)	1,269,251	960,892
- from related parties (NBFCs)	922,300	1,054,887
	2,553,368	2,470,748

Non current
Term loans
- from non-banking financial companies (NBFCs)	$1,865,032	$3,039,200
	1,865,032	3,039,200

Total maturity as of December 31, 2023 is as follows:

Year ending March 31,
2024 (January 1, 2024 till March 31, 2024)	$2,030,936
2025	654,744
2026	488,297
2027	903,093
2028	341,330
$4,418,400

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-convertible debentures

(a)	10% Series A, B and C

The terms and conditions of the debentures have remain unchanged since the year ended March 31, 2022. The debentures were to be fully repaid by July 2022 as per the restructured terms agreed on May 2021. However, the Company had sought a further extension in May 2022 basis which these were fully repaid on October 20, 2022. This change has been accounted for as a debt modification.

The Company has recorded an interest expense amounting to $NIL and $81,533 for the three and nine months period ended December 31, 2022.

(b)	7.7% Debenture

The Company has recorded an interest expense amounting to $9,523 and $31,609 for the three and nine months period ended December 31, 2023 respectively, and $15,043 and $51,612 for the three and nine months ended December 31, 2022 respectively.

(c)	Term loans from NBFCs

The terms and conditions of the loans taken from NBFC’s remain unchanged since the year ended March 31, 2023. The Company has recorded an interest expense amounting to $100,243 and $294,872 for the three and nine months period ended December 31, 2023 respectively, and $97,222 and $453,927 for the three and nine months ended December 31, 2022 respectively.

As of December 31, 2023, the Company continues to default on Equated monthly installment (“EMI”) for October, November and December 2023 owed to Kotak Mahindra Finance (Lender). The outstanding balance as of December 31, 2023 is $372,645 (including $73,652 for defaulted EMI). As per the restructuring agreement, in case of any default by the Company (Borrower), the Lender may issue Loan Recall notice thereafter the outstanding loan amount shall become payable immediately with penal interest of 1% per month. The Company had subsequently made the EMI payment for the month of October 2023 and is not in receipt of any such notice till date. The outstanding amount of borrowing is classified under current liabilities in the Condensed Consolidated balance sheet.

The Company has defaulted on EMI for the month of December 2023 owed to Tata Motors Finance Limited and Orix Leasing and Financial Services India Limited for an amount of $52,427, $26,866, respectively. As per the restructuring agreement, in case of default on payment, interest charge of 36% pa. on overdue amount and 15% pa. on the outstanding amount shall be levied by Tata Motors Finance Limited and Orix Leasing and Financial Services India Limited, respectively.

The Company has defaulted on EMI for the month of December 2023 owed to Blacksoil Capital Private Limited and Jain and Sons Services Limited for an amount of $14,291 and $9,675 respectively.

The Company has recorded a penal interest expense amounting to $5,157 for the three and nine months period ended December 31, 2023 respectively.

Subsequently the Company has remedied the default by paying EMI overdue for Blacksoil Capital Private Limited and Tata Motors Finance Limited as of December 31, 2023.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15	Convertible promissory note (‘Notes’)

The following is a summary of the Company’s Notes payable for which it elected the fair value option as of December 31, 2023 and March 31, 2023:

(In USD)	Fair Value Outstanding
As at	December 31, 2023	March 31, 2023

Notes	$-	$10,944,727
Total	-	10,944,727

In October 2022, the Company entered into a Convertible Promissory Note agreement with Ananda Small Business Trust for $10,000,000 accruing interest at a simple rate of six percent (6%) per annum. Under the terms of the aforementioned agreement, the Convertible Promissory Note were to be converted into the Common Stock of Innovative International Acquisition Corp. on the successful closing of the SPAC transaction. At the Company’s election, the Company may settle the accrued and unpaid interest on the Convertible Promissory Note by cash instead. In the event of termination of the agreement with Innovative International Merger Sub, Inc. or after a period of one year from the issue date of the Convertible Promissory Note, the Note shall automatically be exchanged and cancelled in its entirety for a ‘Company Note’. The Company note is a convertible private note to be issued by the Company which will be issued at the aggregate price of principal and interest accrued till the date of conversion of the Note.

Pursuant to the Amendment to Note Purchase Agreement dated September 11, 2023, the maturity date of the Notes had been amended to December 31, 2023. All other terms of the Note remain unchanged.

The Convertible Promissory Note was converted into the Company’s Common Stock on the consummation of the Business Combination by way of a Reverse Recapitalization. The outstanding principal along with interest at a simple rate of 6% were considered to arrive at 1,071,506 shares at a Conversion Price of $10.00 per share.

The (gain)/loss on fair value change of the Notes recorded was $(7,986,326) and $(6,990,870) for the three and nine months ended December 31, 2023, respectively, and $308,832 for the three and nine months ended December 31, 2022 which were recognized in the Condensed Consolidated Statement of Operations for their respective period (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

As of both December 31, 2023 and March 31, 2023, the principal balance of the Notes was $NIL and $10,000,000. As of December 31, 2023 and March 31, 2023, the fair value of the Notes of $NIL and $10,944,727, respectively, were recorded on the Condensed Consolidated Balance Sheet.

15A	Unsecured promissory note

The following is a summary of the Company’s Notes payable as of December 31, 2023 and March 31, 2023:

(In USD)	Outstanding
As at	December 31, 2023	March 31, 2023
Unsecured promissory note	$2,027,840	$-
Total	2,027,840	-

Prior to the Merger, in August 2022, the SPAC had issued a interest free Convertible Promissory Note to Ananda Small Business Trust with a principal amount for $2,027,840. The principal amount is repayable in 90 days (the ‘Maturity Date’) after the consummation of the Business Combination by way of a Reverse Recapitalization. The principal balance can be repaid at any time before the Maturity Date. The Note is also convertible at the option of the holder on the Maturity Date at a Conversion Price of $3.00 per share. The principal amount of the Note is outstanding as on December 31, 2023 is $2,027,840.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16	Senior Subordinated Convertible Promissory Note (‘SSCPN’ or ‘Convertible note’)

The following is a summary of the Company’s Convertible Notes payable for which it elected the fair value option as of December 31, 2023 and March 31, 2023:

(In USD)	Fair Value Outstanding
As at	December 31, 2023	March 31, 2023
Convertible note	$-	$17,422,132
Warrants issued against SSCPN	-	14,373,856
Total	-	31,795,988

The Company has raised $8,109,954 during the year ended March 31, 2023 and $13,175,027 during the nine months ended December 31, 2023 against SSCPN, Warrants and placement agents warrants. The terms and conditions are given below in note.

During the three months ended December 31, 2023, as a result of consummation of the Business Combination by way of a Reverse Recapitalization, the convertible note outstanding were converted into 4,248,178 shares of the Company’s Common Stock.

The Company had measured the SSCPN under the fair value option election of ASC 825 and were adjusted for their carrying value through statement of operations up to the date of conversion on reverse recapitalization. On the date of Reverse Recapitalization, the carrying amounts of the SSCPN and Notes were credited to the capital accounts upon conversion.

The (gain)/ loss on change in fair value of the SSCPN recorded was $(20,110,058) and $(3,448,846) for the three and nine months ended December 31, 2023, respectively, and $NIL for the three and nine months ended December 31, 2022, which were recognized in the Condensed Consolidated Statement of Operations for their respective period (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

As of March 31, 2023, and December 31, 2023, the principal balances of the SSCPN were $8,109,954 and $NIL, respectively. The fair values of these SSCPNs were $17,422,132 and $NIL as of March 31, 2023, and December 31, 2023, respectively.

The warrants were classified as derivative financial liabilities in Zoomcar, Inc.’s consolidated balance sheet. The Company remeasured the Warrants at each balance sheet date to fair value. On the close date of Reverse Recapitalization, the Warrants were reclassified to equity-classified common stock warrants. As a result, the Warrants were adjusted to fair value through statement of operations on reclassification which resulted in a gain of $6,571,082 for the three months ended December 31, 2023.. The carrying value was then adjusted in the additional paid-in capital. Refer note 25.

The term and conditions of the SSCPN, warrants issued with SSCPNs and placement agent warrants issued during the year ended March 31, 2023 and nine months ended December 31, 2023 is as follows:

Terms of SSCPN:

The Notes carried a simple interest rate of 6% per annum, with a maturity term of two years from the date of the initial closing (i.e., March 23, 2023) (the ‘Maturity Date’). They embodied a variable-share obligation upon their conversion. The Notes issued by the Company were convertible into common stock at an aggregate price of principal, including interest accrued up to the date of conversion.

The Notes were convertible either automatically or voluntarily into Common Stock of the Company. Since the SPAC merger was consummated prior to the maturity date, it was converted via automatic conversion route. As per the terms of automatic conversion immediately prior to the closing of the SPAC Merger, the outstanding principal amount of this Note and all accrued and unpaid interest on this Note that has accrued as of the date have been automatically converted into a number of fully paid common stock at the conversion price as defined in the agreement.

Redemption

The Notes were also redeemable for cash upon the earlier of: (i) two years from the initial closing; (ii) a Change in Control and (iii) when, upon the occurrence and during the continuance of an Event of Default.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Terms of Warrants:

The warrants were exercisable from the completion of any event that results in the Company (or the surviving corporation) being subject to the reporting requirements of the Exchange Act, and its (or the surviving corporation’s capital stock) capital stock trading on a national securities exchange, OTC Markets or Pink Sheets (any of the foregoing, a “Public Event”). The warrants have an expiry period of five years from the effective date of any Public Event.

If the warrants were exercised prior to the automatic conversion of the SSCPN, the exercise price would have been a fixed amount, as defined in the agreement, divided by the number of shares of Common Stock outstanding on the date of Public Event. In case warrants are exercised concurrently with or following the automatic conversion of the SSCPN, the exercise price is the amount equal to the conversion price.

In case of recapitalization of the Company, any consolidation or merger of the Company with another corporation, shall be effected in a way that holders of Common Stock shall be entitled to receive stock, securities, or other assets or property (an “Organic Change”), then, as a condition of such Organic Change, that the Company would made adequate provisions whereby the Holder hereof shall have the right to adjust number of shares receivable on such event according to the conversion price determined for issuance of shares to other common stockholders.

The Company’s Warrants to purchase common stock were classified as a derivative liability (“derivative financial instrument”) which are now reclassified to equity on the Condensed Consolidated Balance Sheet.

Placement agent warrants:

The placement agent was compensated with a cash fee and was also issued agent warrants to purchase 10% of the shares of the Company capital stock issuable upon: a) Conversion of Notes at an exercise price equal to the conversion price of the Notes and b) Exercise of the warrants at an exercise price equal to the exercise price of the warrants. The terms of the warrants issued to the placement agents are similar to the warrants issued to the investors as mentioned above.

In accordance with ASC 815-40, the warrants issuable to Placement agent on satisfaction of above contingencies are considered as issued and are accounted accordingly. These were accounted as per ASC 480 as liability because the Company intended to settle them by issuing variable number of shares with a fixed and known monetary value at the time of inception. These warrants were classified as a derivative liability (“derivative financial instrument”) on the Condensed Consolidated Balance Sheet and were held at fair value till the date of Reverse Recapitalization. Refer note 32, Fair value measurements. On the date of Reverse Recapitalization, these warrants were reclassified to equity.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17	Warrants

As a result of the Reverse Recapitalization (see Note 3), the Company has retroactively adjusted the Zoomcar, Inc. warrants outstanding to give effect to the Exchange Ratio to determine the number of Company warrants that they were exchanged for.

Warrants to be converted into common stock:

The total outstanding warrants to be converted into common stock was 32,999,472 prior to the consummation of Business Combination by way of a Reverse Recapitalization on December 28, 2023.

The Company’s warrants to purchase common stock were classified as equity on the Condensed Consolidated Balance Sheet. Upon issuance of the warrant, the Company allocated a portion of the proceeds from the sale of its preferred stock to the warrant based on the relative fair values of warrants and preferred stock.

Warrants to be converted into preferred stock:

The total outstanding warrants to be converted into preferred stock was 3,502,040 prior to the consummation of the Business Combination by way of a Reverse Recapitalization on December 28, 2023.

The Company’s warrants to purchase convertible preferred stock were classified as a liability on the Condensed Consolidated Balance Sheets and held at fair value because the warrants are exercisable for contingently redeemable preferred stock, which is classified outside of stockholders’ deficits. The convertible preferred stock warrant liability is subject to remeasurement at the end of each reporting period, and changes in the fair value of the warrant liability are reflected in other income and expense, net in the Company’s Condensed Consolidated Statement of Operations. See Note 32, Fair value measurements.

Refer Note 16 for details on warrants issued along with SSCPN.

17 (a)	Warrants Related to the Reverse Recapitalization Public warrants

Prior to the Reverse Recapitalization, the SPAC issued Public Warrants. The Company’s Public Warrants were classified as equity instruments, in accordance with ASC 815-40. On the Closing Date, there were 11,500,000 Public Warrants issued and outstanding.

Private warrants

The common stock, preferred stock and SSCPN warrants described above have been converted into private warrants of the Company at the Exchange Ratio. Accordingly, the warrants holders received 39,057,679 warrants at the Closing of the Reverse Recapitalization. The Private Warrants are classified as equity instruments, in accordance with ASC 815-40.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18	Unsecured Convertible Note (‘Atalaya Note’)

The following is a summary of the Company’s notes payable for which it elected the fair value option as of December 31, 2023 and March 31, 2023:

(In USD)	Fair Value Outstanding
As at	December 31, 2023	March 31, 2023

Notes	$10,167,194	$-
Total	10,167,194	-

The unsecured convertible notes were issued to ACM Zoomcar Convert LLC (“Atalaya”) for making payment of $1,231,368 against the outstanding unsecured promissory note and $6,570,642 to various vendors on behalf of the Company. All outstanding payments to vendors are recorded within accounts payable in the condensed consolidated balance sheet. Payments made by Atalaya to the vendors are recorded as a decrease in accounts payable and accrued liabilities. Further, Atalaya also made payment to promissory note holder which were recorded as a decrease in Unsecured promissory note.

The Atalaya Note were initially recorded at the fair value of $10,167,194. The Atalaya note was issued at 7.5% discount on principal amounting to $632,596. The change in fair value of $1,732,589 was recorded for the three and nine months ended December 31, 2023 in the Unaudited Condensed Consolidated Statement of Operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

As of December 31, 2023 and March 31, 2023, the principal balance of the Atalaya Note was $8,434,605 (amount received $7,802,009) and $NIL, respectively. As of December 31, 2023 and March 31, 2023, the fair value of the Atalaya Note of $10,167,194 and $NIL, respectively, were recorded on the Condensed Consolidated Balance Sheet. Also refer note 32.

Terms of notes

In December 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with ACM Zoomcar Convert LLC (the “Purchaser” or “Atalaya”) relating to an unsecured convertible note (the ‘Atalaya Note’), obligations under which after the Closing, a Convertible Note for $8,434,605 (the “Original Note Principal Amount”), in connection with certain transaction expenses associated with the Reverse Recapitalization that were incurred but paid at the Closing was issued.

The Atalaya Note is subject to an original issue discount equal to 7.5% of the principal amount of the Note. The Atalaya Note bears an interest of 8%.

Commencing at the end of the month in which Company’s Registration Statement, for registering the shares issued under Reverse Recapitalization, is declared effective, the Purchaser may, in its sole discretion, require the Company to pay the Purchaser, in monthly installments of amounts equal to one-twelfth (1/12) of the Original Note Principal Amount, until the total principal amount of the Note has been paid in full, prior to or on the maturity date or, if earlier, upon acceleration, conversion or prepayment of the Note in accordance with its terms. Such monthly payments shall be made in cash or in shares of Common Stock, subject to certain further conditions set forth in the Atalaya Note. In connection with any monthly payments made in Common Stock, the number of shares required to be delivered by the Company shall be determined by dividing the monthly payment amount by the lower of (i) the Conversion Price or (ii) the Amortization Conversion Price (each as defined below). The Note Purchaser shall also have the right, to convert all or any portion of the Atalaya Note, at the Conversion Price, at the Amortization Conversion Price, up to an amount equal to 25% of the highest trading day value of shares of Common Stock on a daily basis during the 20 trading days preceding the applicable Conversion Date, or a greater amount upon obtaining the Company’s prior written consent.

“Amortization Conversion Price” means the lower of (i) the Conversion Price, and (ii) a 7.5% discount to the lowest VWAP over the 20 trading days immediately preceding the applicable payment date or other date of determination, subject to the terms of the Note. The “Conversion Price” of the Atalaya Note, immediately after the Original Note Issuance Date is $10.00, provided, however, that Conversion Price is subject to adjustment under various circumstances, including in the event of a future issuance of Common Stock at a price that is lower than the then Conversion Price, and other circumstances, subject in all cases to a conversion floor price of $0.25 (the “Conversion Floor”), provided, that if the Conversion Price or the Amortization Conversion Price is lower than the Conversion Floor, the amount due to the holder of the Note upon an applicable Conversion Date shall be made in cash, in lieu of shares, unless otherwise agreed by the Note Purchaser and the Company.

Additionally, 164,000 registered and unrestricted shares of Common Stock were issued and delivered to Midtown Madison Management LLC, the service provider of the Atalaya Note Purchaser. This was recorded at the fair value of the shares issued, with $542,000 recorded under Finance costs in the condensed consolidated statement of operations.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19(a)	Other current liabilities

The components of other current liabilities were as follows:

(In USD)

As at	December 31, 2023	March 31, 2023

Payable to customers	$635,144	$647,283
Statutory dues payable	1,731,891	1,583,639
Capital creditors	32,103	88,484
Employee benefit expenses payable	510,406	379,167
Other liabilities	405,949	219,392
Other current liabilities	3,315,493	2,917,965

19(b)	Other current liabilities towards related parties

(In USD)

As at	December 31, 2023	March 31, 2023

Other liabilities with related parties	$17,997	$15,067
Other current liabilities towards related parties	17,997	15,067

20	Accumulated other comprehensive income/ (loss)

The components of accumulated other comprehensive income/(loss) were as follows:

(In USD)
As at	December 31, 2023	March 31, 2023

Gain on employee benefit
Balance, beginning of period	$115,818	$88,735
(Loss)/gain on employee benefit
- Gratuity
Recognized during the period, net of taxes amounts to $ Nil	(61,594)	45,373
Reclassification to net income: Amortization losses/(gains)	(15,859)	(18,290)
Balance, end of period	38,365	115,818

Foreign currency translation adjustment
Balance, beginning of period	$1,712,181	$680,421
Translation adjustments (gain)/loss recognized during the period, net of taxes amounts to $ Nil	(12,305)	1,031,760
Balance, end of period	1,699,876	1,712,181
Accumulated other comprehensive income	1,738,241	1,827,999

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21	Capital Stock

Common stock capital

On December 28, 2023, the Company consummated a Business Combination which was accounted for as a Reverse Recapitalization (refer to Note 3 for additional information). The Company had 220,000,000 shares of Zoomcar, Inc. Common Stock authorized for issuance prior to the closing of the Reverse Recapitalization. Pursuant to the Company’s restated certificate of incorporation, the Company is authorized to issue 260,000,000 shares of capital stock, consisting of (a) 250,000,000 shares of Common Stock with a par value of $0.0001 per share, and (b) 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

As a result of the Reverse Recapitalization, 16,987,064 shares of Zoomcar, Inc. Common Stock, were converted into shares of the Company’s Common Stock at an Exchange Ratio of 0.0284. The holders of Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval. On all matters to be voted upon, holders of Common Stock and holders of Preferred Stock will vote together as a single class on all matters submitted to the stockholders for their vote or approval.

As on the Closing date, a) 27,327,481 shares were issued at an exchange ratio of 0.0284 in exchange for 16,987,064 shares of common stock and 112,660,583 shares of Preferred Stock of Zoomcar, Inc. Also, 9,192,377 shares of the Company were issued at a conversion ratio of 1:1 in exchange for 9,192,377 shares of the SPAC, b) 1,071,506 common shares were issued to Mohan Ananda against Ananda Note having outstanding principal and interest amount of $10,715,068 c) 1,666,666 new common shares were issued to Mohan Ananda in exchange for cash consideration of $ 5,000,000 and d) 3,617,333 shares of common stock were issued to vendors as compensation for services received by Zoomcar, Inc.

The Original Earnout Terms were modified pursuant to the terms and provisions set forth in the Post-Closing Amendment, effective immediately upon the adoption of the Post- Closing Amendment on December 29, 2023 resulting in distribution of 19,999,407 shares of common stock to the holders of common stock, preferred stock and holders of Senior Subordinated Convertible Promissory Notes of Zoomcar, Inc. as it became distributable to stockholders in accordance with the terms of the Merger Agreement.

The holders of the Common Stock are entitled to receive dividends out of funds legally available therefore at such times and in such amounts as the Board of Directors may determine in its sole discretion. In the event of liquidation, dissolution, distribution of assets or winding up of the Company, whether voluntary or involuntary, after the payment or provision for payment of all debts and liabilities of the Company and any and all preferential amounts to which the holders of the Preferred Stock are entitled with respect to the distribution of the net assets of the Company in liquidation, the holders of Common Stock shall be entitled to share ratably in the remaining net assets of the Company available for distribution.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22 (a) Preferred Stock

A summary of the Zoomcar, Inc. Preferred Stock authorized, issued and outstanding as of the date of the Reverse Recapitalization is as follows:

	As at December 28, 2023
	Authorized shares	Shares issued	Conversion Ratio	Net carrying value	Liquidation preference
Preferred Stock
Series Seed	6,836,726	6,836,726	1.42	1,542,203	1,542,203
Series A	11,379,405	11,379,405	2.00	9,288,872	9,288,872
Series A2	4,536,924	4,536,924	2.25	10,760,224	10,760,224
Series B	18,393,332	18,393,332	2.25	31,416,488	31,416,488
Series C	12,204,208	4,125,666	2.33	10,534,889	10,534,889
Series D	21,786,721	19,016,963	2.31	34,894,262	34,894,262
Series E	32,999,472	29,999,520	16.92	55,260,089	55,260,089
Series E1	32,000,000	5,020,879	23.69	15,277,410	15,277,410
Total preferred stock	140,136,788	99,309,415		168,974,437	168,974,437

Upon the closing of the Reverse Recapitalization, 112,660,583 shares of Zoomcar Inc. Series Seed, A, A2, B, C, D, E, and E-1 Preferred Stock were converted into Common Stock of the Company at the exchange ratio of 0.0284. Shares Authorized and Shares Issued above have been retroactively adjusted to reflect the exchange. As a result of the conversion of the Zoomcar, Inc. convertible Preferred Stock, the Company reclassified the amount of convertible Preferred Stock to additional paid in capital above their par value.

Upon the consummation of the Business Combination by way of a Reverse Recapitalization, the Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $ 0.0001 per share. The Company has no Preferred Stock outstanding as of December 31, 2023.

22 (b) Redeemable non-controlling interests

Series P1 and P2 Preferred stock represents the minority preferred stockholder’s ownership in the Indian subsidiary of the Company which is classified as a redeemable non- controlling interest, because it is redeemable on a deemed liquidation event that is outside of its control. The redeemable non-controlling interest is not accreted to redemption value because it is currently not probable that the non-controlling interest will become redeemable.

The Company do not attribute the pro rata share of the Indian subsidiary’s loss to the redeemable non-controlling interests because these shares are entitled to a liquidation preference and therefore do not participate in losses that would cause their interest to be below the liquidation preference. Upon liquidation, these preferred stocks are entitled to the greater of either (i) the original issue price for such series plus any dividend declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of such series been converted into common stock immediately prior to such liquidation, dissolution, winding up or deemed liquidation event.

There was no further issue of preferred stock in the Indian subsidiary after initial issuance and on the closing of the Reverse Recapitalization, these Redeemable non-controlling interests have been converted into Common Stock of the Company at the Exchange Ratio of 0.0284.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23	Revenue

The components of revenue, net were as follows:

	Three months ended December 31,		Nine months ended December 31,
(In USD)	2023	2022	2023	2022

Income from rentals
Self-drive rentals	$-	$-	$-	$150,606
Revenues from services
Facilitation revenue (net)	2,421,438	2,981,600	7,717,064	6,452,950
Other revenues	-	-	-	74,171
Total	2,421,438	2,981,600	7,717,064	6,677,727

Revenue by geographical location	2023	2022		2023	2022
India	$2,391,332	$2,959,219		$7,615,314	$6,547,377
Egypt	27,868		-	78,259	60,991
Indonesia	2,238	544		5,618	697
Vietnam		21,837		17,873	68,662
	2,421,438	2,981,600		7,717,064	6,677,727

Contract balances

The Company’s contract liabilities for consideration collected prior to satisfying the performance obligations is $802,787 and $786,572 as at December 31, 2023 and March 31, 2023 respectively. The Company has collected $702,889 as advance from customers during the period ended December 31, 2023.

The Company offers loyalty program, Z-Points, that results in the deferral of revenue equivalent to the retail value at the date the points are earned. The Company had accumulated deferred revenue amounting to $99,899 and $260,705 as at December 31, 2023 and March 31, 2023, respectively in relation to Loyalty program.

Revenue recognized during the three months and nine months ended December 31, 2023 which was included in contract liabilities balance at the beginning of the period is $NIL and $360,686 respectively. Revenue recognized during the three months and nine months ended December 31, 2022 which was included in contract liabilities balance at the beginning of the period is $40,519 and $133,011 respectively.

24	Finance costs

The components of finance costs were as follows:

	Three months ended December 31,		Nine months ended December 31,
(In USD)	2023	2022	2023	2022
Finance costs -other than related parties
Interest on vehicle loans	$97,341	$100,486	$288,279	$510,561
Interest on finance leases	152,659	203,115	469,140	637,164
Interest on subcontractor liability	23,435	73,261	70,585	73,261
Change in fair value of preferred stock warrant	5,704,739	210,123	5,284,494	840,490
Change in fair value of convertible promissory note	-	308,832	-	308,832
Discount on issue of unsecured convertible note	632,595	-	632,595	-
Change in fair value of unsecured convertible note	1,732,589	-	1,732,589	-
Change in fair value of derivative financial instrument	-	-	3,465,293	-
Interest on promissory note	-	126,575	-	126,575
Note issue expenses	-	-	1,564,210	-
Bank charges	4,990	32,181	28,920	67,047
Other borrowings cost	44,122	241,872	92,727	298,772
Total	8,392,470	1,296,445	13,628,832	2,862,702

Finance costs -to related parties
Interest on vehicle loans	$12,426	$10,674	$38,203	$79,081
Total	12,426	10,674	38,203	79,081

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

25	Other (income) /expense, net

The components of other income (expense), net were as follows:

	Three months ended December 31,		Nine months ended December 31,
(In USD)	2023	2022	2023	2022
Other (income) /expense, net - other than related parties
Interest income	$(13,412)	$(886)	$(33,799)	$(11,470)
Change in fair value of convertible promissory note	(7,986,326)	-	(6,990,870)	-
Change in fair value of senior subordinated convertible promissory notes	(20,110,058)	-	(3,448,846)	-
Change in fair value of derivative financial instrument	(6,571,082)	-	-	-
Loss/(gain) on sale of assets	1,713	-	85,806	-
Loss/ (gain) on sale of assets held for sale	175,156	78,706	176,541	(1,391,876)
Net losses/(gains) on foreign currency remeasurements	5,188	470,343	18,886	313,236
Loss on assets written off	(364)	-	39,650	-
Payable to customers written back	(762)	(136,012)	(58,265)	(141,514)
Provision written off	384	-	(113,443)	-
Other, net	(3,451)	(21,737)	(53,395)	(48,481)
Total	(34,503,014)	390,414	(10,377,735)	(1,280,105)

Other (income) - from related parties
Interest income	$(5,548)	$(2,393)	$(11,224)	$(12,122)
Total	(5,548)	(2,393)	(11,224)	(12,122)

26	Income taxes

The components of loss before income taxes consist of the following:

	Three months ended December 31,		Nine months ended December 31,
(In USD)	2023	2022	2023	2022

Domestic	$(19,809,584)	$(2,551,738)	$(11,367,084)	$(3,944,747)
Foreign	5,384,145	(6,160,962)	(15,390,894)	(28,229,173)
Income/(Loss) before income taxes	$14,425,439	$(8,712,700)	$(26,757,978)	$(32,173,920)

The Company has computed income tax expense/(benefit) for the three months and nine months ended December 31, 2023 and December 31, 2022 by using a forecasted annual effective tax rate and adjust for any discrete items arising during the period. The Company has recorded $NIL tax expense for all of the periods. Our effective tax rate was 0.00%, 0.00%, 0.00% and 0.00% for the three months and nine months ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended December 31, 2023 and 2022, due to changes in valuation allowance on the deferred tax assets.

The Company files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2022 tax returns.

As at December 31, 2023, tax returns for years ended March 31, 2020 and onward remain subject to examination by tax authorities in India. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.

The	Company has received various orders from Indian tax authorities, for details refer note 34.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

27	Net profit/(loss) per share

The components of basic and diluted profit/(loss) per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
(In USD, except profit/(loss) per share)	2023	2022	2023	2022
Net Profit/(loss) available for common shareholders (A)	$14,425,439	$(8,712,700)	$(26,757,978)	$(32,173,920)
Weighted average outstanding shares of common stock (B)	3,195,381	482,681	1,390,202	482,681
Common stock and common stock equivalents (C)	3,195,381	482,681	1,390,202	482,681
Profit/(Loss) per share
Basic (A/B)	$4.51	$(18.05)	$(19.25)	$(66.66)
Diluted (A/C)	$0.90	$(18.05)	$(19.25)	$(66.66)

Since the Company was in a loss position for the nine months ended December 31, 2023 and December 31, 2022 basic loss per share was same as diluted net loss per share for the periods presented. The following potentially dilutive outstanding securities as of December 31, 2023 and December 31, 2022 were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	Three months ended December 31,		Nine months ended December 31,
As at	2023	2022	2023	2022
Convertible preferred stock	$-	$112,660,326	$-	$112,660,326
Preferred stock warrants	-	36,501,508	-	36,501,508
Stock options	674	8,178,840	224	8,178,840
Public warrants	11,500,000	-	11,500,000	-
Private warrants	1,287,616	-	427,639	-
Unsecured convertible note	69,704	-	23,150	-
Total	12,857,994	157,340,674	11,951,013	157,340,674

28	Employee benefit plans (unfunded)

Employee benefit plans include gratuity and compensated absences payable to employees. These benefit plans consist of a defined benefit plan for gratuity payable by the Indian subsidiary of the Company under Indian regulations. These are determined under the projected unit credit method, with actuarial valuations being carried out at each reporting date. The retirement benefit obligations recognized in the Condensed Consolidated Balance Sheet represent the present value of the defined obligations. Under an employee benefit plan, it is the Company’s obligation to provide agreed benefits to the employees. The related actuarial and investment risks fall on the Company. The summary of current and non-current employee benefit plans obligations along with its components are as below:

Pension and other employee obligations

As at	December 31, 2023	March 31, 2023
Current
Gratuity	$88,040	$70,872
Compensated absences	90,399	75,134
	178,439	146,006
Non current
Gratuity	262,376	215,841
Compensated absences	247,136	222,967
	509,512	438,808

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
I. Gratuity	2023	2022	2023	2022
Changes in projected benefit obligation (PBO)
PBO at the beginning of the year	$347,647	$283,073	$286,713	$341,726
Service cost	20,975	26,445	71,084	77,391
Interest cost	3,748	4,558	13,541	14,427
Actuarial loss/ (gain)	17,989	(11,097)	61,594	(39,247)
Benefits paid	(39,713)	(5,507)	(78,390)	(75,131)
Effect of exchange rate changes	(230)	(5,681)	(4,126)	(27,375)
PBO at the end of the period	350,416	291,791	350,416	291,791

Accrued pension liability
Current liability			$88,040	$82,661
Non-current liability			262,376	209,130
			350,416	291,791

Accumulated benefit obligation			254,630	208,211

	Three months ended December 31,		Nine months ended December 31,
Net gratuity cost recognized in income statement	2023	2022	2023	2022
Service cost	$20,975	$26,445	$71,084	$77,391
Interest cost	3,748	4,558	13,541	14,427
Amortization of net actuarial (gains)/loss	(5,250)	(4,466)	(15,859)	(13,826)
Net periodic benefit cost	19,473	26,537	68,766	77,992

	Three months ended December 31,		Nine months ended December 31,
Re-measurement (gains) / losses in other comprehensive income	2023	2022	2023	2022
Actuarial (gain)/loss	$17,989	$(11,097)	$61,594	$(39,247)
Amortization loss	(5,250)	(4,466)	(15,859)	(13,826)
Total	23,239	(6,631)	77,453	(25,421)

	Three months ended December 31,		Nine months ended December 31,
Components of actuarial gain:	2023	2022	2023	2022
Actuarial (gain)/loss due to demographic assumption changes in defined benefit obligation	$(3,178)	$(6,724)	$(2,430)	$(9,619)
Actuarial (gain)/ loss due to financial assumption changes in defined benefit obligation	5,847	1,651	312	(6,106)
Actuarial (gain)/loss due to experience on defined benefit obligation	15,320	(6,024)	63,712	(23,522)
Total	17,989	(11,097)	61,594	(39,247)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The assumptions used in accounting for the gratuity plan are as follows:

	December 31, 2023	December 31, 2022
Discount rate - staff	7.28%	7.48%
Discount rate - independent service provider*	7.21%	7.15%
Attrition rate - staff	37.96%	35.00%
Attrition rate - independent service provider*	83.44%	92.00%
Rate of increase in compensation levels - staff	12.63%	13.00%
Rate of increase in compensation levels - independent service provider*	11.43%	14.50%

*	Independent service providers are contract employees responsible for maintaining the fleet of the Company.

During the period ended December 31, 2023 and December 31, 2022, actuarial gain was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments as of December 31, 2023 is as follows:

Year ending March 31,
2024 (January 1, 2024 till March 31, 2024)	22,838
2025	81,162
2026	45,550
2027	28,756
2028	21,252
Thereafter	152,981
Total	352,539

II.	Compensated absences

The employees are permitted to encash a maximum of 45 days of accumulated leave balance on separation. The Company has provided liability for compensated absences as per an actuarial valuation carried out by an independent actuary on the Balance Sheet date.

	Three months ended December 31,		Nine months ended December 31,
Net leave encashment cost includes the following components	2023	2022	2023	2022
Service cost	$(6,569)	$47,025	$119,187	$92,161
Interest cost	3,672	2,388	14,084	8,871
Recognized net actuarial (gains)/loss	29,683	(24,945)	(4,857)	50,248
Net periodic benefit cost	26,786	24,468	128,414	151,280

Defined contribution plan

The Indian subsidiary makes provident fund contributions which are defined contribution plans, for qualifying employees. Under the Schemes, the Indian subsidiary is required to contribute a specified percentage of the payroll costs to fund the benefits. The contributions are made to provident fund in accordance with the fund rules. The interest rate payable to the beneficiaries every year is notified by the Government. The amount of contributions made to provident fund is $98,424 and $317,248 for the three months and nine months ended December 31, 2023 respectively and $137,458 and $510,853 for the three months and nine months ended December 31, 2022.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

29	Stock-based compensation expense

In 2012, the Company adopted its 2012 Equity Incentive Plan, under which the Company may grant options and restricted stock to eligible participants. The plan is equity settled. Options are generally granted for a term of ten years. Options have a graded vesting period of up to four years and the expenses are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the awards. The Company settles employee stock-based options with newly issued common stock of the Company. The Company cancelled 14,807,686 options issued and outstanding during the period. The remaining 719,167 fully vested options were assumed by the merged Company on Reverse Recapitalization, and the holders were issued the Company options at the Exchange Ratio. As of the Closing Date of the Reverse Recapitalization, the Company no longer has shares available for issuance under the 2012 Plan.

In December 2023, the stockholders of the Company approved the 2023 Equity Incentive Plan (the “2023 Incentive Plan”) which became effective upon the Closing. The Company has 17,904,823 number of shares authorized for awards of options or other equity instruments.

The following tables summarizes total stock-based compensation expense by function for the three months and nine months ended December 31, 2023 and December 31, 2022:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Cost of revenue	$51,848	$60,783	$134,883	$574,846
Technology and marketing expenses	117,070	93,467	182,017	358,840
General and administrative expenses	1,096,910	338,885	1,566,833	2,198,783
Total stock-based compensation expense	1,265,828	493,135	1,883,733	3,132,468

Income tax benefit related to share-based compensation

The stock-based compensation expense is recorded in the employee benefit cost and apportioned basis respective functions.

The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the weighted average assumptions. No grants were made during the nine months period ended December 31, 2023. The assumptions for nine months ended December 31, 2022 are as follows:

Nine months ended
December 31, 2022
Dividend yield	-
Expected volatility	50.00 - 60.00%
Risk-free interest rate	1.17 - 1.67%
Exercise price	2.20
Expected life (in years)	5.5 - 7
Attrition rate	30.00%

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The movement in number of stock-based options outstanding and their related weighted average exercise price for the 2012 Equity Incentive Plan are as follows:

	Nine months ended December 31,		Nine months ended December 31,
	2023		2022
	No. of options	Weighted average exercise price	No. of options	Weighted average exercise price
Outstanding at the beginning of the year	16,258,113	1.82	16,081,481	1.78
Granted during the nine months	-	-	1,873,500	2.20
Forfeited during the nine months	(730,460)	1.81	(955,712)	1.72
Exercised during the nine months	-	-	-	-
Cancelled during the nine months *	(14,808,486)	-	-	-
Transferred to merged Company *	(719,167)	-	-	-
Outstanding at the end of the period	-	-	16,999,269	1.83

Exercisable at the end of the period	-	-	8,395,132	1.46
Unvested at the end of the period	-	-	8,604,137	2.19

The weighted average grant date fair value of stock options granted during the nine months ended December 31, 2023 and December 31, 2022 were $ NIL and $0.81 per share, respectively.

	December 31,	December 31,
Weighted average remaining life (in years)	2023	2022
As at
Vested options	-	6.69
Unvested options	-	8.76

The expected life of the stock is based on historical data and current expectations and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may also not necessarily be the actual outcome.

The compensation cost of non-vested awards not yet recognized as of December 31, 2023, is $NIL (December 31,2022 : $3,319,980). The weighted average period over which stock-based compensation expenses of non-vested awards not yet recognized is expected to be recognized is 0 years (December 31, 2022 : 1.26 years).

*	During the nine months ended December 31, 2023, in relation to the Reverse Recapitalization transaction, Zoomcar, Inc. has cancelled 14,808,486 outstanding options, the unrecognized cost of $1,265,828 related to the cancelled options was immediately recognized in the unaudited Condensed Consolidated Statement of Operation. Further, the Company has assumed 719,167 options of Zoomcar, Inc. at the Exchange Ratio of 0.0284 resulting in 20,435 options which is outstanding under the 2023 Incentive Plan.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

30	Related Party Transactions

Key managerial personnel (KMP)

Gregory Bradford Moran	Chief Executive Officer & Director
Mohan Ananda	Director

Investor in Indian subsidiary
Mahindra & Mahindra Limited	Investor in Indian subsidiary (Until December 28, 2023)

Enterprises owned or significantly influenced by above Mahindra & Mahindra Financial Services Limited Mahindra First Choice Wheels Limited
Yard Management Services Limited
Ananda Small Business Trust

Related party transactions pertaining to loans, investments, and other current liabilities have been stated on the face of the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations.

The Company had following transactions with related parties:

	Three months ended		Nine months ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest expense
Mahindra & Mahindra Financial Services Limited	$12,427	$10,674	$38,203	$79,081

Interest income
Mahindra & Mahindra Financial Services Limited	5,548	2,393	11,224	12,122

Parking charges
Yard Management Services Limited	241,866	-	241,866	-

Debt - principal repayment
Mahindra & Mahindra Financial Services Limited	66,525	48,608	119,576	206,116

Debt - foreclosure charges
Mahindra & Mahindra Financial Services Limited	-	(16,899)	153	1,090,929

Proceeds from sale of property and equipment
Mahindra First Choice Wheels Ltd	-	(430,884)	-	3,234,501

Legal Fees
Mahindra First Choice Wheels (MH)	-	(74)	-	674

Advance received for sale of property and equipment
Mahindra First Choice Wheels Ltd	-	(124,403)	-	-

Credit notes against sale of property and equipment
Mahindra First Choice Wheels Ltd	-	-	3,144	-

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has the following outstanding balances with related parties:

As at	December 31, 2023	March 31, 2023

Convertible promissory note (non-current and current)
Ananda Small Business Trust	$2,027,840	$10,944,727

Payable to Director
Mohan Ananda	129,935	-

Debt (non-current and current maturities)
Mahindra & Mahindra Financial Services Limited*	922,299	1,054,887

Fixed deposits (including interest accrued)
Mahindra & Mahindra Financial Services Limited*	264,640	262,117

Advance received for sale of property and equipment
Mahindra First Choice Wheels Ltd*	17,997	15,067

Advance to director (net)
Gregory Bradford Moran	46,040	19,682

Accounts Payable
Yard Management Services Limited*	240,410	-
	3,649,161	12,296,480

*	Mahindra & Mahindra Financial Services Limited, Mahindra First Choice Wheels Ltd and Yard Management Services Limited were related parties till December 28, 2023.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

31	Variable Interest Entities

An entity is a VIE if it has any of the following characteristics:

●	The entity does not have enough equity to finance its activities without additional subordinated financial support.

●	The equity holders, as a group, lack the characteristics of a controlling financial interest.

●	The entity is structured with non-substantive voting rights (i.e., an anti-abuse clause).

We consolidate VIEs in which the Company holds a variable interest and are the primary beneficiary. Company is the primary beneficiary because it has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that potentially could be significant to the VIE and the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). As a result, we consolidate the assets and liabilities of these consolidated VIEs.

The VIEs have been incorporated in their respective locations to perform the business of providing mobility solutions to consumers and businesses.

The following table summarizes the assets and liabilities related to the Company’s consolidated VIEs:

	December 31, 2023	March 31, 2023
Assets
Cash and Cash equivalents	$26,159	$50,498
Accounts receivable	9,351	100,691
Other current assets	8,019	14,279
Prepaid expenses	240	4,148
Property and equipment, net	69,108	147,579
Intangible assets, net	4,125	11,900
Long term Investments	4,204	4,347
Receivable from government authorities -non current	14,939	51,838

Liabilities
Accounts payable	$387,805	$417,884
Contract Liabilities	8,267	11,912
Current portion of pension and other employee obligations	2,538	-
Other current liabilities	201,366	370,831
Pension and other employee obligations, less current	3,353	-

Total investment in the VIEs is as follows:

Name of the VIE entity	Place of incorporation	Nature of investment	Investor entity
Zoomcar Egypt Car Rental LLC	Egypt	Debt	Zoomcar Netherlands Holding B.V
Zoomcar Egypt Car Rental LLC	Egypt	Debt	Zoomcar Inc.
Fleet Mobility Philippines Corporation *	Philippines	Debt	Zoomcar Inc.
PT Zoomcar Indonesia Mobility Service ***	Indonesia	Equity	Fleet Holding Pte Ltd
PT Zoomcar Indonesia Mobility Service ***	Indonesia	Debt	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Fleet Holding Pte Ltd
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Equity	Fleet Holding Pte Ltd

These amounts have been eliminated during the process of consolidation.

*	In May 2022, Company had initiated the process of winding-up for Fleet Mobility Philippines Corporation. The assets consolidated for the VIE are not material.
**	In August 2023, Zoomcar Vietnam Mobility LLC has filed for bankruptcy with the local authorities. In accordance with ASC 810-10-15-10, the Company consolidate the VIE as the bankruptcy application is pending with the authorities in Vietnam and unless the application is admitted, the Company holds a variable interest and still is the primary beneficiary. The assets/liabilities consolidated for the VIE are not material.
***	As of March 31, 2022, Fleet Holding Pte Ltd. was consolidated under VIE model as it does not have enough equity to finance its activities to operate the business. During the year ended March 31, 2023, Fleet Holding Pte Ltd. has made equity investment in PT Zoomcar Indonesia Mobility Service, and as a result, the entity has sufficient equity at risk to operate the business. Therefore, PT Zoomcar Indonesia Mobility Service has been consolidated as a voting interest entity as at March 31, 2023 and not as a VIE.

The VIEs included in Condensed Consolidated Financial Statements are separate legal entities and their assets are legally owned by them and are not available to the Company’s creditors or creditors of Company’s other subsidiaries.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nature of, and changes (if any) in, the risks associated with a reporting entity’s involvement with the VIE

In the case of all the entities, the reporting entity is exposed to foreign currency exchange risk of the subsidiaries since the subsidiaries are incorporated in countries other than the country in which the reporting entity has been incorporated.

Further, Zoomcar Netherlands Holding B.V has advanced loan to Zoomcar Egypt Car Rental LLC. Accordingly, Zoomcar Netherlands Holding B.V is exposed to the credit risk of Zoomcar Egypt Car Rental LLC.

32	Financial Instruments - Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability as against assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

The carrying value of financial instruments not carried at fair value by categories are as below:

As at	December 31, 2023	March 31, 2023
Financial assets
Cash and cash equivalents	$6,281,374	$3,853,281
Accounts receivable	290,871	255,175
Receivable from government authorities	4,232,229	4,211,143
Long term investments	319,401	254,032
Other financial assets	965,318	887,440
Total assets	12,089,193	9,461,071
Financial liabilities
Accounts payable	$14,179,685	$6,547,978
Debt	4,418,400	5,509,948
Other financial liabilities	1,516,260	1,349,393
Total liabilities	20,114,345	13,407,319

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$656,885	$-	$656,885	$-
Liabilities:
Preferred stock warrant liability	$-	$-	$-	$-
Convertible promissory note	-	-	-	-
Senior subordinated convertible promissory note	-	-	-	-
Unsecured Convertible Note	10,167,194	-	-	10,167,194

	March 31, 2023
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$923,176	$-	$923,176	$-
Liabilities:
Preferred stock warrant liability	$1,190,691	$-	$-	$1,190,691
Convertible promissory note	10,944,727	-	-	10,944,727
Senior subordinated convertible promissory note	17,422,132	-	-	17,422,132
Derivative financial instrument	14,373,856	-	-	14,373,856

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Level 2: The fair value of Assets held for sale not traded in an active market is determined using the quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly considering all the relevant factors of assets.

The Company’s recurring Level 3 financial instruments within the Company’s fair value hierarchy as of December 31, 2023 consist of Company’s unsecured convertible note and as of March 31, 2023 consist of Company’s convertible promissory note, senior subordinated convertible promissory note, preferred stock warrant liability and derivative financial instrument.

The fair value of the warrant liability is estimated using a Monte Carlo simulation model as the series and number of shares issued upon exercise is contingent upon the outcome of multiple discrete scenarios. The fair value of the underlying shares used within the Monte Carlo simulation model was estimated using an option pricing model to estimate the allocation of value to the various classes of securities of the Company. The significant unobservable inputs into the valuation model include the expected warrant term, the fully diluted stock value, and volatility. A significant increase (decrease) in any of the unobservable inputs in isolation would result in a material increase (decrease) in the Company’s estimate of fair value of the derivative financial instrument.

Warrant

The Company used the following assumptions for the valuation of warrant liability and derivative financial instrument in the model:

Warrant

The Company used the following assumptions for the valuation of warrant liability and derivative financial instrument in the model:

	December 28, 2023	March 31, 2023

Remaining term (years)	5.0	5.2
Volatility1	55%	53%
Risk-free rate2	3.80%	3.60%
Estimated exercise price	$3.0	$0.23-5
Fair value per share	$3.7	$10.7

1.	Expected volatility is based upon the historical volatility of a peer group of publicly traded companies.
2.	The risk-free rate for the expected term of the warrant is based on U.S. Treasury constant maturities yield at measurement date.

Unsecured convertible notes

The Company measures its notes at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of unsecured convertible note related to updated assumptions and estimates were recognized as change in fair value of unsecured convertible note within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company used the following assumptions in the model for the valuation of the Atalaya note issued on December 28, 2023:

Unsecured convertible note

Remaining term (years)	5.00
Volatility[1]	35% - 45%
Risk-free rate[2]	4.6% - 5.2%
Conversion price	$10.00
Fair value per share	$3.70

1.	Expected volatility is based upon the historical volatility of a peer group of publicly traded companies.
2.	The risk-free rate for the expected term of the warrant is based on U.S. Treasury constant maturities yield at measurement date.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The changes in the fair value are summarized below:

	Preferred stock warrant liability	Convertible promissory note	Senior subordinated convertible promissory note	Unsecured convertible note	Derivative financial instrument
Balance as of April 01, 2022	$1,610,938	$-	$-	$-	$-
Change in fair value of convertible preferred stock warrant	-
Balance as of June 30, 2022	1,610,938	-	-	-	-
Change in fair value of convertible preferred stock warrant	630,366	-	-	-	-
Balance as of September 30, 2022	2,241,304	-	-	-	-
Change in fair value of convertible preferred stock warrant	210,124	-	-	-	-
Issue of convertible promissory note	-	10,000,000
Change in fair value of convertible promissory note	-	308,832
Balance as of December 31, 2022	2,451,428	10,308,832	-	-	-

Balance as of April 01, 2023	1,190,691	10,944,727	17,422,132	-	14,373,856
Issue of senior subordinated convertible promissory note and warrants	-	-	8,655,330	-	-
Change in fair value of convertible preferred stock warrant	(245,143)	-	-	-	-
Change in fair value of convertible promissory note	-	420,022	-	-	-
Change in fair value of SSCPN	-	-	10,519,247	-	-
Note issue expenses			-	-	-
Change in fair value of derivative financial instrument	-	-	-	-	9,222,809
Balance as of June 30, 2023	945,548	11,364,749	36,596,709	-	23,596,665
Issue of senior subordinated convertible promissory note and warrants	-	-	4,519,696	-	-
Change in fair value of convertible preferred stock warrant	(175,102)	-	-	-	-
Change in fair value of convertible promissory note	-	575,434	-	-	-
Change in fair value of SSCPN	-	-	6,141,965	-	-
Note issue expenses	-	-	-	-	-
Change in fair value of derivative financial instrument	-	-	-	-	813,566
Balance as of September 30, 2023	770,446	11,940,183	47,258,370	-	24,410,231
Issue of unsecured convertible note at discount	-	-	-	8,434,605	-
Issue of senior subordinated convertible promissory note and warrants	-	-	(20,110,058)	-	-
Change in fair value of convertible preferred stock warrant	5,704,739	-	-	-	-
Change in fair value of convertible promissory note	-	(7,986,326)	-	-	-
Change in fair value of derivative financial instrument	-	-	-	-	(6,571,082)
Conversion to Common Stock	-	(3,953,857)	(27,148,312)	-	-
Reclassification on conversion of preferred stock warrants and derivative financial instruments of Zoomcar, Inc. to common stock warrants of the Company	(6,475,185)	-	-	-	(17,839,149)
Change in fair value of unsecured convertible note	-	-	-	1,732,589	-
Balance as of December 31, 2023	-	-	-	10,167,194	-

During the three and nine months ended December 31, 2022 and December 31, 2023, there were no non-recurring fair value measure of assets or liabilities subsequent to initial recognition.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

33	Derivative financial instrument

The warrants are subject to equity price risk since the underlying for the instrument is the Company’s common stock price.

The fair value of derivative liabilities as on December 31, 2023 and March 31, 2023 are as follows:

	December 31, 2023		March 31, 2023
As at	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815-20
Warrants issued against SSCPN		$-	Derivative financial instrument	$11,978,213
Warrants issued to Placement agent		-		2,395,643
Total		$-		$14,373,856

The changes in fair value of warrants are being recognized under ‘Change in fair value of derivative financial instrument’ within the Condensed Consolidated Statement of Operations. See Note 32, Fair value measurements. The Company classifies cash flows related to derivative liabilities as financing activities in the Condensed Consolidated Statement of Cash Flows. On the close date of Reverse Recapitalization, these Warrants were reclassified to equity-classified common stock warrants (Refer note 16).

34	Commitments and contingencies

Contingencies

(A)  Claims filed against the Company by customers and third-parties not acknowledged as liability amounted to $4,562,885 and $4,639,473 as at December 31, 2023 and March 31, 2023, respectively. These claims have been made for personal injuries (customer and/or third parties) and amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip. The Company has procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from these claims will be covered by the insurance. While uncertainties are inherent in the final outcome of these matters, the Company believes, that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B) The Company has received various orders from time to time from Indian indirect tax authorities.

The Company has received an order disallowing input credit taken on certain vehicles purchased for the period from July 2017 to July 2019 amounting to $434,989 (March 31, 2023: $440,703).

The Company received a show cause notice for service tax liability on booking fees and penalty charges collected for the period October 2014 to July 2017 amounting to $4,446,347 (March 31, 2023: $4,504,751).

The Company has filed an appeal against the above orders before higher authority.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has received a demand notice for $34,182 from Indian indirect tax authorities for the period April 2017 to September 2017 due to disallowance input tax credit.

The Company has received a show cause notice from Indian indirect tax authorities disputing the goods and service tax input availed and the rate of input availed amounting to $444,637 (March 31, 2023: $450,477).

The Company has filed submissions and is awaiting further communication on the matter.

Based on the submissions provided to the authorities and documents available no outflow is expected. Hence the Company has not created any provision as of December 31, 2023 and March 31, 2023 for the above matters.

(C)  As of December 31, 2023, there are 9,341 bookings in progress. The Company bears the risk of loss or damage to the host vehicle with respect to such bookings. The Company makes certain assumptions based on currently available information to estimate the trip protection reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open and the results of any related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous projections. Trip protection reserves are continually reviewed and adjusted as necessary as experience develops or new information becomes known. However, the final results may differ materially from the Company’s estimates, which could result in losses over the Company’s reserved amounts. The Company has determined the trip protection reserves for such risk of loss to be immaterial for the purpose of this Condensed Consolidated Financial Statements.

(D) In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and IOAC challenging his termination, claiming damages and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and IOAC from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that IOAC be deleted from the array of parties in the suit, inter alia since (i) IOAC is neither a necessary nor a proper party to the suit; (ii) no reliefs have been sought by the former employee from IOAC; and (iii) there is no cause of action against IOAC. The matter is presently being heard on the issue of deletion. There can be no assurance that Zoomcar India and Zoomcar, Inc. will be successful in their efforts to have the matter vacated or IOAC deleted from the parties, and such efforts may be time-consuming, costly and may have reputational and other negative effects on the Company.

35	Subsequent events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

(A)	On January 30, 2024, the Company received a statement of arbitration claims involving warrant holders seeking damages of at least $10,000,000 purportedly arising from the alleged breaches of certain agreements between the Company and warrant holders. Additionally, the Claim requests additional amounts for attorneys’ fees and costs, as well as an order of rescission regarding the issuance of certain allegedly wrongfully dilutive shares of the company’s stock issued in connection with the business combination or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Zoomcar common stock to the warrant holders. The Court denied the temporary injunctive relief and has scheduled a hearing on the order to show cause for February 21, 2024. Zoomcar is examining its legal options with respect to the Claim and the Court action. The Company believes that the claims are baseless and there was no breach of the agreements as alleged.

The outcome of these legal proceedings cannot be determined at this time, and there can be no assurance as to the ultimate resolution of these matters or the potential impact on the Company’s financial position, results of operations, or cash flows. The Company will continue to monitor these proceedings closely and provide updates as necessary in future financial disclosures.

(B)	On February1, 2024, the Company entered into an agreement (the “Lock-Up Release Agreement”) with two of the former members of the Sponsor, ASJC Global LLC – Series 24 (“ASJC”) and Cohen Sponsor LLC – A24 RS, pursuant to which the Company agreed to waive the lock-up restrictions provided for in the Letter Agreement with respect to the Lock-Up Release Parties for a period of 120 days (the “Lock-Up Release Period”) in exchange for a cash fee to be paid by the Lock-Up Release Parties to the Company. No funds have been raised to date under this agreement.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the “Business” section and our unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2023 and 2022, and our audited balance sheets as of March 31, 2023 and unaudited balance Sheet as of December 31, 2023, and other information included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this prospectus. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Zoomcar,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination, the business and operations of Zoomcar Holdings, Inc. and its consolidated subsidiaries, and (ii) prior to the Business Combination, Zoomcar, Inc. (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.

Overview

During our fiscal year ended March 31, 2022, Zoomcar’s business model shifted from a prior business model, in which we owned and leased vehicles to our customers, to our current online peer-to-peer car sharing platform which connects Hosts with Guests. Although our platform technology was already under development for several years prior to this transition and we began on-boarding Hosts to our platform before the transition was complete, until our business model changed, most of our revenue was derived from what we refer to as “short-term car rentals” and “vehicle subscriptions,” whereas, beginning in December 2021, a shift in our revenue recognition model occurred in connection with which “facilitation revenues” generated from bookings on our marketplace platform began to represent an increasing proportion of our total revenues.

Standard Booking Flow

We operate a peer-to-peer car sharing platform in emerging markets across three countries and generate revenues from bookings by Guests of vehicles listed on our platform by Hosts. Zoomcar receives a portion of the associated booking fee charged to the Guest (less any credits or discounts applied), as well as platform fees charged to Guests and Hosts and trip protection fees (which we refer to as “value-added fees”) charged to Guests. As further described below, other fees charged to Guests, such as fuel charges, are paid fully to Hosts, who also receive a revenue share equal to approximately 60% of booking fees and between 0% and 40% of certain other charges. We use our customized algorithm to price trips dynamically on the platform, leveraging our data from the millions of miles driven on our platform to intelligently price the risks of trips and the market, incorporating information about Guests informed by data we collect and Zoomcar management’s professional experience. While Hosts can opt to offer bookings at prices that are different from those the platform generates as recommendations, most Hosts tend to select the algorithmically derived pricing for their bookings. The functionality enabled by our customized pricing tools is reflected in both Guest booking fees and in the trip protection or “value-added fees” charged to Guests, who are presented with three algorithmically derived damage protection pricing options from which to choose. The revenue- generating components of a trip booked on our peer-to-peer car sharing platform include:

●	Charges to Guests: For each booking on our platform, the aggregate amount we charge the Guest consists of the upfront booking fee, value-added fees, the Guest platform fees, and certain other charges (e.g., late fees, trip extension fees, etc.). We refer to these fees collectively as the “gross booking value.” The booking fee and trip protection fees are determined algorithmically by our system at the time of booking inception, while other fees may be charged during or after the trip, depending on events arising during the trip.

●	Charges to Hosts: For each booking on our platform, we charge a “revenue share” to the Host based on a percentage of the booking fee plus other fees that are transferable to the Host. The average revenue share that Zoomcar receives from a booking on our platform is approximately 40%, with the Host retaining the remaining 60%. A typical trip on our platform may also involve reimbursements to the Host for incidental charges such as low fuel, which are charged directly to the Guest. We also provide Hosts incentives related to specific factors such as bookings served and minimum host ratings. We charge Hosts minimum marketplace fees to offset the costs of installed devices.

Key Business Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies that may calculate similarly titled metrics in a different way.

	Three months ended December 31,		Nine months ended December 31,
	2022	2023	2022	2023
Booking Days	206,181	163,864	639,685	510,024
Gross Booking Value (USD Mn)	$8,250,096	$6,530,769	$25,970,785	$20,539,100

Booking Days

We define “Booking Days” as total days (24 hours measured in minutes) that a vehicle is booked by Guests on our platform in a given period, for trips ended, net of total days relating to cancelled bookings in that period. We believe Booking Days is a key business metric to help investors and others understand and evaluate our results of operations in the same manner as our management team, as it represents a standardized unit of transaction volume on our platform in any given time period.

(1)	Refers to calendar quarters (i.e., Q3-20 = June 30 to September 30, 2020).

For the nine months ended December 31, 2023, Booking Days on the platform totaled approximately 513,000, compared to approximately 640,000 during the nine months ended December 31, 2022. This decline was a reflection of significantly higher demand for bookings on our platform during the nine months ended December 31, 2022, as we continued to increase our available vehicle supply after transitioning to our peer-to-peer sharing model in the prior year. During the nine months ended December 31, 2023 we took several measures to improve our unit profitability at the expense of focusing on booking growth, which resulted in the lower sequential growth trend observed.

For the three months ended December 31, 2023, Booking Days on the platform totaled approximately 164,000, compared to approximately 206,000 during the three months ended December 31, 2022. This was also a result of measures taken to improve our unit profitability at the expense of focusing on booking growth. Our growth in Booking Days in the three months ended December 31, 2023 was muted due to lower average booking durations as we failed to convert higher duration bookings at the rates that we had planned for.

Gross Booking Value

We define Gross Booking Value, or GBV, as the total dollar value of Booking Days booked on our platform, including upfront booking fee (less discounts and credits), value-added fees (i.e., trip protection fees), Guest and Host platform fees, and other charges. GBV includes applicable pass-through taxes and other fees required to be remitted to local authorities, which are excluded from net revenue. GBV is driven by the number of Booking Days and related trip pricing. Revenue from bookings is recognized ratably over the duration of the trip; accordingly, we consider GBV a “leading indicator” of revenue.

(1)	Refers to calendar quarters (i.e., Q3-20 = June 30 to September 30, 2020).

(2)	Booking Days and GBV for bookings ended, excludes cancelled bookings.

The trend in GBV reflects the trend in Booking Days observed above. For the nine months ended December 31, 2023, Gross Booking Value on the platform totaled approximately $20.54 million, compared to approximately $25.97 million during the nine months ended December 31, 2022. This decline was a reflection of significantly higher demand for bookings on our platform during the nine months ended December 31, 2022, as we continued to increase our available vehicle supply after transitioning to our peer-to-peer sharing model in the prior year. During the nine months ended December 31, 2023 we took several measures to improve our unit profitability at the expense of focusing on booking growth, which resulted in the lower sequential growth trend in Booking Days, and GBV observed.

For the three months ended December 31, 2023, GBV on the platform totaled approximately $6.53 million, compared to approximately $8.25 million during the three months ended December 31, 2022. This was also a result of the lower than expected growth in Booking Days as explained above, partly driven by measures taken to improve our unit profitability at the expense of focusing on booking growth.

Components of results of operations

Net revenue

During the fiscal year ended March 31, 2022, we began offering a peer-to-peer car sharing platform, which enables Hosts to connect with Guests. We act as an agent under this model and thus, our primary revenue source is from recording revenue from services (on a net basis) for those trips fulfilled by Host vehicles. Prior to August 2021, vehicles available on our platform consisted solely of company-owned or leased vehicles that we offered for short-term rental or longer-term subscription.

Our revenue for the three and nine months ended December 31, 2023 consists of only revenue from services, while revenue for the nine months ended December 31, 2022 also includes $0.22 million of revenue from short-term (self-owned) vehicle rentals and vehicle subscriptions in addition to facilitation revenue.

Revenue from Services

Support and facilitation services include assistance with execution of a lease agreement, payment facilitation, vehicle delivery, on-road assistance, prospective renter diligence and vehicle usage/location tracking (in cases of loss or theft).

Revenue from services consists of our share of GBV. The fees that are components of GBV are charged as a percentage of the value of certain components of the gross booking value, excluding taxes. Our revenue from services consists of our share of the service fees charged to the Hosts, net of incentives and refunds. We collect these fees from the Guest and share a portion of the booking fee, all late fees and trip extension with the Host. On a daily basis we, or our third-party payment processors, disburse a portion of the GBV to the Host, less the fees due from the Host to us. The amounts charged for the booking fee vary based on factors such as the vehicle type, the day of the week, time of the trip, and the duration of the trip. Revenue is recognized ratably over the trip period as we satisfy our performance obligations.

We also require our Guests to choose one of two trip protection options. A per-trip amount (included in the booking fee) is charged for trip protection, which is collected upon the booking. We recognize revenue from trip protection charges over the trip completion period.

Recorded revenue from services is reduced by the portion of those incentives and credits paid to our Hosts and Guests that cannot be directly attributable to distinct services performed by the Hosts and Guests. These incentives are treated as contra-revenue and reduce our net Revenue recorded in each period. Those incentive costs that can be attributed to a distinct service (e.g. referral bonuses) are included in sales and marketing expense.

Short-Term Rentals and Vehicle Subscriptions

Prior to August 2021, vehicles available on our platform consisted solely of company-owned or leased vehicles that we offered for short-term rental or longer-term subscription. Such vehicles were available for short-term rental or for “subscription” over longer periods, from one to 24 months, in a transaction resembling a lease. The subscription amount for each month was fixed based on number of months and vehicle type subscribed. The subscription model permitted subscribers to list back the vehicle on our platform, upon which we would offer the vehicle for short-term rental and share the resulting revenue with the subscriber.

Others

We exclude from revenue taxes assessed by governmental authorities that are imposed on specific revenue- producing transactions and collected from customers/subscribers.

Cost of Revenue

Cost of revenue primarily consists of, (1) personnel-related compensation costs of local operations teams and teams that provide phone, email and chat support to users, (2) repair and maintenance expenses of vehicles, (3) vehicle site rental costs, (4) vehicle and device depreciation, (5) power and fuel charges, (6) software support and maintenance, and (7) other direct expenses. We expect that cost of revenue will continue to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on the platform. However, cost of revenue may vary as a percentage of revenue from period to period based on activity on the platform.

Technology and Development

Technology and development expense primarily consists of personnel-related compensation expenses for technology, product, and engineering teams, as well as expenses associated with our information technology and data science platforms. We expect that our technology and development expense will stay broadly flat on an absolute dollar basis, but vary from period to period as a percentage of net revenue for the foreseeable future as we continue to invest in focused technology and development activities relating to ongoing improvements to and maintenance of our platform..

Sales and Marketing

Sales and marketing expense primarily consist of online marketing expenses, marketing promotion expense, marketing partnerships with third parties, sales and marketing personnel compensation expenses and certain incentives and referral bonuses paid to Hosts (reflecting the portion of incentive costs not adjusted against net revenue). Sales and marketing expenses also include allocated overhead. We expect that our sales and marketing expenses will vary from period to period as a percentage of net revenue for the foreseeable future.

General and Administrative

General and administrative expense primarily consists of personnel-related expenses for executive management and administrative functions, including finance and accounting, legal, and human resources. General and administrative expenses also include certain travel expenses, professional service fees, including legal expenses, rent expenses, office expenses, repairs and maintenance and other expenses. We expect to incur additional general and administrative expense as a result of operating as a public company, including expenses to comply with SEC and Nasdaq listing rules and regulations, as well as increased expenses for corporate insurance, director and officer insurance, investor relations and professional services costs. We expect general and administrative expenses to increase on an absolute dollar basis but vary as a percentage of net revenue from period to period for the foreseeable future.

Finance Costs

Finance costs consist primarily of interest on vehicle loans and finance leases, note issue expenses and other borrowing costs. Costs recognized on account of fair valuation of senior subordinated convertible promissory notes and associated warrant instruments are included. In addition, it also includes cost on account of fair value of convertible note and interest on convertible note issued to Ananda small business trust in October 2022.

Other Income and (Expense), Net

Other income and (expense), net consists primarily of change in fair value of senior secured convertible promissory notes and convertible promissory notes, change in fair value of derivative financial instrument, interest income (expense), gain (loss) on sale of assets & assets held for sale, gain/(loss) on foreign currency transactions and balances, provisions written back, payable to customers written back and other expenses.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net revenue	$2,421,438	$2,981,600	$7,717,064	$6,677,727
Costs and expenses
Cost of revenue	2,093,057	3,318,466	8,441,525	17,376,553
Technology and development	1,261,101	1,550,009	3,507,839	3,943,400
Sales and marketing	962,652	1,401,156	4,822,646	5,882,713
General and administrative	9,782,855	3,729,529	14,424,956	9,999,425
Total costs and expenses	14,099,665	9,999,160	31,196,966	37,202,091
Income / (Loss) from operations	(11,678,227)	(7,017,560)	(23,479,902)	(30,524,364)
Finance costs	8,392,570	1,296,445	13,628,832	2,862,702
Finance costs to related parties	12,426	10,674	38,203	79,081
Other income, net	(34,503,014)	390,414	(10,377,735)	(1,280,105)
Other income from related parties	(5,548)	(2,393)	(11,224)	(12,122)
Income / (Loss) before provision for income taxes	14,425,439	(8,712,700)	(26,757,978)	(32,173,920)
Provision for income taxes	-	-	-	-
Net Income / (Loss)	14,425,439	(8,712,700)	(26,757,978)	(32,173,920)

The following table sets forth our results of operations as a percentage of net revenue:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue	86%	111%	109%	260%
Technology and development	52%	52%	45%	59%
Sales and marketing	40%	47%	62%	88%
General and administrative	404%	125%	187%	150%
Total costs and expenses	582%	335%	404%	557%
(Loss) income from operations	-482%	-235%	-304%	-457%
Finance costs	347%	43%	177%	43%
Finance costs to related parties	1%	0%	0%	1%
Other income, net	-1425%	13%	-134%	-19%
Other income from related parties	0%	0%	0%	0%
(Loss) income before provision for income taxes	596%	-292%	-347%	-482%
Provision for income taxes	0%	0%	0%	0%
Net (loss) income	596%	-292%	-347%	-482%

Net Revenue

	Three months ended December 31,		%	Nine months ended December 31,		%
	2023	2022	Change	2023	2022	Change
Income from rentals	-	-		-	150,606	-
Revenues from services	2,421,438	2,981,600	-19%	7,717,064	6,452,950	20%
Other revenues	-	-		-	74,171	-
Net Revenue	2,421,438	2,981,600	-19%	7,717,064	6,677,727	16%

Our total net revenue for the three months ended December 31, 2023 and the three months ended December 31, 2022 was $2.42 million and $2.98 million, respectively, representing a decrease of $0.56 million, or 19%. The decline in net revenue was in line with the reduction in Booking Days and GBV of 21% in the three months ended December 31, 2023 versus the three months ended December 31, 2022.

Our total net revenue for the nine months ended December 31, 2023 and the nine months ended December 31, 2022 was $7.72 million and $6.68 million, respectively, representing an increase of $1.04 million, or 16%. Total Booking Days and GBV declined 20% and 21%, respectively, in the nine months ended December 31, 2023 versus the nine months ended December 31, 2022. However, our GAAP net revenue increased 16% in the same period as the total incentive payments treated as contra-revenue in the nine months ended December 31, 2022 was $3.42 million versus $0.84 million in the nine months ended December 31, 2023.

During the three and nine months ended December 31, 2023 we took several measures to improve our unit profitability at the expense of focusing on booking growth, which resulted in lower Booking Days and GBV in both the three and nine month periods ended December 31, 2023 versus the three and nine month periods ended December 31, 2022.

Costs and Expenses

Cost of Revenue

	Three months ended December 31,		%	Nine months ended December 31,		%
	2023	2022	Change	2023	2022	Change
Cost of revenue	2,093,057	3,318,466	-37%	8,441,525	17,376,553	-51%

Cost of revenue was $2.09 million during the three months ended December 31, 2023, as compared to $3.32 million during the three months ended December 31, 2022, a decrease of $1.23 million, or 37%. This decrease was driven by overall company-wide efforts to drive greater operational and service delivery efficiency, specifically $0.40 million reduction in uncollected customer charges, including toll and fuel charge fees (which we eliminated in the most recent quarter), $0.29 million reduction in personnel costs (driven by headcount reductions in India, Egypt and the closure of Vietnam), $0.27 million reduction in rent charges due to the closure of parking lots and city offices. Other cost savings related to call center cost reductions ($0.09 million), elimination of home delivery charges ($0.08 million) and reduction in ground support staff ($0.07 million). The above decrease was offset by increases in repair and maintenance costs ($0.13 million), power and fuel charges ($0.15 million) and vehicle depreciation charges ($0.11 million).

Cost of revenue was $8.44 million during the nine months ended December 31, 2023, as compared to $17.38 million during nine months ended December 31, 2022, a decrease of $8.94 million, or 51%. This decrease was driven by overall company-wide efforts to drive greater operational and service delivery efficiency beginning in January 2023. Key drivers of the cost savings include a $3.11 million reduction in personnel costs (driven by headcount reductions in India, Egypt and the closure of Vietnam as well as a $0.44 million ESOP related charge in the nine months ended December 31, 2022), $1.24 million of reduced uncollected customer charges driven by policy changes, $0.96 million of cost rationalization for call centers. Repair and maintenance charges reduced by $0.81 million during the nine months ended December 31, 2023 due to efficiencies with garages as well as lower booking volumes. Policy changes to eliminate fuel and toll charge reimbursements for both Host and Guests resulted in cost savings of $0.76 million for fuel and $0.64 million for toll charges in the nine months ended December 31, 2023 versus the nine months ended December 31, 2022. We further implemented savings of $0.41 million for rent charges due to the closure of parking lots and city offices, $0.26 million by discontinuing home delivery services and $0.13 million of travel costs in the nine months ended December 31, 2023 versus the nine months ended December 31, 2022. Cost savings across our international markets contributed $0.50 million in savings related to ground staff costs, and $0.29 million lower call center costs in the nine months ended December 31, 2023 versus the nine months ended December 31, 2022. The above decrease was offset by an increase in vehicle depreciation charges of $0.33 million due to a reduction in assumed depreciable lives of certain older devices.

Technology and Development

	Three months ended December 31,		%	Nine months ended December 31,		%
	2023	2022	Change	2023	2022	Change
Technology and development	1,261,101	1,550,009	-19%	3,507,839	3,943,400	-11%

Technology and development expenses totaled $1.26 million during the three months ended December 31, 2023, as compared to $1.55 million during the three months ended December 31, 2022, a decrease of $0.29 million, or 19%. This decrease was driven by employee benefit costs reductions of $0.17 million (including $0.10 million of ESOP charges in the three months ended December 31, 2022), and a further reduction of $0.12 million in IT platforms support costs driven by technology vendor rationalization efforts.

Technology and development expenses totaled $3.51 million during the nine months ended December 31, 2023, as compared to $3.94 million during the nine months ended December 31, 2022, a decrease of $0.44 million, or 11%. This decrease was driven by employee benefit costs reductions of $0.22 million (including $0.12 million of ESOP charges in the nine months ended December 31, 2022), and a further reduction of $0.22 million in IT platforms support costs driven by technology vendor rationalization efforts.

Sales and Marketing

	Three months ended December 31,		%	Nine months ended December 31,		%
	2023	2022	Change	2023	2022	Change
Sales and marketing	962,652	1,401,156	-31%	4,822,646	5,882,713	-18%

Sales and marketing expense totaled $0.96 million during the three months ended December 31, 2023, as compared to $1.40 million during the three months ended December 31, 2022, a decrease of $0.44 million, or 31%, primarily driven by significantly lower incentive costs and referral bonuses (portion reflected in sales and marketing expenses) which were substantially reduced in the most recent period as part of our overall focus on unit level profitability.

Sales and marketing expense expenses totaled $4.82 million during the nine months ended December 31, 2023, as compared to $5.88 million during the nine months ended December 31, 2022, a decrease of $1.06 million, or 18%, primarily driven by a $1.30 million reduction in Host incentives (portion reflected in sales and marketing expenses), $0.67 million reduction in performance marketing expenses, and $ 0.43 million reduction in referral bonuses in the nine months ended December 31, 2023 as compared to the prior period. Personnel related costs decreased by $0.35 million due to reductions in headcount. The cost reductions above were partially offset by an increase of brand marketing expenditures by $1.69 million (centered on the Indian Premier League season during the April to June 2023 time period), which impacted the nine months ended December 31, 2023 versus nine months ended December 31, 2022.

General and Administrative

	Three months ended December 31,			Nine months ended December 31,
	2023	2022	% Change	2023	2022	% Change
General and administrative	9,782,855	3,729,529	162%	14,424,956	9,999,425	44%

General and administrative expenses were $9.78 million during the three months ended December 31, 2023, as compared to $3.73 million during the three months ended December 31, 2022, an increase of $6.05 million, or 162%. The increase in the three months ended December 31, 2023 is driven by deSPAC related transaction fees (e.g. legal, advisory incurred at close) of $6.14 million versus $1.07 million in deSPAC transaction expenses reflected in the three months ended December 31, 2022. In addition, we incurred $1.10 million of ESOP related charges due to the one-time cancellation of a portion of our outstanding ESOPs just prior to the deSPAC in the three months ended December 31, 2023, as well as an increased in personnel costs of $0.25 million related to executive and support functions. We also incurred $0.24 million of charges related to a provision for parking charges related to a parking vendor (for legacy assets) in the three months ended December 31, 2023.

General and administrative expenses were $14.42 million during the nine months ended December 31, 2023, as compared to $10.00 million during the nine months ended December 31, 2022, an increase of $4.42 million, or 44%. The increase in the nine months ended December 31, 2023 was driven by deSPAC related transaction fees (e.g. legal, advisory incurred at close) of $7.06 million versus $1.12 million in deSPAC transaction expenses reflected in the nine months ended December 31, 2022. Excluding professional fees paid in both periods, overall G&A expense declined by $1.09 million during the nine months ended December 31, 2023 versus the nine months ended December 31, 2023. Personnel costs reduced by $0.23 million due to headcount reductions in support and executive functions. Amortization and depreciation charges also declined by $0.18 million in the nine months ended December 31, 2023 due to the end of the depreciable lives of certain furniture and fixtures. In the nine months ended December 31, 2023 we recorded $0.63 million lower ESOP related costs in G&A versus the nine months ended December 31, 2022.

Finance Costs

	Three months ended December 31,		%	Nine months ended December 31,		%
	2023	2022	Change	2023	2022	Change
Finance costs	8,392,470	1,296,445	547%	13,628,832	2,862,702	376%
Finance costs to related parties	12,426	10,674	16%	38,203	79,081	-52%

Finance costs were $8.39 million during the three months ended December 31, 2023, as compared to $1.30 million during the three months ended December 31, 2022, an increase of $7.10 million, or 547% primarily due to increases in non-cash charges of $5.49 million and $2.37 million on account of fair value of preferred stock warrant and discount on issue and change in fair value of unsecured convertible note, respectively, elimination of cost of $0.31 million and $0.13 million on account fair value of convertible promissory note and interest on promissory note which was recorded in the prior period, respectively. Finance cost further reduced by $0.20 million in the three months ended December 31, 2023 on account of reductions in other borrowing costs comprising mainly of reduced interest on certain vendor payables and reduced restructuring costs as compared to the prior period.

Finance costs were $13.63 million during the nine months ended December 31, 2023, as compared to $2.86 million during the nine months ended December 31, 2022, an increase of $10.77 million, or 376% primarily due to higher non-cash charges due to a change in fair value of preferred stock warrant of $4.44 million, discount on issuance and change in fair value of unsecured convertible note of $2.37 million, and note issuance related expenses of $1.56 million. These charges are all non-cash charges. There were no such costs recorded in the prior period. These costs were slightly offset by elimination of cost on account of fair valuation of convertible promissory note and reduction in interest on vehicle loans, interest on finance leases, other borrowing cost (comprising of interest on MSME vendors payable and debt restructuring expenses) and bank charges by an amount of $0.31 million, $0.22 million, $0.17 million, $0.21 million and $ 0.04 million respectively.

Other (income) and expense, net

	Three months ended December 31,		%	Nine months ended December 31,		%
	2023	2022	Change	2023	2022	Change
Other (income), net	(34,503,014)	390,414	-8938%	(10,377,735)	(1,280,105)	711%
Other (income) from related parties	(5,548)	(2,393)	132%	(11,224)	(12,122)	-7%

Other income increased to $34.50 million for the three months ended December 31, 2023, as compared to other expense of $0.39 million the three months ended December 31, 2022, primarily due to $28.01 million of non-cash gains related to the revaluation of our convertible promissory notes and senior secured convertible promissory notes that converted to equity concurrently with the deSPAC in December 2023, plus $6.57 million of non-cash income related to a change in fair value of derivative financial instruments recorded in the three months ended December 31, 2023. All these revaluation gains are related to the Reverse Recapitalization transaction in December 2023. These gains were offset by $0.47 million of foreign currency remeasurement expenses, and $0.14 million of gains from payable writebacks both recorded in the three months ended December 31, 2022 that were not repeated in the three months ended December 31, 2023.

Other income was $10.38 million in the nine months ended December 31, 2023 versus other income of $1.28 million in the nine months ended December 31, 2022, an increase of $9.10 million or 711%. This increase is primarily due to $28.01 million of non-cash gains related to the revaluation of our convertible promissory notes and senior secured convertible promissory notes that converted to equity concurrently with the deSPAC in December 2023, which offset fair valuation losses that had previously been booked on these instruments, resulting in a net gain of $10.44 million recorded in the nine months ended December 31, 2023. In addition, during the nine months ending December 31, 2023 we recorded an impairment charge of $0.17 million related to sale of assets held for sale versus a gain on sale of $1.39 million recorded in the prior period. There was a reduction in foreign currency remeasurement expense of $0.29 million in the current nine months ending December 31, 2023 versus the nine months ended December 31, 2022 as well as income of $0.11 million related to write offs of prior provisions recorded in the nine months ending December 31, 2023.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measures help us to evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We use the following non-GAAP financial measures, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes.

We believe that these non-GAAP financial measures, when taken collectively, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results. The non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered as a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP financial measures used by other companies. Because of these limitations, we consider, and you should consider, our non-GAAP financial measures alongside other financial performance measures presented in accordance with GAAP. A reconciliation of each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP is provided below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below.

	Three months ended December 31,		Nine Months Ended Dec 30,
	2023	2022	2023	2022
Gross profit / (loss)	$328,381	$(336,866)	$(724,461)	$(10,698,826)
Gross margin	14%	-11%	-9%	-160%
Contribution profit/ (loss)	208,873	(726,365)	(1,080,362)	(12,736,492)
Contribution margin	9%	-24%	-14%	-191%
Net income / (loss)	14,425,439	(8,712,700)	(26,757,978)	(32,173,920)
Adjusted EBITDA	(4,025,025)	(5,159,218)	(13,780,161)	(25,589,380)

Contribution Profit (Loss) and Contribution Margin

We define contribution profit (loss) as our gross profit plus (a) depreciation expense included in cost of revenue, (b) stock-based compensation expense included in cost of revenue, (c) other general costs included in cost of revenue (rent, software support, insurance, travel); less (i) Host incentive payments and (ii) marketing and promotional expenses (excluding brand marketing).

We use contribution profit (loss) and contribution margin as indicators of the economic impact of a new booking on our platform, as they capture the direct expenses attributable to a new booking on our platform and the cost required to generate revenue. While certain contribution profit (loss) adjustments may not be non-recurring, non-cash, non-operating, or unusual, contribution profit (loss) is a metric our management and board of directors find useful, and we believe investors may find useful, in understanding the costs most directly associated with our revenue-generating activities.

We recorded a Contribution Profit of $0.21 million during the three months ended December 31, 2023, as compared to a Contribution Loss of $0.73 million during the three months ended December 31, 2022. Our Gross Profit is $0.33 million in the three months ended December 31, 2023 versus a Gross Loss of $0.34 million in the three months ended December 31, 2022, driven by the reductions in Cost of Revenue due to the overall improvements in operational efficiency. In addition, host incentives and marketing costs (excl. brand marketing) reduced significantly to $0.63 million in the three months ended December 31, 2023 versus $1.12 million in the three months ended December 31, 2022 which further contributed to the improvement in Contribution Margin.

We recorded a Contribution Loss of $1.08 million during the nine months ended December 31, 2023, versus a Contribution Loss of $12.74 million during the nine months ended December 31, 2022. Our Gross Loss improved to $0.72 million in the nine months ended December 31, 2023 versus a Gross Loss of $10.70 million in the nine months ended December 31, 2022, which was driven by significant reductions in Cost of Revenue due to the overall improvements in company wide operational efficiency over the past four quarters. In addition, host incentives and marketing costs (excl. brand marketing) reduced significantly to $2.10 million in the nine months ended December 31, 2023 versus $4.50 million in the nine months ended December 31, 2022 which further contributed to the reduction in Contribution Loss.

Contribution profit (loss) and contribution margin are non-GAAP financial measures with certain limitations regarding their usefulness; they should be considered as supplemental in nature and are not meant as substitutes for gross profit and gross margin, which are measures prepared in accordance with GAAP. For purposes of calculating the non-GAAP financial measures, we utilize the GAAP financial measure of gross profit, which is defined as revenue minus cost of revenue, each of which is presented in our unaudited condensed consolidated statements of operations. Our definitions of contribution profit (loss) and contribution margin may differ from the definitions used by other companies in our industry and, therefore, comparability may be limited. In addition, other companies may not publish these or other similar metrics. Further, our definition of contribution profit (loss) does not include the impact of certain expenses that are reflected in our unaudited condensed consolidated statements of operations. Thus, our contribution profit (loss) should be considered in addition to, not as a substitute for or in isolation from, gross profit prepared in accordance with GAAP.

The following tables present reconciliations of gross profit to contribution (loss) profit and gross margin to contribution margin for each of the periods indicated:

Contribution Profit / (Loss)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net revenue	$2,421,438	$2,981,600	$7,717,064	$6,677,727
Cost of revenue	$2,093,057	$3,318,466	$8,441,525	$17,376,553
Gross Profit	$328,381	$(336,866)	$(724,461)	$(10,698,826)
Add: Depreciation and amortization in COR	205,260	90,498	624,630	294,522
Add: Stock-based compensation in COR	51,848	60,783	134,883	574,846
Add: Overhead costs in COR (rent, software support, insurance, travel)	249,651	655,720	988,946	1,595,951
Less: Host Incentives and Marketing costs (excl. brand marketing)	626,267	1,196,500	2,104,360	4,502,985
Less: Host incentives	73,216	593,301	348,261	1,588,200
Less: Marketing costs (excl. brand marketing)	553,051	603,199	1,756,099	2,914,785
Contribution Profit / (Loss)	208,873	(726,365)	(1,080,362)	(12,736,492)
Contribution margin	9%	-24%	-14%	-191%

Adjusted EBITDA is a non-GAAP financial measure that represents our net income or loss adjusted for (i) provision for income taxes; (ii) other income and (expense), net; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) finance costs’ and (vi) deSPAC transaction closing costs.

We use adjusted EBITDA in conjunction with net income or loss, its corresponding GAAP measure, as a performance measure that we use to assess our operating performance and operating leverage in our business. The above items are excluded from our adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, or they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful.

We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included adjusted EBITDA because it is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

Our adjusted EBITDA loss has improved to a loss of $4.03 million during the three months ended December 31, 2023, as compared to an adjusted EBITDA loss of $5.16 million during the three months ended December 31, 2022. Our adjusted EBITDA loss has improved to a loss of $13.78 million during the nine months ended December 31, 2023, as compared to an adjusted EBITDA loss of $25.59 million during the nine months ended December 31, 2022.

This improvement is a result of broad-based cost reduction and efficiency initiatives that reduced our cost of revenue, technology and development costs, sales and marketing costs, and general and administrative costs (as described above) in the three months and nine months ended December 31, 2023, as compared to the three months and nine months ended December 31, 2022.

Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

●	Adjusted EBITDA does not reflect other income (expense), net, which includes interest income on cash, cash equivalents, and restricted cash, net of interest expense, and gains and losses on foreign currency transactions and balances;

●	Adjusted EBITDA excludes certain recurring non-cash charges, such as depreciation of property and equipment and amortization of intangible assets; although these are non-cash charges, the assets being depreciated and amortized may need to be replaced in the future, and adjusted EBITDA does not reflect all cash requirements for such replacements or for new capital expenditure requirements;

●	Adjusted EBITDA excludes gains on restructuring transactions, as these are non-recurring in nature;

●	Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy; and

●	Adjusted EBITDA excludes all finance charges. It also excludes deSPAC related transaction expenses which are non-recurring in nature.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net (Loss) / Income:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net Income / (Loss)	$14,425,439	$(8,712,700)	$(26,757,978)	$(32,173,920)
Add/ (deduct)

SPAC transaction closing costs	6,143,324	1,073,906	7,061,350	1,197,856
Stock-based compensation	1,265,828	493,135	1,883,733	3,132,467
Depreciation and amortization	244,050	291,301	754,658	604,661
Finance costs	8,392,470	1,296,445	13,628,832	2,862,702
Finance costs to related parties	12,426	10,674	38,203	79,081
Other income, net	(34,503,014)	390,414	(10,377,735)	(1,280,105)
Other income from related parties	(5,548)	(2,393)	(11,224)	(12,122)
Adjusted EBITDA	$(4,025,025)	$(5,159,218)	$(13,780,161)	$(25,589,380)

Liquidity and Capital Resources

During the nine months ended December 31, 2023, and 2022 respectively, we generated negative cash flows from operations of $8.54 million and $29.39 million, respectively, reflecting greater operating cost efficiencies and reduced overhead expenditures.

As of December 31, 2023 our cash and cash equivalents totaled $6.12 million, consisting of cash on hand, fixed deposits and other bank balances. As of March 31, 2023, our cash and cash equivalents were $3.69, consisting of cash on hand, fixed deposits and other bank balances.

Our primary uses of cash are to fund our existing operations and support our future growth plans in additional geographies. We will continue to invest in product development as we invest in our technology platform. We expect that our general and administrative and research and development expenses will remain flat as we manage costs, and we expect sales and marketing costs to increase as we expand our marketing efforts to drive booking growth.

In October 2022, we entered into a Business Combination Agreement (BCA) for merger with Innovative International Acquisition Corp. (“IOAC”) In October 2022, we entered into a note purchase agreement with Ananda small business trust, an affiliate of the SPAC sponsor. Ananda small business trust has purchased notes worth $10 million. Additionally, pursuant to signing the BCA, the Company has entered into a warrant and convertible note agreement in February 2023 with new investors and has raised a total of $21.28 million (before fees) as of August 16, 2023 (which has converted at a discount in the deSPAC). On December 28, 2023 we completed our deSPAC transaction with IOAC and raised a net proceeds of $0.77 million from Trust proceeds and raised $5.00 million against the issuance of 1,666,666 shares to entities affiliated with Mr. Mohan Ananda.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain Hosts and Guests, and the scope of future sales and marketing activities.

Our ability to fund our operations and capital expenditures will depend on our ability raise further external capital, and to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We are currently in discussions with various financing counterparties to secure access to sufficient capital to fund our business needs for the foreseeable future. Additionally, the Company’s largest investor has committed to continue his support to the company in the event of any liquidity requirements arising in foreseeable future.

Financing Arrangements

We have financed our operations through revenue generated from sales, borrowings, and issuance of Common Stock, senior subordinated convertible promissory notes, convertible preferred stock and convertible notes.

Debentures and Other Borrowings from Financial Institutions

We have obtained loan facilities from various financial institutions during earlier time periods, which remained outstanding as of December 31, 2023.

Issue of Common Stock

In December 2023, we raised $5,000,000 against issuance of 1,666,666 shares to Mohan Ananda

Issue of Unsecured Convertible Note

In December 2023, we issued an Unsecured Convertible Note bearing a principal amount of $8,434,605.

The following table summarizes our cash flows for the periods presented:

	Nine months ended December 31,
Statements of Cash Flows Data:	2023	2022
Net cash (used in) provided by operating activities	$(8,542,144)	$(29,392,631)
“Net cash flows generated/(used) from investing activities”	(62,010)	3,935,096
Net cash generated/(used) from financing activities”	11,204,424	3,200,185
Effect of foreign exchange on cash and cash equivalents.	(168,160)	(177,091)
Net increase/(decrease) in cash and cash equivalents	2,600,270	(22,257,350)

Operating Activities

Net cash used in operating activities was $8.54 million and $29.39 million for the nine months ended December 31, 2023 and December 31, 2022, respectively. The decrease in cash utilized for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 resulted primarily from:

(a)	An increase in revenue from operations of approximately 16%

(b)	Lower operating expenses for sales, marketing, incentives and lower corporate overheads.

(c)	Net decrease (benefit) in working capital of $12.99 million in the nine months ended December 31, 2023 as compared to a $0.87 million increase (cost) in working capital in the nine months ended December 31, 2022.

Investing Activities

Net cash used for investing activities totaled $0.06 million and net cash generated from investing activities totaled $3.94 million for the nine months ended December 31, 2023 and December 31, 2022, respectively. The decrease in cash generated for the nine months ended December 31, 2023 is largely attributable to higher proceeds from legacy vehicle sales and offset slightly by higher purchases of property and equipment in the nine months ended December 31, 2022.

Financing Activities

Net cash generated from financing activities totaled $11.20 million and $3.20 million for the nine months ended December 31, 2023 and December 31, 2022, respectively. The increase was primarily due to proceeds from the issuance of convertible promissory note as well as from the completion of the Reverse Recapitalization transaction in December 2023, which were higher in aggregate than the proceeds from preference share issuances in the nine months December 31, 2022. In addition, debt repayments were lower in the nine months ended December 31, 2023 as compared to the December 31, 2022, respectively.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business.

Below is a table that shows our contractual lease obligations as of December 31, 2023:

	Nine months ended December 31, 2023
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases
2024	$141,237	$527,085
2025	456,962	2,590,349
2026	346,229	3,008,978
2027	363,061	663,553
2028	380,734	—
Thereafter	399,291	—
Total Lease Payments	2,087,514	6,789,965
Less : Imputed Interest	556,080	860,843
Total Lease Liabilities	$1,531,434	$5,929,122

Borrowings

As at	December 31, 2023
Current
Non-convertible debentures
7.7% Debentures	$361,817
Term loans
- from non-banking financial companies (NBFCs)	1,269,251
- from related parties (NBFCs)	922,300
2,553,368
Non Current
Term Loans
- from non-banking financial companies (NBFCs)	$1,865,032
1,865,032

Total maturity as of December 31, 2023 is as follows:

Year ending March 31,

2024 (January 1, 2024 till March 31, 2024)	$2,030,936
2025	654,744
2026	488,297
2027	903,093
2028	341,330
$4,418,400

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a material penalty are not included in the table above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

Claims filed against the Company by customers and third parties not acknowledged as liability amounted to $4,562,885 and $4,639,473 as of December 31, 2023 and March 31, 2023, respectively. These claims have been made for personal injuries (customer and/or third parties) and amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damage to vehicles during an active trip. The Company has procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from these claims will be covered by the insurance. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of US GAAP, which requires compensation cost for grant-date fair value of stock-based awards to be recognized over the requisite service period. The Company includes a forfeiture estimate in the amount of compensation expense being recognized based on the Company’s estimate of equity instruments that will eventually vest. The fair value of stock-based awards, granted or modified, is determined on the grant date at fair value, using appropriate valuation techniques.

The Company records stock-based compensation expense for service-backed stock options over the requisite service period, which ranges from 6 months to 4 years.

For stock options with service-based vesting conditions only, the valuation model, typically the Black-Scholes option-pricing model, incorporates various assumptions including expected stock price volatility, expected term, and risk-free rates. Stock options with graded vesting the fair-value-based measure is estimated of the entire award by using a single weighted-average expected term. The Company estimates the volatility of common stock on the date of the grant based on weighted-average historical stock price volatility of comparable publicly traded companies in its industry group. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term. The Company estimates the term based on the simplified method for employee stock options considered to be “plain vanilla” options as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividend on its common stock.

The Company estimates a forfeiture rate on an annual basis for the purpose of computation of stock-based compensation expense. The rate is used consistently across the subsequent interim periods during the year.

In case of cancellation of stock-based awards with no concurrent grant of a replacement award or other valuable consideration, any unrecognized compensation cost is recognized immediately on the cancellation date.

Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the condensed consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the condensed consolidated balance sheet at fair value with any changes in its fair value recognized currently in the condensed consolidated statement of operations.

The Company had also preferred stock and common stock warrants (as described below) issued during the year ended March 31, 2022, and were classified as liabilities and equity respectively.

Each unit of Series E preferred stock issued by the Company consisted of one Series E preferred stock and a warrant which entitled the holder to purchase one share of common stock of the Company on the satisfaction of certain conditions. Warrants were also issued to placement agencies of Series E and Series E1. Warrants issued to placement agencies included the following two categories: a) warrants to purchase common stock of the company; and b) warrants to purchase Series E and Series E1 shares.

Warrants to be converted into common stock:

The Company’s warrants to purchase common stock were classified as equity. Upon issuance of the warrant, the Company had allocated a portion of the proceeds from the sale of its preferred stock to the warrant based on the relative fair values of warrants and preferred stock.

Warrants to be converted into preferred stock:

The Company’s warrants to purchase convertible preferred stock were classified as a liability and were held at fair value as the warrants were exercisable for contingently redeemable preferred stock, which was classified outside of stockholders’ deficits.

The warrant instruments classified as liability were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of finance costs. The Company had adjusted the liability for changes in fair value as of the date of their reclassification on Reverse Recapitalization. During the current quarter we recorded non-cash losses related to the fair-valuation of the preferred stock warrants as of the Merger date, this was due to large number of additional anti-dilution adjustment into the December 28, 2023, valuation that led to an overall increase in the fair value Liability, which led to an overall fair value Loss being reflected in the 3 months ended December 31, 2023 statement of operations.

Warrants issued along with SSCPN:

The warrants issued along with the SSCPN satisfied the definition of a derivative in accordance with ASC 815-10-15-83 since they contained an underlying, had cash less payment provisions, that could have been net settled in shares and had a very minimal initial net investment. Accordingly, the derivatives were measured at fair value and subsequently revalued at each reporting date. During the current quarter we recorded non-cash gains related to the fair-valuation of the SSCPN warrants as of the Merger date, primarily due to the final fair value per share indexed to the actual share price which has reduced significantly as compared to the prior fair value per share assumption.

The Company continued to adjust the liability classified warrant for changes in the fair value until the Reverse Recapitalization transaction at which time the warrants have been reclassified to additional paid-in-capital.

Financial liabilities measured at fair value

Convertible Promissory notes, Senior Subordinated Convertible Promissory Note (“SSCPN”) and Unsecured Convertible Note (“Atalaya Note”)

On April 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2020-06 that simplifies the accounting for convertible instruments. ASU 2020-06 (i) reduced the number of accounting models for convertible instruments, by eliminating the models that require separation of cash conversion or beneficial conversion features from the host and (ii) revised the derivative scope exception and (iii) provided targeted improvements for Earnings Per Share (“EPS”). The adoption of ASU 2020-06 did not have a material impact on the Company’s outstanding convertible debt instruments as of April 1, 2022.

The Company has issued convertible promissory notes, senior subordinated convertible promissory notes (“Notes”) and Atalaya Note, it evaluates the balance sheet classification to determine whether the instrument should be classified either as debt or equity, and whether the conversion feature should be accounted for separately from the host instrument. According to ASC 480-10-25-14, the notes are classified as liabilities because the Company intends to settle them by issuing variable number of shares with a fixed and known monetary value at the time of inception. The Company evaluates the conversion feature of notes would be separated from the instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815, Derivatives and Hedging. However, the Company has elected fair value option for these notes, as discussed below and thus does not bifurcate the embedded conversion feature.

Fair Value Option (“FVO”) Election

The Company accounts for Convertible Promissory notes and Senior Subordinated Convertible Promissory Note and convertible promissory notes issued under the fair value option election of ASC 825, Financial Instruments (“ASC-825”) as discussed below.

The convertible promissory notes accounted for under the FVO election are a debt host financial instruments containing conversion features which would otherwise be required to be assessed for bifurcation from the debt-host and recognized as separate derivative liabilities subject to measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15- 5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

The estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized under Finance costs shown as “Change in fair value of convertible promissory note” and “Change in fair value of senior subordinated convertible promissory note” in the accompanying condensed consolidated statement of operations. With respect to the above convertible promissory notes, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a separate line item in the accompanying condensed consolidated statement of operations, since the change in fair value of the convertible promissory notes payable was not attributable to instrument specific credit risk.

During three month ended December 31, 2023, as a result of consummation of the Business Combination by way of a Reverse Recapitalization, the notes outstanding were converted into 4,248,178 shares of the Company’s Common Stock.

The SSCPN and Notes were adjusted for their carrying value resulted in a significant non-cash gains related to the fair-valuation of the SSCPN notes as of the Merger date, primarily due to the final fair value per share indexed to the actual share price which has reduced significantly as compared to the prior fair value per share assumption. The change in fair value was through statement of operations as on date of Reverse Recapitalization and then the carrying amount was credited to the capital accounts upon conversion to reflect the stock issued.

Recent Accounting Pronouncements

Accounting Pronouncement Adopted

In July 2023, the FASB issued ASU 2023-03 - Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). The ASU amends or supersedes various SEC paragraphs within the Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU is effective immediately upon issuance and did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncement Pending Adoption

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its condensed consolidated financial statements or disclosures.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in inflation and foreign currencies. Such fluctuations to date have not been significant.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in inflation and foreign currencies. Such fluctuations to date have not been significant.

Foreign Currency Exchange Risk

We transact business globally in multiple currencies, primarily Indian Rupees, U.S. Dollars, Singapore Dollars, Euros, Egyptian Pound and Indonesian Rupiah. Revenue as well as costs and expenses denominated in foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. Dollar. We are exposed to foreign currency risks related to our revenue and operating expenses, along with certain intercompany transactions, denominated in currencies other than the U.S. Dollar, primarily Indian Rupees. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our entities that primarily recognize revenue in currencies other than the U.S. Dollar incur expenses in the same underlying currencies and, as such, we do not believe that foreign currency exchange risk has had a material effect on our business, results of operations or financial condition. We have experienced, and will continue to experience, fluctuations in our net loss or income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. These items are presented within Other income (expense), net, in our consolidated statements of operations.

We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the translation adjustments resulting from the conversion of the financial statements of our foreign subsidiaries into U.S. Dollars would result in a gain or loss recorded as a component of accumulated other comprehensive income (loss), which is part of stockholders’ deficit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cashflows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

As of December 31, 2023, we identified four material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified in our internal control over financial reporting related to:

(i)	Our controls were not adequately designed to properly monitor and document related party transactions;

(ii)	Our controls over independent review and documentation of third-party specialists and advisors reports were not operating effectively. We rely on third-party specialists for critical assessments, such as fair value measurements and preparation of key schedules and financial statements. However, we failed to establish a consistent process for independently reviewing these third-party specialist and advisor reports before incorporating them into our financial statements;

(iii)	Our controls over financial reporting, specifically related to the inadequacy of our financial reporting policies and procedures were not operating effectively. The Company lacks financial reporting policies and procedures that are commensurate with GAAP and SEC reporting requirements,

(iv)	Our controls were not adequately designed to provide sufficient documentation and review of the operating effectiveness of Information Technology General Controls (‘ITGC’) for information systems that are relevant to the preparation of the Company’s consolidated financials. Specifically, our user access controls were not adequately designed or implemented, our change management process lacked rigor and documentation and our monitoring of ITGC controls was insufficient.

We have concluded that the aforementioned material weakness arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Remediation Plans

We have commenced measures to remediate the identified material weaknesses, including:

(i)	We are designing and implementing additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting.

(ii)	Enhancing our accounting policies, control activities, and monitoring including implementation of a maker and checker process for critical financial transactions.

(iii)	Developing financial reporting manuals including Standard Operating Procedures for financial statement closure process to ensure compliance with US GAAP and SEC reporting requirements and monitoring controls over financial statement closure process.

(iv)	There is a significant reduction in the number of related parties post the reverse recapitalization. Further, the Company is also in the process of implementing a robust policy for identification, monitoring and regulatory compliance of transactions involving related parties.

(v)	Significant reduction in the number of complex financial instruments post the reverse recapitalization. Further, the Company has engaged external experts for conducting third party valuations and is also in the process of implementing periodic independent validation of valuation models.

(vi)	We are in the process of developing ITGC policies and procedures to address identified deficiencies, ensuring controls are designed and operating effectively. This will include establishing monitoring mechanisms to regularly evaluate and test the effectiveness of ITGC, including access controls, change management, and data integrity validation.

We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes. The actions we are taking are subject to ongoing executive management review and are also subject to the oversight of the Audit Committee. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate these material weaknesses, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our condensed financial statements may be materially misstated.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we are not currently subject to any material claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory disputes and proceedings (collectively, “Legal Proceedings”) and we are not subject to any pending Legal Proceedings in any of the jurisdictions where we operate other than in India. We have received communications relating to certain legal proceedings, as described in our Form S-4 under the title “Risk Factors — A former consultant to Zoomcar has commenced a lawsuit against Zoomcar asserting that he is entitled to compensation in connection with prior Zoomcar transactions and the Business Combination” and “Risk Factors — A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested.” We may become subject to other Legal Proceedings over time or from time to time, in the ordinary course of our business and as our business continues to grow and expand over time. Becoming involved with Legal Proceedings, regardless of the outcome, may result in substantial cost and diversion of our resources, including our management’s time and attention.

As a result of our business operations in India, we are regularly subject to legal proceedings, many of which are de minimis in nature and amount and the majority of which relate to local tax matters. Many of these tax and vehicle accident-related Legal Proceedings are pending before various forums in India and involve localized practices and interpretations of regulatory matters that make the ultimate outcomes or resolution of these Legal Proceedings inherently uncertain and difficult to predict. Management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop.

On August 4, 2023, a former consultant to Zoomcar filed a complaint against Zoomcar in the United States District Court for the Southern District of New York. The complaint contains breach and anticipatory breach of contract claims arising from a letter agreement, effective as of May 2020, between Zoomcar and the former consultant, which engagement letter was terminated by Zoomcar in January 2022. The plaintiff alleges that the terms of the engagement letter entitle him to cash and warrants to purchase Zoomcar shares in relation to prior Zoomcar transactions and upon consummation of the proposed Business Combination. The complaint seeks declaratory relief affirming the plaintiff’s alleged continuing right to receive compensation from Zoomcar under the engagement letter, together with attorneys’ fees, costs and interests, as well as punitive damages. Zoomcar disputes the allegations, is exploring its legal options, and intends vigorously to defend itself; the case remains pending.

On January 30, 2024, Zoomcar received a statement of arbitration claim (the “Claim”) before Judicial Arbitration and Mediation Services, Inc. (“JAMS”), with Aegis Capital Corp. (“Aegis”), Adam Stern, and the Robert J. Eide Pension Plan being the claimants therein. The Claim alleges breaches of certain agreements between (a) Aegis and Zoomcar, and (b) Adam Stern and the Robert J. Eide Pension Plan as warrant holders, on the one hand, and Zoomcar on the other; it seeks damages “preliminarily believed to be” at least $10,000,000 purportedly arising from the alleged breaches, though the Claim does not set forth any basis for that preliminary belief, additional amounts for attorneys’ fees and costs, as well as an order of rescission with respect to the issuance of certain allegedly wrongfully dilutive shares of Zoomcar stock issued in connection with the business combination between Zoomcar and Innovative International Acquisition Corp. or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Zoomcar common stock to the claimants. Zoomcar is examining its legal options with respect to the Claim. On January 31, 2024, the Zoomcar claimants filed an action in the New York State Supreme Court, including an order to show cause seeking substantially the same relief as the Claim on a declaratory basis along with temporary injunctive relief. The Court denied the temporary injunctive relief and has scheduled a hearing on the order to show cause for February 21, 2024. Zoomcar is examining its legal options with respect to the Claim and the Court action. The Company believes that the claims are baseless and there was no breach of agreements as alleged.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks related to our Business and Operations

Our current business model’s limited operating history and financial results make our future results, prospects and the risks we may encounter difficult to predict.

Although Zoomcar commenced operating in 2013, we have recently transitioned from a prior business model to our current business model, consisting of our asset-light online platform for peer-to-peer car sharing. As a result of this transition, certain components of our financial statements have experienced variation, and our operating history may not be indicative of our future growth or financial results. The limited history of our current business model makes predicting our future operating and other results difficult, if not impossible, and there is no assurance that we will be able to grow our revenues in future periods. Our results of operations are impacted by a number of factors, some of which are beyond our control, and we may suffer adverse impacts to our further development as a result of circumstances which include decreasing customer demand, increasing competition, declining growth of the car sharing industry in general, insufficient supply of vehicles on our platform, or changes in government policies or general economic conditions. We will continue to develop and improve the features, functions, technologies and other offerings on our platform to increase our Guest and Host bases and volume of bookings on our platform. However, the execution of our business plan is subject to uncertainty and bookings may not grow at the rate we expect. If our growth rates decline, investors’ perceptions of our business and prospects may be adversely affected and the market price of our common stock could decline.

Potential investors should also consider the risks and uncertainties that a company with a limited history, such as ours, will face in the evolving personal mobility solutions market. In particular, there can be no assurance that we will:

●	successfully execute on our business plan;

●	facilitate sufficient bookings to become profitable in the near-term if at all;

●	attract increasing numbers of Hosts and Guests within our current markets and future potential additional markets;

●	increase penetration within our current markets through continued improvements in vehicle density, platform features and strategic marketing efforts;

●	enable us to successfully execute our business plans;

●	enhance our brand recognition and awareness;

●	acquire new Hosts and Guests by increasing our market penetration with deeper market coverage and a broader geographical reach;

●	develop new platform functionality and features that enhance our ability to retain Guests and Hosts;

●	develop, improve or innovate our proprietary technology that allows for a sustainable competitive advantage;

●	attract, retain, and manage a sufficient staff of management and technology personnel; or

●	respond effectively to competitive pressures.

We have a history of operating losses and negative cash flow, and we anticipate that we will need to raise additional funds to finance operations.

We have a history of operating losses and expect to continue incurring operating losses in the foreseeable future as we continue to develop our current business model and enhance our platform offerings and we will require additional funds to support the growth of our business. Our operations have consumed substantial amounts of cash, and we have incurred operating losses since we began operating in 2013. While our cash consumption has been reduced following our business transition from short-term rental of vehicles owned by or leased to Zoomcar to an online platform for peer-to-peer car sharing, we have consumed significant amounts of cash in effecting such transition in terms of technology and platform innovation, and our cash consumption has varied over time. Our cash needs will depend on numerous factors, including our revenues, upgrade and innovation of our peer-to-peer car sharing platform, customer and market acceptance and use of our platform, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations, continue improvement, upgrading or innovation of our platform, and expand our international outreach. If we are unable to secure such additional financing, it will have a material adverse effect on our business, and we may have to limit operations in a manner inconsistent with our development.

Our operating and financial forecasts are subject to various known and unknown contingencies and factors outside of our control and may not prove accurate, and we may not achieve results consistent with management’s expectations.

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future. During any given period, our operating and financial results may be influenced by numerous factors, many of which are unpredictable or are outside of our control. Additionally, our limited operating history with our current peer-to-peer car sharing business model makes it difficult for us to forecast our future results and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth. As a result, you should not rely upon our past quarterly and annual operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein.

The market for online platforms for peer-to-peer car sharing is relatively new and rapidly evolving. If we fail to successfully adapt to developments in our market, or if peer-to-peer car sharing online platforms do not achieve general acceptance, it could adversely affect our business, financial condition and operating results.

The market for online peer-to-peer car sharing platforms is relatively new and unproven and the data and research available regarding the market or the industry may be limited and unreliable. It is uncertain whether the peer-to-peer car sharing market will continue to develop or if our platform will achieve and sustain a level of demand and market acceptance sufficient for us to generate meaningful revenue, net income, and cash flow. Our success will depend to a substantial extent on the willingness of Hosts and Guests to use our platform to identify car sharing opportunities. Some Hosts may be reluctant or unwilling to make their vehicles available for use on our platform because of concerns which may include, but are not limited to, potential decline in the value of their vehicle if listed on our platform, uncertainty of economic benefits from platform usage, ability to recover losses associated with lost or damaged property, compliance with our platform’s terms of use, data privacy and security concerns, or other reasons.

In addition, our success also requires utilization of our platform by Guests to book vehicles. Guests’ willingness to utilize our platform may depend, among other factors, on Guests’ belief in the ease-of use, integrity, quality, availability, safety, cost-effectiveness, convenience and reliability of our platform and the vehicles listed by Hosts for bookings thereon. Any shift in Guest preferences in the markets in which we operate could have a material adverse effect on our business. Additionally, Guests may be reluctant or unwilling to use a platform requiring Guests to provide personally identifiable information, payment information and driver’s license details, or have their driving behaviors monitored during bookings. Further, Guests may be reluctant to book vehicles containing GPS-enabled tracking or monitoring devices accessible by Zoomcar, or to use our platform at all due to the perception of the use of such devices.

If we do not retain existing Hosts, or attract and maintain new Hosts, or if Hosts fail to provide an adequate supply of high-quality vehicles, our business, financial condition, and results of operations may be negatively impacted.

Our success in a given geographic market depends on our ability to establish and grow the scale of our platform in that market by attracting Hosts and Guests to our platform. We depend upon having Hosts register high quality vehicles on our platform, maintain the safety and cleanliness of their vehicles, and ensure that the descriptions and availability of their vehicles on our platform are accurate and up-to-date. These practices are beyond our direct control and the number of vehicles shared by Hosts and resulting bookings options available to Guests on our platform may decline based on a number of factors including, among other things, public health and safety concerns, including pandemics/epidemics; economic, social, and political factors; state laws and regulations regarding car sharing, or the absence of such laws and regulations, challenges obtaining, insuring, financing and servicing vehicles to list on the platform, some of which may be exacerbated by infrastructure challenges in the emerging market where we operate our business. If Hosts register and offer fewer high-quality vehicles to Guests on our platform, our bookings and revenues may decline, and our results of operations could be materially adversely affected. Further, if Hosts with available vehicles choose not to offer their vehicles through our platform because competitive carsharing platforms emerge that Hosts find more attractive than our platform, Hosts may be unwilling to continue registering vehicles or making them available for bookings through the platform. For example, Hosts may cease or reduce vehicle registrations or the periods of time they make cars available for bookings for any number of reasons, such as competitor platforms having more Guests making bookings, risk of vehicle damage for which Hosts may not be able to recoup damages from Zoomcar or hesitancy to install the IoT GPS-enabled tracking device we require Hosts to affix to vehicles upon platform registration or for any other reason, we may lack sufficient supply of vehicles to attract Guests to utilize our platform. If Hosts do not share sufficient numbers of vehicles, or if the vehicles they register to our platform are less attractive to Guests than vehicles offered by competitors, our revenue would likely decline and our business, financial condition, and results of operations could be materially adversely affected.

Hosts are not required to make their vehicles available on our platform for a minimum sharing period or number of bookings and Hosts may choose not to share their vehicles on our platform at all if we cannot generate sufficient demand for their vehicles or if bookings through our platform are not sufficiently attractive to Hosts to retain and attract Hosts to use the platform. While we continue to invest in tools and resources to support Hosts, the pricing features and other capabilities of our platform may not be as attractive to Hosts as those developed by our competitors, and Hosts may not share their vehicles on our platform as a result. If Hosts perceive that listing vehicles on our platform may be insufficiently remunerative to, for example, offset any leasing, financing, parking, registration, maintenance, and repair costs of vehicles registered to the platform, we may lose or fail to attract Hosts and may not be able to make a sufficient number of vehicles available for use by our Guests.

If we fail to retain existing Guests, or attract and maintain new Guests, our business, financial condition, and results of operations may be negatively impacted.

Our business model depends on our ability to retain and attract Guests to make bookings on our platform. There are a number of trends in and aspects of Guest preferences which have an impact on us and the car sharing industry as a whole. These include, among others, preferences for types of vehicles, convenience of online bookings, and monetary savings associated with car sharing and platform bookings relative to other possible transportation solutions. Any shift in Guest preferences, which are susceptible to change, in the markets in which we operate could have a material adverse effect on our business. For example, if the vehicles registered to our platform are not popular or of sufficient quality or are not available at locations convenient for Guests, Guests may lose interest in utilizing our platform. Additionally, if Guests find our platform not to be user-friendly or to lack functions that Guests expect from a carsharing or other online platform, Guests may decrease or stop using our platform. Our competitiveness therefore depends on our ability to predict and quickly adapt to Guest trends, exploiting profitable opportunities for platform development, innovation and upgrades without alienating our existing Guest base or focusing excessive resources or attention on unprofitable or short-lived trends. If we are unable to respond on a timely and appropriate basis to changes in demand or Guest preferences, our business may be adversely affected.

Additionally, if we are unable to compete with other carsharing platforms and other mobility solutions in the markets in which we operate, our bookings will decrease, and our financial results will be adversely affected. Guests desiring to book vehicles through our platform must pay booking fees, which include, among other fees, “upfront booking fees,” less any applicable discounts and credits, and “value added” or trip-protection fees payable at the time of a booking; other charges may also be incurred by Guests after a booking, such as trip cancellation fees, gasoline fees, late fees and other charges. Many of these fees are generated through our platform functions and some of the fees are selected by Guests from a range of options presented to them at the time of a booking. If our booking and trip-related fees are not competitive, or our platform functionality is not appealing or outdated, or negative reviews or publications are released in connection with our platform, Guests may stop or reduce their use of our platform, our business, results of operations, reputation, and financial condition may be adversely affected.

If we are unable to introduce new or upgraded platform features that Hosts or Guests recognize as valuable, we may fail to retain and attract such users to our platform and our operating results would be adversely affected.

To continue to retain and attract Hosts and Guests to our platform, we will need to continue to introduce new or upgraded features, functions and technologies that add value for Hosts and Guests that differentiate us from our competitors. Developing and delivering these new or upgraded features, functions and technologies is costly, and the success of such features, functions and technologies depends on several factors, including the timely completion, introduction, and market acceptance of such features, functions and technologies. Moreover, any such new or upgraded features, functions and technologies may not work as intended or may not provide intended value to Hosts and Guests. If we are unable to continue to develop new or upgraded features, functions and technologies, or if Hosts and Guests do not perceive value in such new or upgraded features, functions and technologies, Hosts and Guests may choose not to use our platform, which would adversely affect our operating results.

We have made substantial investments to develop new or upgraded features, functions and technologies, and we intend to continue investing significant resources in developing new technologies, tools, features, services and other platform offerings. If we are unable to attract/retain and pay qualified technical staff required to continue our platform feature development efforts, we may not realize the expected benefits of our developments.

There can be no assurance that the new developments will exist or be sustained at the levels that we expect, or that any of these new developments will gain sufficient traction or market acceptance to generate enough revenue to offset any new expenses or liabilities associated with these new investments. Our development efforts with respect to new features, functions and technologies on our platform could distract management from current operations and will divert capital and other resources from our more established functions and technologies. Even if we are successful in developing new features, functions or technologies, or otherwise update or upgrade our platform, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully commercializing the new features, functions, technologies, updates or upgrades of our platform. If we are unable to adapt in a cost-effective and timely manner in response to the changing market conditions or platform users’ preferences, either for technical, legal, financial or other reasons, our business, financial condition and results of operations may be materially and adversely affected.

We will require additional capital to support the growth of our business, which may not be available on terms acceptable to us, or at all.

To continue to effectively compete, we will require additional funds to support the growth of our business. Our operations have consumed substantial amounts of cash, and we have incurred operating losses, since we began operating in 2013. While our cash consumption has been reduced following our business transition from short-term rental of vehicles owned by or leased to Zoomcar to an online platform for peer-to-peer car sharing, we have consumed significant amounts of cash in effecting such transition in terms of technology and platform innovation, and our cash consumption has varied over time.

Further, as a result of the consummation of the Business Combination, we expect our expenses to increase substantially in connection with actions and efforts we will need to take in preparing for and operating as a public company. Moreover, we expect our expenses to increase significantly in connection with our ongoing activities, including the continuing increase in our technological capabilities with respect to IoT, machine learning, and artificial intelligence and particularly to the extent that we may, in the future, decide to expand our operations into jurisdictions outside of the three countries in which we currently operate. We do not currently have sufficient cash resources to fully execute our business plan and we expect to continue to raise additional capital. Additionally, circumstances could cause us to consume capital more rapidly than we currently anticipate and if our cash resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities or identify and secure additional sources of capital. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of international capital and lending markets and governmental regulations in different jurisdictions in which we currently operate our business. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, could severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. In addition, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders. If we need to secure additional financing, such additional fundraising efforts may divert our management from its day-to-day duties and activities, which may affect our ability to execute on our business plan. If we do not raise additional capital when required or in sufficient amounts and on acceptable terms, we may need to:

●	significantly delay, scale back or discontinue certain business initiatives, such as our international expansion;

●	significantly delay key investments in IoT, advanced computer vision, machine learning and related artificial intelligence technology; or

●	significantly delay our consumer brand-building initiatives, thereby delaying our broader expansion.

Our future funding requirements, both short-term and long-term, depend on many factors, including but not limited to:

●	our ability to successfully scale our business within the markets in which we currently operate, including by increasing the number and quality of Host vehicles and attracting and retaining more Guests to use our platform to meet a broader variety of mobility needs;

●	our ability to successfully expand and scale our operations into additional emerging markets as opportunities to grow our operations become available to us;

●	the pace of technological development in core focus areas such as IoT, computer vision, machine learning, and artificial intelligence;

●	the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in preparing, filing, prosecution, defense and enforcement of any intellectual property rights;

●	the effect of competing technological and market developments; and

●	market acceptance of our platform and the functionality it provides to facilitate peer-to-peer car sharing.

If lack of available capital prevents us from proceeding with the execution of our business plan, our ability to become profitable will be compromised and our business will be harmed.

Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including triggering the most favored nation features of our Convertible Notes.

We expect to finance our cash needs through equity offerings, debt financings or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We will require substantial funding to fund our business. Investors in the Zoomcar 2023 Private Financing (“Financing Investors”) received most favored nation exchange right provisions (the “MFN Noteholder Rights”) with respect to their convertible notes (“Convertible Notes”), and such provisions may survive the Closing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, the MFN Noteholder Rights may be triggered, and the terms of the newly issued securities may include liquidation or other preferences that adversely affect your rights.

Under certain circumstances, in the event that we sell securities at a price per share or conversion price lower than the conversion price of the Convertible Notes, the conversion price may be reduced. Any future adjustments to the conversion price of the Convertible Notes (or additional issuances to make the Financing Investors whole) may have a negative impact on the trading price of our Common Stock. Additionally, raising additional capital with new investors may be difficult as a result of the MFN Noteholder Rights. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales could occur, could materially adversely affect the market price of the Common Stock and may make it more difficult for you to sell your securities at a time and price which you deem appropriate.

Certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations.

Since November 2023, we are in violation of our scheduled monthly installment payment obligations on our lease with Leaseplan India Private Limited (“Leaseplan”). As of the date hereof, Leaseplan has notified us that we are in default of our September 2023 payment, but we have not received a waiver from Leaseplan in relation to this default. If we are unable to obtain continued forbearance from Leaseplan on this loan and if the overdue amount remains unpaid after 60 days from the date of default, an additional simple interest of 1.5% per month is levied for the subsequent 30 days. Should the default persist beyond this extended period, it will be deemed a breach of the agreement, possibly resulting in (a) the entire outstanding debt becoming due and payable, (b) Leaseplan repossessing of all vehicles from Zoomcar which were financed from Leaseplan, and (c) the withdrawal of a conditional waiver of $1.2 million which was given during a prior restructuring and will become immediately due and payable with interest of 1.5% per month. Such outcomes may have a material adverse impact on our business, operations or financial condition. Additionally, we are in various stages of deferment with our other lenders with regards to the November 2023, December 2023 and January 2024 scheduled loan payments. However, we have not received any formal notice of default from other lenders, but such lenders have not formally extended or provided waivers of such overdue payments. The Zoomcar Board and Zoomcar management are evaluating options to improve liquidity and address Zoomcar’s long-term capital structure, however, there can be no assurance that any such option or plan will be available on favorable terms, or at all.

The COVID-19 global health pandemic (“COVID-19”) and the impact of actions taken to mitigate COVID-19 have negatively impacted and will continue to negatively impact our business, financial condition, and results of operations.

In response to the COVID-19 pandemic, many governments around the world, including those in our markets in Southeast Asia, have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including quarantines, shelter-in-place orders, travel restrictions and bans, and instructions to residents to practice social distancing, mandatory closures of non-essential businesses and additional restrictions on businesses, which have led to an economic downturn and increased market volatility. These government mandates have also disrupted the normal operations of businesses like ours that depend on travel and mobility. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict with precision COVID-19’s cumulative and ultimate impact on our future business operations, liquidity, financial condition, or financial results. The extent of COVID-19’s impact on our business and financial results will depend largely on future developments, including the extent and duration of the spread of COVID-19 globally and within the markets in which we currently operate and may operate in the future, the efficacy of vaccines against COVID-19 and the speed with which those vaccines are developed and distributed, the emergence of new and potentially more contagious variants of COVID-19, the prevalence of local, national, and international travel restrictions, the impact on capital and financial markets, foreign currencies exchange, governmental or regulatory orders that impact our business, and whether the impacts may result in permanent changes to our platform users’ behaviors. To the extent COVID-19 continues to negatively affect our business, financial condition, and results of operations, it may also have the effect of amplifying many of the other risks described in these “Risk Factors” or causing other undesirable effects that are not currently foreseeable.

In response to COVID-19, we implemented and may in the future continue to implement cost reduction measures. For example, in 2020, we announced a furlough of contract staff and certain other employees for a 6- to 8-month period. Additionally, we instituted deferred salaries of our senior employees for a similar period. As we have modified our operations to embrace a fully remote working environment, it is possible that such arrangements may have a materially negative impact on our business plans and operations, along with the possibility of low productivity and availability of key personnel and other employees necessary to conduct our business, or otherwise cause operational failures as a result of changes to our usual business operations required by COVID-19 and related governmental actions. Additionally, similar impacts may be felt by third-party vendors who perform services critical to our business. It is possible that widespread remote work arrangements may also cause potential delays or slower responses in providing assistance from our customer support centers, which could have a negative impact on our business operations. Remote work arrangements may also result in privacy, cybersecurity and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities regarding COVID-19, and legal or regulatory changes or challenges in the jurisdictions where we operate currently or will operate in the future.

Since 2020, various waves of COVID-19 infections emerged in various regions of Southeast Asia. In response, certain governments implemented anti-COVID measures and protocols, and it is difficult to predict how these local outbreaks and relevant remedial measures and lockdown policies may affect our business operations or our ability to realize our business plan.

As the severity, magnitude, and duration of the COVID-19 pandemic, the resulting public health responses, and its economic consequences remain uncertain and difficult to predict, the pandemic’s impact on our business, financial condition and operating results, as well as its impact on our ability to successfully execute our business strategies and initiatives, also remains uncertain and difficult to predict. As the countries in which we operate have reopened, the recovery of the economy and our business has fluctuated and varied by geography. Further, the ultimate impact of the COVID-19 pandemic on the Guests and Hosts, as well as our employees, business, financial condition and operating results, depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and modified workplace activities); the impact of the pandemic and actions taken in response thereto on local or regional economies, travel and economic activity; the speed and efficacy of vaccine distribution; the availability of government funding programs; evolving laws and regulations regarding COVID-19, including those related to disclosure and notification; general economic uncertainty in key markets and financial market volatility; volatility in global economic conditions and levels of economic growth; the duration of the pandemic; the extent of any virus mutations or new variants of COVID-19; and the pace of recovery when the COVID-19 pandemic subsides.

Our success depends upon our ability to maintain favorable customer reviews and ratings, and if our reputation suffers, our business, financial condition and operating results may be adversely affected.

We have a customized rating and review system connected to our search-and-ranking-base algorithm in order to provide a more holistic, more relevant overall search experience for the Guests. By combining Host ratings and reviews into the overall sort algorithm, our platform is able to highlight particular Hosts who are more likely to receive bookings. The reliable and trustworthy ratings and reviews of our Hosts and Guests are crucial to our business, which will to a substantial extent affect our Hosts and Guests’ determination as to whether to utilize the platform to book cars.

Monitor the rating and review system on an ongoing basis to enforce quality standards and build trust among members of our community. We have procedures in place to combat fraud or abuse of our rating and review system, but there is no assurance that these procedures are or will be effective, or at all. Further, Hosts and Guests can leave reviews or ratings on third-party platforms or websites, which are out of our control and off platform reviews and ratings or other statements about the platform, or a business or brand may have adverse impact on our business operations. If any Hosts and Guests leave negative ratings and reviews, it may not only cause a decrease in the number of existing Hosts and Guests, but also may negatively affect acquisitions of new Hosts and Guests, which may adversely affect our business, financial conditions and results of operations. Unreliable ratings and reviews could also make it more difficult for us to enforce quality standards, which could damage our reputation and reduce trust within our community.

Additionally, our ability to attract and retain Hosts and Guests is dependent in part on our ability to provide high-quality customer support services. Hosts and Guests depend on our customer support centers to resolve any issues relating to our platform both during and after their trips. As we continue to grow our business and improve our platform, we will face challenges related to providing high-quality support services at scale. In addition, as we continue to grow our international business and the number of international users on our platform, our customer support organization will face additional challenges, including those associated with delivering support in additional languages and locations. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, our financial condition, and results of operations.

A former consultant to Zoomcar has commenced a lawsuit against Zoomcar asserting that he is entitled to compensation in connection with prior Zoomcar transactions and the Business Combination.

Effective May 1, 2020, Zoomcar executed an engagement letter with a consultant (the “Former Consultant”) pursuant to which the Former Consultant agreed to provide a variety of business development services including arranging and negotiating a potential merger or similar reorganization which Zoomcar intended to evaluate or enter into soon after executing the engagement letter. No such transaction occurred during the term of the engagement letter, and Zoomcar terminated the engagement letter in January 2022 (the “Engagement Letter Termination”). Subsequent to the Engagement Letter Termination, Zoomcar engaged in other transactions and entered into the Merger Agreement with IOAC. On August 4, 2023, the Former Consultant filed a complaint against Zoomcar in the United States District Court for the Southern District of New York. The complaint contains breach and anticipatory breach of contract claims arising from the Former Consultant’s engagement letter, which the Former Consultant alleges entitles him to compensation relating to prior transactions in which Zoomcar has engaged and further compensation upon consummation of the Business Combination. The complaint seeks declaratory relief affirming the Former Consultant’s alleged continuing right to payment under the terminated engagement letter, together with attorneys’ fees, costs and interest, as well as punitive damages. Zoomcar disputes the allegations, is exploring its legal options, and intends vigorously to defend itself; the case remains pending. If the claims and pleas for declaratory relief set forth in compliant are not promptly and fully dismissed or successfully resolved in Zoomcar’s favor (including by binding and enforceable settlement or final judicial determination, without an ability to appeal, to the extent applicable), the Former Consultant’s actions, claims and pleas for damages could have material negative consequences to Zoomcar. Additionally, there can be no assurance that any efforts or actions that Zoomcar takes in defending against legal actions by the Former Consultant related to the matters described in the complaint will be successful; moreover, any such efforts or actions by Zoomcar may be time-consuming, costly, distracting to Zoomcar management and have reputational and other negative effects on Zoomcar its business.

A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested.

In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar and IOAC challenging his termination, claiming damages and claiming that 100,000 options to purchase shares of Zoomcar have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar and IOAC from “alienating or dealing” the 100,000 shares of Zoomcar claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that IOAC be deleted from the array of parties in the suit, inter alia since (i) IOAC is neither a necessary nor a proper party to the suit; (ii) no reliefs have been sought by the former employee from IOAC; and (iii) there is no cause of action against IOAC. The matter is presently being heard on the issue of deletion. There can be no assurance that Zoomcar India and Zoomcar will be successful in their efforts to have the matter vacated or IOAC deleted from the parties, and such efforts may be time-consuming, costly and may have reputational and other negative effects on Zoomcar.

If the pre-programmed IoT devices distributed to our Hosts to affix to registered cars, which IoT devices enable GPS tracking and data collection by Zoomcar and keyless, digital access to booked vehicles by Guests, do not function as they are intended to function, our business, financial condition, and results of operations could be adversely affected.

As part of our vehicle registration process, all Hosts are provided with customized software-enabled IoT devices which must be installed on all vehicles registered to our platform at service locations pre-approved by Zoomcar. These devices, which Zoomcar obtains from several suppliers and then programs prior to distribution to Hosts, serve multiple functions, including enabling Guests to access Host vehicles by digitized keyless access and start and end bookings using Zoomcar’s mobile app, The IoT devices also facilitate GPS monitoring by Zoomcar of in-trip vehicles, which serves a data collection function that is important to Zoomcar and also enables us to facilitate arranging roadside assistance services for Guests if required during a trip booked through our platform.

We have no control over the quality or functionality of the IoT devices distributed to Hosts and such devices may not function as intended or may be out of service during the course of a booking or while a Guest is attempted to access a booked vehicle. Failures to provide the seamless keyless functions may deny or delay Guests’ quick access to the vehicles, thus reducing Guests’ interest in utilizing our platform. If GPS tracking and data collection features are not in working order, Guests could access to our roadside connectivity assistance services which, in turn, could lead to a less favorable customer experience by Guests particularly in the event of an in-booking emergency. Hosts, in turn, may rely on Zoomcar’s customer support functionality to facilitate connecting Guests to emergency services in the event of a vehicle accident or other situation that, if unresolved, could result in damage to a Host vehicle. If Zoomcar is unable to help Guests that encounter problems during bookings connect with roadside assistance, result damages to Host vehicles or trip cancellations could result in complaints and negative reviews from both Hosts and Guests, and higher incidents of damages claims to Zoomcar by Hosts, leading to adverse consequences to our reputation, brand, business, prospects, and operating results.

We do not have long term contracts with the third-party suppliers of the IoT devices distributed to our Hosts and such suppliers can reduce quantities or terminate their sales of IoT devices to us at any time. Any adverse changes in such supply or the costs of such products or services may adversely affect our operations.

We collaborate with third-party suppliers who regularly provide products and services, including but not limited to IoT devices and software integrations, to us. We do not have long term purchase agreements in place with our current suppliers of the IoT devices that we program and require our Hosts to affix to vehicles that they register to our platform and our suppliers could reduce the quantity of or discontinue providing IoT devices suitable for our needs. While we do not currently anticipate material challenges to identifying replacement suppliers if shortages of IoT devices occur, we are reliant on third parties to provide such devices and unanticipated shortages or an inability to identify new suppliers if our existing suppliers cease to be willing or able to provide the IoT devices on terms and at costs acceptable to Zoomcar may occur. Any such shortages, reductions or terminations in IoT device supply arrangements could have a material adverse impact on our revenues, profits and financial condition. Additionally, if the market prices for IoT devices that are suitable for our needs goes up, we may need to purchase the devices at a comparatively higher price, which may materially and adversely affect our business, financial condition and results of operations.

We have limited control over the operations of our suppliers and other business partners and any significant interruption in their operations may have an adverse impact on our operations. For example, a significant interruption in the operations of our supplier’s production facilities could cause delay or termination of shipment of the IoT devices to us, which may, in turn, reduce or delay our ability to pre-program and distribute such devices to Hosts. If Hosts cannot obtain and affix GPS-enabled IoT devices to their vehicles, they may terminate vehicle registration processes and their vehicles will not be available for bookings on our platform. If we could not solve the impact of the interruptions of operations of our suppliers, our business operations and financial results may be materially and adversely affected.

As our operations continue to scale and grow, we anticipate needing increased numbers of IoT devices, and our demand therefor may exceed the capabilities of our existing suppliers. If our suppliers cease to supply adequate numbers of IoT devices to us, or if we need alternative sources of supply for any other reason, those devices may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and the installation of such devices on vehicles which Hosts wish to add to our platform may be delayed. We may not be able to find adequate alternative or additional suppliers in a reasonable period of time or on commercially acceptable terms, if at all. An inability to obtain sufficient supply of IoT devices which we can program for platform use may delay installation of such devices on vehicles that would otherwise become registered or more promptly registered to our platform, harm our relationships with Hosts, or force us to curtail or cease operations, which could adversely affect our business, financial condition and results of operations.

Maintaining and enhancing our brand and reputation is critical to our business prospects. While we have taken significant steps to build and improve our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer.

As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our platform offerings. Our brand and reputation may also be harmed by events outside of our control, including by perceptions of our business or our platform which are subjective in nature. For example, if Hosts misrepresent the features or safety of their vehicles in platform listings or otherwise provide diminished quality of vehicles, Guests may not have positive experiences with bookings and may not return to the platform for future transportation needs. If Guests, in turn, do not treat Host vehicles with care, engage in reckless driving or other malfeasance during booked trips or violate platform terms and conditions or use Host vehicles in the commission of crimes or illegal acts, their actions could cause Hosts to withdraw vehicles from our platform or pursue damages claims against Zoomcar. Events ranging from unanticipated litigation involving Zoomcar to trip cancellations by Guests may affect perceptions of our business by individual Hosts and Guests or of larger numbers of persons or groups of persons about our platform and the perceived benefits or risks to booking cars through our platform. Because our ratings and review system encourages and facilitates public sharing of Hosts’ and Guests’ experience with bookings and with our platform, platform users have a forum to express describe their individual, subjective experiences with Host vehicles, bookings and any other aspect of our business, which may not always be favorable. Although we monitor usage of our platform review and ratings systems, we cannot control behaviors of our customers and from time to time, platform features designed to encourage productive information sharing may lead to dissemination of information which is misleading, misrepresentative, false and which may be damaging to our reputation. Any of the foregoing, among other facts and circumstances, may result in unfavorable press coverage about Zoomcar and our reputation and, consequently, our business may be harmed.

The acceptance of our brand will depend partially on maintaining a good reputation, minimizing the number of safety incidents, continuing an improved culture and workplace practices, improving existing functions, feature and technologies, developing new functions, features and technologies of our platform, maintaining a high quality of customer service and ethical behavior and continuing our marketing and public relations efforts. Our brand promotion, reputation building, and media strategies involve and will continue to involve significant costs, yet may not be successful. We anticipate that other competitors and potential competitors will scale and expand their business, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully maintain our brand in the current or future competitive environment or if events occur in the future which negatively affect public perception of our company, our brand and reputation would be further damaged, and our business may suffer.

The impact of adverse or changing economic conditions, including the resulting effects on consumer spending or mobility patterns, may adversely affect our business, financial condition, and results of operations.

Our business depends on the overall demand for vehicle bookings. Any significant weakening of the economy in our operating jurisdictions or of the global economy, including the current macroeconomic downturn, more limited availability of credit, economic uncertainty, inflation, financial turmoil affecting the banking system or financial markets, increased unemployment rates, restrictions and reduction in domestic or international travel, fluctuations in the price or availability of gasoline, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty may cause some of our current or potential Hosts and Guests to curtail their use of our platform. In addition, travel has been disproportionately impacted by COVID-19 and may further be disproportionately impacted by a macroeconomic downturn. In response to such downturns, Hosts and Guests may not use or spend on our platform at rates we expect, even after the economic effects of COVID-19 subside, thus further reducing demand for vehicle bookings. These adverse conditions, including the macroeconomic downturn caused by COVID-19, have in the past resulted, and could in the future result, in reductions in consumer spending, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown, including the current macroeconomic downturn, or any subsequent recovery generally. In addition, increases in inflation may cause Guests to decrease travel or choose alternative or lower cost methods of transportation versus utilizing our platform. If the conditions in the general economy significantly deviate from present levels and continue to deteriorate as a result of COVID-19 or otherwise, our business, financial condition, and results of operations could be adversely affected.

Increases in, labor, energy, and other costs could adversely affect our operating results.

Factors such as inflation, increased labor and employee benefit costs, and increased technology upgrade and update costs, as well as other inflationary pressure, may increase our operating costs. Many of the factors affecting such costs are beyond our control cause these increased costs may cause us to pass costs on to Hosts and Guests by increasing certain fees paid by them to us, which may cause booking volume to decline which would harm our business and operating results.

Our workforce and operations have grown substantially since our inception, and we expect that they will continue to do so. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.

Since our inception, we have experienced significant growth in the scale of our operations and our workforce has also grown substantially. This expansion increases the complexity of our business and places significant strains on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, increase our costs, and negatively affect our results of operations. In addition, as our operations have expanded, our headcount has increased significantly over time, and we have increased reliance on third-party suppliers of IoT devices and other providers, which introduces additional complexities, including increasingly complex and expanding reporting structures. Our business is becoming increasingly complex, and this complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management.

We expect to continue increasing our headcount and hiring more specialized personnel in the future as we grow our business. We will need to continue to hire, train, integrate, and manage additional qualified website developers, software engineers, account services personnel, government relations, legal and compliance personnel, and sales and marketing staff, and improve and maintain our technology to properly manage our growth. If our new hires do not perform as expected or take longer than expected to ramp up, if we are unsuccessful in hiring, training, integrating, and managing these new employees, or if we are not successful in retaining our existing employees, our business may be harmed.

Further, to accommodate our expected growth, we must improve and maintain our platform, technology, systems, and network infrastructure. Failure to effectively upgrade our technology or network infrastructure to support the expected increased traffic on our platform could result in unanticipated system disruptions, slow response times, or poor experiences for Hosts and Guests. To manage the expected growth of our operations and personnel and to support financial reporting requirements, we will need to improve our transaction processing and reporting, operational and financial systems and reporting, procedures, and controls. These improvements will be particularly challenging to realize if we acquire new operations with different systems or if we continue to rely on manual financial reporting practices. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. If we are unable to expand our operations, improve our financial reporting processes, and hire additional qualified personnel in an efficient manner, it could adversely affect our business, customer and investor satisfaction, compliance with regulations and laws, and cause our expenses to grow disproportionately relative to our revenue, and our financial performance and future prospects will be adversely affected.

Breaches and other types of security incidents of our networks or systems, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing Hosts and Guests and attract new Hosts and Guests, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects.

In the regular course of our business, we collect, use, store, transmit, and process data and information about Hosts, Guests, employees, and others, some of which may be sensitive, personal, or confidential and make us an attractive target and potentially vulnerable to cyberattacks, computer viruses, electronic break-ins or similar disruptions. Any actual or perceived unauthorized access to or use of such data and information, or breach of our security measures or those of our third-party service providers, could adversely affect our business, operations, and future prospects. While we have taken steps to mitigate our cyberattack risks and protect the confidential information that we have access to, including but not limited to installation and periodical updates of antivirus software and backup of information on our computer systems, our security measures could be breached. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any cybersecurity incident, accidental or willful security breaches or other unauthorized access to our systems could cause confidential information to be stolen and used for criminal purposes. Cybersecurity incidents, security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with our Hosts and Guests could be severely damaged, we could incur significant liability, and our business and operations could be adversely affected. Additionally, if we fail to protect confidential information, we may be susceptible to potential claims such as breach of contract, negligence or other claims. Such claims will require significant time and resources to defend and there can be no assurances that favorable final outcomes will be obtained.

An increasing number of organizations, including large online and offline merchants and businesses, other large Internet companies, financial institutions, and government institutions have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. In addition, users on our platform could have vulnerabilities on their own mobile devices that are entirely unrelated to our systems and platform, but which could mistakenly be attributed to us and our system and platform. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing and ransomware attacks are becoming increasingly common, and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect. If a third party or employee circumvents any of our security measures or those of our third-party service providers, they may access, misappropriate, delete, alter, publish, or modify this information, which could cause interruptions in our business and operations, fraud or loss to third parties, regulatory enforcement actions, litigation, indemnity obligations, competitive harm, and other possible liabilities, as well as negative publicity. Widespread negative publicity may also result from real, threatened, or perceived security compromises (or lack of adequate security measures) of our industry, competitors, Hosts, and Guests. Concerns regarding privacy and data security could cause some Hosts and Guests to stop using our services, and for employees to be less satisfied with their employment with us and potentially leave the company or institute claims against us. This discontinuance in use and the potential failure to acquire new Hosts and Guests, and similar personnel issues, could substantially harm our business, results of operations, financial condition, and future prospects.

Our information technology systems, internal computer systems, cloud-based computing services, and those of our current and any future third-party service providers are vulnerable to interruption and intrusion. Cyberattacks and other malicious internet-based activity, such as insider threats, computer malware, hacking, and phishing attempts continue to increase. Any cybersecurity incident or material disruption or slowdown of our systems could cause outages or delays in our services, which could harm our brand and adversely affect our operating results. Our failure to implement adequate cybersecurity protections could subject us to claims for any breach of security, particularly if it results in disclosure of information relating to our Hosts or Guests. If changes in technology cause our systems to become obsolete, or if our systems are inadequate to facilitate our growth, we could lose Hosts or Guests, and our business and operating results could be adversely affected. From time to time, and most recently in 2018, we have experienced security incidents or attempted attacks, and in some instances, individuals have had their personal information compromised. We conduct investigations when we become aware of such incidents and/or attempted attacks (although our investigations may not be able to determine the method of attack) and may notify affected persons, as necessary. In addition to traditional computer “hackers” employing malicious code (such as viruses, worms, and ransomware) to breach our systems and platform, we are susceptible to and monitor for social engineering, cyber extortion, and personnel theft or misuse.

We may also be the subject of denial of service attacks, server malfunction, software or hardware failures, loss of data or other computer assets, adware, or other similar issues. Threat actors, nation states, and nation state-supported actors engage in cyberattacks, including for geopolitical reasons, continued opportunistic monetary reasons, and in connection with military conflicts and operations. During times of war and other major conflicts, we and our third-party service providers may be vulnerable to these attacks, including cyberattacks that could materially disrupt our systems, platform and operations. While we have security measures in place to protect customer information and prevent data loss, service interruption, and other security breaches, we cannot guarantee that our security measures or our third-party service providers’ security measures will be sufficient to protect against unauthorized access to, or other compromise of, personal information, confidential information, or proprietary information or of disruptions or damage to our systems. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to anticipate such techniques or implement adequate preventative measures or stop security breaches that may arise from such techniques. As a result, our safeguards and preventive measures may not be adequate to prevent current or future cyberattacks and security incidents, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material and adverse impact resulting from the breach.

We are required to comply with laws, rules, industry standards, and regulations that require us to maintain the security of personal information in the jurisdictions where we operate. We may also have contractual and other legal obligations to notify relevant stakeholders of security breaches. Failure to prevent or mitigate cyberattacks could result and has in the past resulted in unauthorized access to such data, including personal information. The jurisdictions in which we operate have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain partners may require us to notify them in the event of a security breach. Such disclosures are and could be costly, could lead to negative publicity, may cause Hosts and Guests to lose confidence in the effectiveness of our security measures and to not use our services, and may require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. In addition, the costs to respond to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any system vulnerability may be unsuccessful, and our efforts and any related failures to contain or remediate any breach or vulnerabilities could result in interruptions, delays, loss in customer trust, harm to our reputation, and increases in our insurance premiums.

We do not currently have insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. While we may obtain cyber liability insurance in the future, we cannot assure you that such insurance coverage will adequately cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or that results in changes to insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Our risks are likely to increase as we continue to expand, grow our Host and Guest base, and process, store, and transmit increasingly large amounts of confidential, proprietary and sensitive data.

We face competition and could lose market share to competitors, which could adversely affect our business, financial condition and operating results.

We face and expect to continue to face competition from ride sharing companies, car rental and taxi companies. The car sharing market in particular is intensely competitive and is characterized by rapid changes in technology, shifting guest needs and preferences, and frequent introductions of new services and offerings. We expect competition to increase, both from existing competitors and new entrants in the markets in which we operate or plan to operate, and such competitors may be well-established and enjoy greater resources or other strategic advantages. If Zoomcar is unable to anticipate or successfully react to these competitive challenges in a timely manner, Zoomcar’s competitive position could weaken, or fail to improve, and Zoomcar could experience a decline in revenue or growth stagnation that could adversely affect Zoomcar’s business, financial condition and operating results.

Certain of our current and potential competitors may have greater financial, technical, marketing, research and development skills and other resources, greater name recognition, longer operating histories or a larger global user base than we do. Such competitors may be able to devote greater resources to the development, promotion and sale of offerings, and they may be able to offer lower prices in certain markets than we do, which could adversely affect our business, financial condition and operating results. These and other factors may allow our competitors to derive greater revenue and profits from their existing user bases, attract and retain Hosts and Guests at lower costs or respond more quickly to new and emerging technologies and trends. Current and potential competitors may also establish cooperative or strategic relationships, or consolidate, amongst themselves or with third parties, which may further enhance their resources and offerings relative to ours.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including but not limited to:

●	acceptance of car-sharing and the use of our platform to solve transportation needs in the emerging markets in which we operate;

●	our ability to attract and retain Guests and Hosts to use our platform;

●	the popularity and perceived utility, ease of use, performance and reliability of our platform;

●	our brand strength and recognition;

●	our pricing models and the prices of our offerings;

●	our ability to manage our business and operations during the ongoing COVID-19 pandemic and related travel restrictions;

●	our ability to continue developing platform features which appeal to changing customer preferences;

●	our ability to continue leveraging and enhancing our data collection and analytics capabilities;

●	our ability to establish and maintain relationships with strategic partners and third-party suppliers or providers;

●	changes mandated by legislation, regulatory authorities or litigation, including settlements, judgments, injunctions and consent decrees, as well as changes that we may elect to make ourselves in the face of potential litigation, legislation, or regulatory scrutiny;

●	our ability to attract, retain and motivate talented employees; and

●	our ability to raise additional capital as needed.

If we are unable to compete successfully, our business, financial condition and operating results could be adversely affected.

We rely on mobile operating systems and application marketplaces to make its platform available to Hosts and Guests, and failure to effectively operate with or receive favorable placements within such application marketplaces could adversely affect Zoomcar’s business, financial condition and operating results.

We depend in part on mobile operating systems, such as Android and iOS, and their respective app marketplaces, to make our app available to Hosts and Guests. Any changes in such systems and app marketplaces that degrade the functionality or popularity of our app could adversely affect our platform’s usage on mobile devices and may adversely affect our user ratings and reviews in app marketplaces. If such mobile operating systems or app marketplaces limit or prohibit us from making our app available to Hosts and Guests, or if such systems or marketplaces make changes that degrade the functionality of our app, slow the rollout of our app on other app marketplaces, increase the cost of using our app, impose terms of use that are unsatisfactory to us, require users to opt in to enable marketing or advertising features, or modify their search or ratings algorithms in ways that are detrimental to us, our Guest growth may be negatively affected. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

Our business depends on attracting and retaining capable management, technology development and operating personnel.

Our success depends in large part on our ability to attract and retain high-quality management, technology development and operating personnel. Competition for qualified employees is intense in our industry. There can be no assurance that members of our management team will continue to work for Zoomcar, or that we will be able to continue to attract or retain employees focused on technology development or other important aspects of our business and operations. Our employees, including members of our management team, could leave our company with little or no prior notice and would be free to work for a competitor. The loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required to carry out our business plans, all of which may be more difficult during the COVID-19 pandemic, could harm our operating results and impair our ability to grow. If we were to lose key members of our management or technology teams, we would need to replace them with qualified individuals in a timely manner or else our business, results of operations and financial condition could be adversely impacted. Additionally, certain of our executive officers and directors may allocate their time to other businesses, thereby causing potential conflicts of interests which could have a negative impact on our business operations.

We also do not maintain “key person” life insurance on any of our employees. The departure of one or more of our senior management team members or other key employees could be disruptive to our business until we are able to hire qualified successors.

To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate and grow our business effectively. If we fail to identify, hire, train and retain the qualified management or technology personnel in the future, it may materially and adversely affect our business, financial condition, results of operations and prospects.

We are subject to payments-related risks.

We accept payments using a variety of methods, including credit or debit cards, or digital payment alternatives like UPI (in India) or other country specific digital wallet platforms. As our payment policies are subject to change from time to time in accordance with evolving legal requirements and market availability of mobile and other payment systems in different jurisdictions where we operate, we offer new payment options to Hosts and Guests from time to time, subject to additional regulations, compliance requirements, and fraud risks. For certain payment methods, including credit and debit cards, we pay interchange and other fees that may increase over time and raise our operating costs and lower profitability.

We rely on third-party payment processors to process payments, refunds, and reimbursements. Under our commercial agreements with these third parties, they may terminate the relationships with us at any time in their sole discretions. If one of these third parties terminates its relationship with us, including as a result of COVID-19-related impacts to its business and operations or for competitive reasons, or refuses to renew its agreement with us on commercially reasonable terms, we could incur substantial delays and expenses in locating and integrating an alternative payment service provider to process payments from Hosts and Guests, and the quality and reliability of any such alternative payment service provider may not be comparable. Further, the software and services provided by these third parties may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Additionally, payment processing software is complex and involves automated processes implemented by us and the third parties that we engage. Therefore, the payment processing software can be misinterpreted and may be susceptible to errors. These risks could cause us, to lose our ability to accept and account for online payment or other payment transactions, make timely payments to Hosts, or result in over- or underpayments to Hosts, any of which could disrupt our business for an extended period of time, make our platform less convenient and attractive to users, expose user information to unauthorized disclosures and abuse, and adversely affect our ability to attract and retain Hosts and Guests, or materially adversely affect our business, financial condition, ability to forecast accurately, and results of operations.

If we are unable to maintain our chargeback or refund rates at levels that credit or debit card issuers, or payment processors deem acceptable, these entities may increase fees for chargeback transactions or for many or all categories of transactions; they may also increase the rates of declining transactions or terminate their relationships with us. Any increases in fees could adversely affect our operating results, particularly if we elect not to raise the prices for transactions on our platform to offset the increase. The termination of our ability to process payments on any major credit or debit cards or through certain online payment service providers or payment processors could significantly impair our ability to operate our business.

We may also be subject to, or may voluntarily comply with, a number of other laws and regulations relating to money laundering, money transmission, international money transfers, privacy and information security, and electronic fund transfers. If we are found to be in violation of such applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payments processing services or otherwise make changes to our business practices.

Any major disruption or failure of our information technology systems, or our failure to successfully implement new technology effectively, could adversely affect our business and results of operations or the effectiveness of internal controls over financial reporting.

We rely on various information technology systems, owned by us and third parties, to manage our operations. Over the last several years, we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and acquiring new systems with new functionality. These activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including impairment of our ability to fulfill trip bookings, maintain books and records, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new or upgraded systems or of integrating new or upgraded systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new or upgraded technology systems may cause disruptions in our business operations and may have an adverse effect on our business and operations if not anticipated and appropriately mitigated.

The successful operation of our business depends upon the performance and reliability of internet, mobile, and other infrastructures that are not under our control.

Our business depends on the efficient, uninterrupted and reliable operations of internet, mobile, and other infrastructures that are not under our control. We may operate in jurisdictions with limited internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device are frequently provided by companies with significant market power, which could result in corporate action that degrades, disrupts, or increases the cost of users’ ability to access our platform. Failure to effectively upgrade our technology or internet infrastructure to support the expected increased utilization of our platform by larger numbers of Hosts and Guests could result in unanticipated system disruptions, slow response times, or poor experiences for Hosts and Guests. In addition, the internet infrastructure that we and users of our platform rely on in any particular geographic area may be unable to support the demands placed upon it. Any such failure in internet or mobile device or computer accessibility, even for a short period of time, could interfere with the speed and availability of our platform. In addition, we have no control over the costs of the services provided by national telecommunications operators. If mobile internet access fees or other charges to internet users increase, consumer traffic may decrease, which in turn may cause our revenue to significantly decrease. If our platform is unavailable when users attempt to access it, or if our platform does not load as quickly as users expect, Hosts and Guests may not return to our platform as often in the future, or at all, and may use our competitors’ products, services, or offerings more often. Although we have attempted to prepare for contingencies through redundancy measures and disaster recovery plans, such preparation may not be sufficient, and we do not carry business interruption insurance. Despite any precautions we may take, the occurrence of a natural disaster, such as an earthquake, flood or fire, or other unanticipated problems in the jurisdictions where we operate, including power outages, telecommunications delays or failures, break-ins to our systems or computer viruses, could result in delays or interruptions to our platform, our app and website, and loss of data and business interruption for us and our Hosts and Guests. Any of these events could damage our reputation, significantly disrupt our operations and subject us to liability, which could materially and adversely affect our business, financial condition and results of operations.

Our business operations may result in losses for which we are not insured.

Our current business model consists of a peer-to-peer car-sharing platform which facilitates sharing of vehicles between Hosts and Guests. In this context, we are a facilitator of vehicle bookings but disclaim legal responsibility for cars owned by Hosts and for actions by Hosts and Guests on our platform and during bookings. Our platform terms and conditions, applicable across all jurisdictions in which we currently operate, inform Hosts and Guests that booking, sharing and using cars through the platform is undertaken at their own risk; the lease agreement entered into between Hosts and Guests prior to each booking that occurs in India also disclaims our responsibility for Host and Guest property and for other damages incurred in relation to bookings. We also include in our platform terms and conditions a limit on our overall liability equal to the greater of the booking value of each trip and USD $150.00. However, we cannot be certain of the extent to which such disclaimers and limitations would be upheld as legally enforceable in every jurisdiction or circumstance. We regularly receive communication from Hosts (and from time to time, Guests) asserting that we are responsible, and requesting reimbursement, for damages to vehicles, lost property and other losses. All of our Guests pay a “value added” trip protection fee as part of a booking, which fees we apply, in our discretion, to the costs of reimbursement of Hosts for vehicle damages or repairs resulting from accidents or other events during bookings. However, the amount available to us from Guest trip protection fees is not sufficient to offset the amounts requested to cover the cost of all damages claims, nor do we attempt to offset all such requests to cover vehicle damage. As a result, we often remain at a risk of residual claims that we may have to absorb in absence of a third-party insurance.

Further, we currently do not carry any insurance to protect against third-party damage claims tied to death, personal injury, Host vehicle damages, or Guest or Host theft or other losses, or third-party property damage. Although Hosts may insure their own vehicles to varying extents and are required to do so by law, we do not carry out independent verification of Host insurance coverage, nor does Host vehicle insurance coverage, to the extent it exists, insulate us, in full or in part, from all types of damages claims or claims for third-party indemnification associated with damages. We may therefore be subject to claims of significant liability based on any of the foregoing or based on other events or circumstances which occur during a booking or relate in some other manner to our platform or our business. We do not maintain balance sheet reserves to cover costs of defending, disputing, adjudicating, satisfying or settling any such claims if they are asserted against us and we may not be able to succeed in any such actions, should they materialize and be determined to result in liability to us. While we intend to expand our insurance coverage in the future, there can be no guarantee that we will be able to obtain additional insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. As our business continues to grow, incidences of such claims may also increase and, unless we obtain insurance coverage for such matters, we may choose or be required to absorb larger parts of such uninsured claims to avoid becoming subject to legal proceedings that could be resolved against us, which could lead to business losses and adversely affect our business, financial conditions and results of operations. Should uninsured losses occur, they could adversely affect our business, results of operations and financial condition. Further, our being subject to claims of liability, we may be subject to negative publicity and incur additional expenses, which could harm our business, financial condition, and operating results.

We are in the process of remediating identified material weaknesses in our internal controls and if we fail to remediate these weaknesses, or if we experience additional material weaknesses in the future, or otherwise fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies, which may adversely affect investor confidence in the Company and the market price of our stock.

Zoomcar has identified certain material weaknesses in Zoomcar’s internal controls over financial reporting. These material weaknesses primarily relate to the following matters that are relevant to the preparation of our consolidated financial statements: (a) our controls were not adequately designed to properly monitor and document related party transactions, (b) our controls over independent review and documentation of third-party specialists and advisors reports were not operating effectively, (c) our controls over financial reporting, specifically related to the inadequacy of our financial reporting policies and procedures were not operating effectively, and (d) our controls were not adequately designed to provide sufficient documentation and review of the operating effectiveness of Information Technology General Controls (‘ITGC’) for information systems that are relevant to the preparation of the Company’s consolidated financials. Zoomcar is in the process of designing and adopting plans and procedures in order to remediate these weaknesses, which it has begun implementing and expects to continue to develop and refine in the near term. In light of the aforementioned material weaknesses, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed financial statements for the periods covered by and included in this Report fairly present, in all material respects, our financial position, results of operations and cashflows for the periods presented in conformity with GAAP.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Although we are required to disclose changes made in its internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of its internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC.

Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.

To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. The actions we are taking are subject to ongoing executive management review and are also subject to the oversight of the Audit Committee. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate these material weaknesses, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our condensed financial statements may be materially misstated. Further, testing and maintaining internal control can divert Zoomcar’s management’s attention from other matters that are important to the operation of Zoomcar’s business. Additionally, when evaluating Zoomcar’s internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. Investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected if any of the following occurs: (i) we identify any material weaknesses in its internal control over financial reporting; (ii) we are unable to comply with the requirements of Section 404 in a timely manner; (iii) we assert that our internal control over financial reporting is ineffective; or (iv) our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company. We could also become subject to investigations by the SEC, the stock exchange on which its securities are listed or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.

If we do not adequately protect our intellectual property and our data, our business, results of operations, and financial condition could be materially adversely affected.

We rely on a combination of trademark, copyright, domain names, trade names and trade secret laws, international treaties, our terms of service, other contractual provisions, user policies, restrictions on disclosures, and confidentiality agreements with our employees and consultants to protect our intellectual property rights from infringement and misappropriation. We currently have 20 registered trademarks, 4 pending trademark applications, 4 pending patent applications in India and 7 domain names.

There is no assurance that our pending or future trademark, patent, and copyright applications will be approved. Furthermore, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business and some of the platform features and other customization of software that is important to our operations is not protected by registered intellectual property rights. There can be no assurance that others will not offer technologies, functions, features, or concepts that are substantially similar to ours and compete with our business, or copy or otherwise obtain, disclose and/or use our brand, platform features, design elements, our search-and-ranking algorithms and machine-learning and artificial intelligence-enhanced tools and capabilities or other information that we consider proprietary without authorization. We may be unable to prevent third parties from seeking to register, acquire, or otherwise obtain trademarks, copyrights or domain names that are similar to, infringe upon or diminish the value of our trademarks, copyrights, and our other proprietary rights. Third parties may obtain or misappropriate certain of our data through website scraping, robots, or other means to launch copycat sites, aggregate our data for their internal use, or to feature or provide our data through their respective websites, and/or launch businesses monetizing this data. While we routinely employ technological and legal measures in an attempt to divert, halt, or mitigate such operations, we may not always be able to detect or halt the underlying activities as technologies used to accomplish these operations continue to rapidly evolve.

If the protection of our proprietary rights and data is inadequate to prevent unauthorized use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and our competitors may be able to more effectively mimic our technologies, offerings, or features or methods of operations. Even if we do detect violations or misappropriations and decide to enforce our rights, litigation that may be necessary to enforce our rights may not be pursued by us, as it may be time-consuming and expensive, and divert our management’s attention. Additionally, a court of a competent jurisdiction may determine that certain of our intellectual property rights are unenforceable. If we fail to protect our intellectual property and data in a cost-effective and meaningful manner, our competitive standing could be harmed; our Hosts, Guests, other consumers, and corporate and community partners could devalue the content of our platform; and our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

We have been, and may in the future be, subject to claims that we or others violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition.

The internet and technology industries are characterized by significant creation and protection of intellectual property rights and by frequent litigation based on allegations of infringement, misappropriation, or other violations of such intellectual property rights. There may be intellectual property rights, including registered or pending patents, trademarks, and copyrights, and applications of the foregoing, held by others that they allege cover significant aspects of our platform, technologies, content, branding, or business methods. Moreover, companies in the Internet and technology industries are frequent targets of practicing and non-practicing entities seeking to profit from royalties in connection with grants of licenses.

We have received communications alleging unauthorized use of third-party trademarks in the past, and may receive in the future, communications from third parties, including practicing and non-practicing entities, claiming that we have infringed, misused, or otherwise misappropriated their intellectual property rights. Additionally, we have been, and may in the future be, involved in claims, suits, regulatory proceedings, and other proceedings involving alleged infringement, misuse, or misappropriation of third-party intellectual property rights, or relating to our intellectual property holdings and rights. Intellectual property claims against us, regardless of merit, could be time consuming and expensive to litigate or settle and could divert our management’s attention and other resources.

Claims involving intellectual property could subject us to significant liability for damages and could result in our having to stop using certain technologies, content, branding, or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding, or business methods, which could require significant efforts and expenses and make us less competitive. Any of these results could materially adversely affect our business, results of operations, and financial condition.

We may introduce new platform offerings or changes to existing platform offerings or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, and other intellectual property rights claims from competitors, other practicing entities, and non-practicing entities. Any failure in maintaining, protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

The war in Ukraine could materially and adversely affect our business and results of operations.

The recent outbreak of war in Ukraine has already affected global economic markets, including a dramatic increase in the price of oil and gas, and the uncertain resolution of this conflict could result in protracted and/or severe damage to the global economy. Russia’s recent military interventions in Ukraine have led to, and may continue to lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets and thus could affect the global markets, and potentially, our business.

As we started our business in 2013 and have expand our business across over 50 cities in three countries, with an anticipation to further expand internationally, our performance is affected by global economic conditions as well as geopolitical issues and other conditions with international reach. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast financial results. As a result of the recent movement of Russian military units into provinces in Ukraine, the United States, the European Union, the United Kingdom and other jurisdictions have imposed sanctions on certain Russian and Ukrainian persons and entities, including certain Russian banks, energy companies and defense companies, and have imposed restrictions on exports of various items to Russian and certain regions of Ukraine (including the self-proclaimed Donetsk People’s Republic and Luhansk People’s Republic and Crimea). Moreover, on February 22, 2022, the Office of Foreign Assets Control of the United States issued sanctions aimed at limiting Russia’s ability to raise funds through sovereign debt. These geopolitical issues have resulted in increasing global tensions and create uncertainty for global commerce. Any or all of these factors could negatively affect demand for our platform and our business, financial condition and result of operations. In addition, new requirements or restrictions could come into effect which might increase the scrutiny on our business or result in one or more of our business activities being deemed to have violated sanctions. Our business and reputation could be adversely affected if the authorities of United States, the European Union, the United Nations, or other jurisdictions were to determine that any of our activities constitutes a violation of the sanctions they impose or provides a basis for a sanction designation of us.

However, as of the date of this report, we do not have any business, operation or assets in Russian or Ukraine, nor do we have any direct or indirect business or contracts with any Russian or Ukraine entity as a supplier or Host or Guest. Additionally, we do not have any knowledge as to whether our Hosts or Guests have any business, operation or assets in Russia or Ukraine, or have any direct or indirect business or contracts with any Russian or Ukrainian entity. Consequently, we do not expect that Russia’s invasion of Ukraine will have any material impact on our business operations, including but not limited to our platform and consumer demand. Additionally, we believe the cybersecurity risks are not material to our business, and there is no new or heightened risk of potential cyberattacks on the Company by state actors or others since Russia’s invasion of Ukraine.

The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military actions or resulting sanctions may magnify the impact of other risks described in this section. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond their control. Prolonged unrest, intensified military activities or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks related to International, Regulatory and Legal Matters

Our business is subject to certain laws and regulations in the jurisdictions in which it operates, many of which are currently evolving, and the risk of unfavorable interpretations or failure to comply with such laws and regulations could harm Zoomcar’s business, financial condition and results of operations.

Our platform currently operates across 50 cities in three countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we operate our business, which are evolving and may change from time to time, which may give rise to inconsistent or ambiguous interpretations among local, regional, or national laws or regulations applicable to our business. Compliance with laws and regulations of different jurisdictions imposing varying standards and requirements is burdensome for businesses like ours, imposes added cost, increases potential liability to our business, and makes it difficult to realize business efficiencies and economies of scale.

Relative to India, which is the location of our headquarters and the market where we currently have the largest number of bookings, we operate as an asset-light peer-to-peer carsharing business based on an interpretation of current legal and regulatory requirements. The operation of our business is informed by a regulatory framework which includes but is not limited to, the India Motor Vehicle Act, 1988 (“MVA”), which informs how we operate and the ways in which we promote our business. However, there can be no assurance that our interpretation of relevant Indian laws and regulations, including the MVA, is complete or correct, or that transportation authorities in India will interpret the MVA or other applicable regulations the same way that we do. In the event that the MVA or other applicable laws and regulations are interpreted in a manner unfavorable to us, we could become the subject of investigations and could potentially face fines, duties, judgments or other negative consequences, which could materially adversely affect our business and results of operations. Additionally, as our business continues to grow and evolve, laws and regulations will be amended to address the evolution of our business, resulting in new and unpredictable legal and regulatory obligations in emerging markets. It may be difficult for us to comply with the new laws and regulations that will be developed to address changes in our industry and business, and we cannot guarantee that we will be able to comply with such new laws and regulations. If our current or future business models are determined to be noncompliant with the national, regional, and local laws and regulations, we may be required to make costly adjustments to our business model, which could result in negative consequences, many of which may be outside of our control and impossible to predict.

In Indonesia, the relevant transport authorities enforce mandatory requirements wherein the car owners in ride hailing business have to register to an “existing cooperative society” or establish a “new cooperative society.” These cooperatives function like taxi unions/associations which usually cater to concerns of ride hailing taxi service providers. Local authorities might take a conservative view and mandate such registration requirements for us or our Hosts, which could lead to host dissatisfaction as well as adverse impact on vehicle supply on our platform. In the event of non-compliance of such registration, both Zoomcar and the Hosts may become susceptible to negative judicial/administrative actions, including but not limited to fines, penalties, suspension of the registration of the vehicles, suspension of our business license, restrictions on business activities or altogether a revocation of our business activities, which could have an adverse impact on our business, financial conditions, and results of operation.

In addition to laws and regulations directly applicable to the peer-to-peer car sharing businesses, we are subject to laws and regulations governing other aspects of our business practices, including laws and regulations relating to use of the Internet, e-commerce, and electronic devices, as well as those relating to taxation, online payments, automobile-related liability, consumer privacy and data protection, pricing, content, advertising, discrimination, consumer protection, protection of intellectual property rights, distribution, messaging, mobile communications, environmental matters, labor and employment matters, claims management, electronic contracts, communications, Internet access, securities and public disclosure, corruption and anti-bribery, and unfair commercial practices. In addition, climate change and greater emphasis on sustainability could lead to regulatory efforts to address the carbon impact of transportation and mobility, which could have a negative impact on our business.

In addition, the jurisdictions in which we have business operations may in the future enact new laws and regulations relating to emissions and other environmental matters associated with peer-to-peer car sharing operations, the peer-to-peer car sharing industry generally, and the operation of our business. The interpretation and enforcement of such laws may involve significant uncertainties. New laws and regulations that affect our existing and proposed future businesses may also be applied retroactively in ways that we cannot predict with certainty.

We cannot predict the effect that the interpretation of existing or new laws or regulations may have on our business. Any of the foregoing or similar occurrences or developments could significantly disrupt our business operations and restrict us from conducting a substantial portion of our business operations in these jurisdictions, which could adversely affect our business, financial condition or operating results.

Any failure or perceived failure to comply with existing or new laws and regulations, including the ones described in these risk factors, or with orders of any governmental authority, including changes to or expansion of their interpretations, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets or enforcement actions in one or more jurisdictions. This failure or perceived failure could also result in the imposition of additional compliance and licensure requirements on us, as well as increased regulatory scrutiny of our business. In addition, we may be forced to restrict or change our operations or business practices, make updates or upgrades of our platform, or delay planned launches or improvements of new features, functions and technologies. Any of the foregoing could materially adversely affect our brand, reputation, business, financial condition, and results of operations.

Geographic areas in which Zoomcar operates and plans to operate in the future have been and may continue to be subject to political and economic instability.

We have historically conducted all of our business operations in India and have only recently expanded our platform into Egypt and Indonesia. Our growth strategy is premised on the rapid expansion of our platform into emerging markets. Several of the countries in which we operate or plan to operate our business have previously, and in the future may be, subject to instances of political instability, civil unrest, hostilities, terrorist activities and economic volatility. Any such events may lead to, among other things, declines in Host and Guest demand for our platform, whether arising from safety concerns, a drop in consumer confidence, a general deterioration of economic conditions, currency volatility, adverse changes to the political and regulatory environment, or otherwise. Any such developments and any other forms of political or economic instability in our markets may harm our business, financial condition and operating results.

We are subject to risks associated with operating in rapidly evolving emerging markets.

To continue growing our business, we plan, in the future, to strengthen our operations and presence in existing emerging markets and to expand into other emerging markets, which may include, without limitation, markets in Southeast Asia, Middle East/North Africa, and Latin America. We have limited experience operating in jurisdictions outside India and plan to continue our efforts to expand into other jurisdictions. Business operations in multiple jurisdictions and markets is difficult, time consuming and expensive, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks associated with operating in emerging markets, including but not limited to the following:

●	operational and compliance challenges caused by distance, language, and cultural differences, including but not limited to the additional cost and resources required to localize our services, the translation of our mobile app, website and platform into foreign languages, and the adaptation of our operations to local cultures and practices, and any changes in such cultures and practices;

●	unexpected and more restrictive laws and regulations, as amended from time to time, including those laws and regulations governing internet activities, peer-to-peer car sharing platforms, leasing or renting cars, insurance requirements, licensing and usage of vehicles, employment, tax, licensing and permitting, identify verification and screening, email and text messaging, collection and use of personal information, privacy and data protection, payment processing, currency regulation, auto insurance scores, or other third-party data sources for trust and safety screening purposes, and other activities important to our online business practices;

●	differing levels of technological compatibility with our platform and social acceptance of our brand and platform, and competition with companies that understand the local market better than we do or that have preexisting relationships with potential Hosts and Guests in those markets;

●	legal uncertainty regarding our liability for the actions of Hosts and Guests, including uncertainty resulting from unique local laws or a lack of clear precedent of applicable law;

●	dependency on third-party suppliers for the provision of essential business products/services including but not limited to IoT devices and software integrations in different jurisdictions.

●	difficulties in managing and staffing international operations, including uncertainties and difficulties related to our foreign employees’ membership in labor unions and work councils, as well as complexities associated with foreign employees’ entry into collective bargaining agreements that require less oversight and training by Zoomcar;

●	fluctuations in currency exchange rates;

●	higher levels of credit risk and payment fraud;

●	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

●	increased financial accounting and reporting burdens, in addition to complexities and difficulties relating to the implementation and maintenance of adequate internal controls;

●	difficulties in implementing and maintaining the financial systems and processes needed to enable compliance across multiple offerings and jurisdictions;

●	public health concerns or emergencies, such as the COVID-19 pandemic and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate;

●	managing operations in markets in which cash transactions are favored over credit or debit cards;

●	political, social, and economic instability abroad;

●	terrorist attacks, including data breaches and security concerns;

●	breakdowns in infrastructure, utilities, and other services;

●	exposure to a business culture in which improper business practices may be prevalent;

●	compliance with various anti-bribery laws; and

●	reduced or varied protection of intellectual property rights in some countries.

While we believe that the present regulatory environment in our target markets is generally favorable, this could and may change over time. If the regulatory environment in our target markets becomes more unfavorable for car sharing businesses, this could have a negative impact on our operations in these markets and could adversely impact our ability to achieve sustainable profitability in these markets.

Political changes in the Government of India could delay or affect the further liberalization of the Indian economy and materially and adversely affect economic conditions in India, generally, and our business, in particular.

Our business could be significantly influenced by economic policies adopted by the government of India. Since 1991, successive governments have pursued policies of economic liberalization and financial sector reforms. The government has at various times announced its general intention to continue India’s current economic and financial liberalization and deregulation policies. However, protests against such policies, which have occurred in the past, could slow the pace of liberalization and deregulation. The rate of economic liberalization could change, and specific laws and policies affecting foreign investment, currency exchange rates and other matters affecting investment in India could change as well. While we expect any new government to continue the liberalization of India’s economic and financial sectors and deregulation policies, there can be no assurance that such policies will be continued.

The government of India has traditionally exercised and continues to exercise influence over many aspects of the economy. Our business may be affected by interest rates, changes in policy, taxation, social and civil unrest and other political, economic or other developments in or affecting India.

A change in the government’s economic liberalization and deregulation policies could disrupt business and economic conditions in India generally, and specifically our business and operations, as substantially all of our business and operations are located in India. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may incur liability for the activities of Hosts or Guests, which could harm our reputation, increase our operating costs, and adversely affect our business, financial condition and operating results.

We may be found to be subject to liability for the activities of Hosts and Guests on our platform. For example, we have in the past received, and expect to continue to receive, complaints from Hosts regarding damage to, or loss, theft, or impounding of, their vehicles and requests for damage reimbursement, and from Guests regarding quality or serviceability of the vehicles, other safety and security issues, and actual or perceived discrimination in connection with Hosts declining trips and requests for reimbursement of their trip fees, as well as actual or threatened legal action against us if no reimbursement or perceived incomplete reimbursement is made. In addition, some of our Hosts may list or have listed vehicles on our platform in violation of their lease or financing agreements or personal automobile insurance policies, or in violation of applicable legal restrictions on subleasing. Except for the examination of vehicle registration certificates at the time of the Host onboarding and listing process, we do not screen vehicles for compliance with safety standards or make efforts to determine whether they are legally registered to be driven on public roads, and it is possible that some vehicle registration certificates may be forged, or some of our Hosts may list or have listed vehicles on our platform that fail to meet basic safety or legal requirements for a vehicle. Our trust and safety checks and qualification procedures may not be capable of identifying all quality and safety issues, including safety recalls, and our systems are not designed to identify legal, quality, and safety issues that may occur after initial sign-up. Consequently, we could be and have been subject to liabilities incurred from local or state regulators and courts regarding the activities of Hosts and Guests on our platform or related legal, safety, and security issues.

If we are found to be subject to liability or claims of liability relating to the acts of Hosts or Guests, or for failure to pay fees, fines, or taxes owed by them, we may be subject to negative publicity or other reputational harm, even if we are not found to be subject to such liability, and this may cause us to incur additional expenses, which could harm our business, results of operations, and financial condition.

Host, Guest, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent may undermine the trust and safety or perception of trust and safety of our marketplace and our ability to attract and retain Hosts and Guests, which could materially and adversely affect our reputation, business, results of operations, and financial condition.

We have no control over or ability to predict the actions of our Hosts, Guests, and other third parties, such as additional passengers in, or drivers of, vehicles booked on our platform, and we cannot guarantee the safety of our Hosts, Guests, and such third parties. From time to time, we may be subject to legal proceedings, including personal injury suits, claims, arbitrations, administrative proceedings, and government investigations or enforcement actions in the ordinary course of business. The actions of Hosts, Guests, and other third parties may result in fatalities, injuries, other bodily harm, assault, fraud, invasion of privacy, property damage, trespass, theft, including cases in which we are unable to recover the vehicle, discrimination, harassment, and libel, among other negative impacts, which could create potential legal or other substantial liabilities for us, Hosts, or Guests. For example, Hosts may incur and have incurred liability due to the unlawful actions of their Guests or other third parties Guests allow in the vehicle, such as traffic violations or other legal violations, and Guests may incur and have incurred liability due to the unlawful actions of their Hosts, such as vehicle or registration violations. In addition, there have been rare instances where Guests were pulled over or detained by police because the vehicles they were driving had been reported as stolen by the vehicle owner. Depending on the circumstances, Hosts or Guests may also attempt to assert liability on the part of Zoomcar for unlawful actions stemming from the use of vehicles available on our platform. Such liabilities could materially and adversely affect our reputation, business, results of operations, and financial condition.

In addition, we do not, and may not in the future, undertake to independently verify the safety, suitability, quality, and compliance with our policies or standards of our Hosts’ vehicles. We have created policies and standards to respond to certain issues reported with listings, but certain bookings may pose heightened safety risks to individual users because the underlying issues had never been reported to us. We rely, at least in part, on Hosts and Guests to investigate and enforce many of our policies and standards and report any issues with listings to us, and we cannot guarantee that they will do this promptly or accurately.

Moreover, we cannot conclusively verify the identity of all Guests, nor do we verify or screen third parties who may be present during a trip using a vehicle booked through our platform. While we do some limited screening of Hosts, our trust and safety processes focus primarily on Guests to reduce the risk of vehicle theft and motor vehicle accidents. Our identity verification processes rely on, among other things, information provided by users at onboarding and booking, and our ability to validate that information and we do not require users to re-verify their identity following their successful completion of the initial verification process or require Guests to provide documentation or notification of any updates regarding their driving record or license status. We may not identify instances of identity fraud where a Guest books a vehicle under another person’s identity for criminal or other unlawful purposes. Furthermore, we do not conduct criminal background checks or any other screening processes on Guests and their invitees in a vehicle booked through our platform. Given this ambiguity or potential change, it is possible that we are not now, or may not be in the future, compliant with those laws. Further, the use of criminal background checks or credit checks in our marketplace may open us up to allegations of discrimination. Therefore, we may be subject to negative publicity and incur additional expenses, which could harm our business, results of operations, and financial condition.

Our exposure to exchange rate fluctuations and the translation of local currency results into U.S. dollars could negatively impact our results of operations.

All of our business is transacted and/or denominated in foreign currencies, and fluctuations in currency exchange rates could have a significant impact on our results of operations, financial condition and cash flows. Increased currency volatility, particularly in the Indian Rupee, could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the Rupee relative to other foreign currencies could increase our operating expenses, adversely affecting our results of operations. Any of these factors could adversely affect our financial condition and results of operations in the future.

The effective tax rates governing car rental and car subscription in India could change.

The tax environment continues to evolve in India on a routine basis and remains relatively fluid compared to other more mature markets. The indirect tax rates associated with the Goods and Services Tax (GST) have changed on multiple occasions since the GST’s introduction in 2017. Any further increase in these indirect tax rates could result in a reduction in the Company’s operating cash flow, which could impair our future profitability.

The Indian government could reduce highway infrastructure investments, thereby making car travel significantly less appealing.

The Indian government is currently investing significantly in expanding the country’s underdeveloped network of interstate highways and expressways. Compared to more mature markets, the Indian civil infrastructure is under-invested across its 28 states and 8 Union territories. The development of new highways and expressways makes personal car transportation considerably more desirable, as new highway infrastructure could potentially reduce travel time and overall traffic congestion. These new highways and expressways also have the potential to mitigate low-speed vehicle intrusions on highways, which could potentially improve overall road safety. In the event that the Indian government slows down this investment due to macroeconomic considerations, our business could observe a negative impact on overall customer demand, which could reduce our future profitability.

We may have exposure to materially greater than anticipated tax liabilities.

The tax laws applicable to our business activities are subject to uncertainty and can be varied in the jurisdictions where we operate. Like many other multinational companies, we are subject to tax in diverse jurisdictions and have structured our operations to reduce our effective tax rate. The taxing authorities of the jurisdictions in which we operate have in the past, and may in the future, examine or challenge our methodologies for valuing developed technology, which could increase our worldwide effective tax rate and harm our financial position and operating results. Furthermore, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations, or accounting principles. We are subject to regular review and audit by the tax authorities in the jurisdictions where we operate, and currently face numerous income and other tax claims pending appeals before higher authorities in India. Any adverse outcome of such appeals could have an adverse effect on our financial position and operating results. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by our management, and we have engaged in many transactions for which the ultimate tax determination remains uncertain. The ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Our tax positions or tax returns are subject to change, and therefore we cannot accurately predict whether we may incur material additional tax liabilities in the future, which could impact our financial position.

Our business is subject to extensive government regulation and oversight relating to the provision of payment and financial services.

The jurisdictions in which we operate and jurisdictions we may enter may have laws that govern payment and financial services activities. These laws govern, among other things, money transmission, prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, banking, systemic integrity risk assessments, and cyber-security of payment processes. Our business operations, including our payments to Hosts and Guests, may not always comply with these financial laws and regulations. Regulators in certain jurisdictions may determine that certain aspects of our business are subject to these laws and could require us to obtain licenses to continue to operate in such jurisdictions. We have evaluated and will continue to critically evaluate our options for seeking applicable licenses and approvals in the jurisdictions where we operate to optimize our payment solutions and support the future growth of our business. Laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform in the same form and on the same terms as we have historically, or at all.

Historical or future non-compliance with these laws or regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions. Costs associated with fines and enforcement actions, as well as reputational harm, changes in compliance requirements, or limits on our ability to expand our product offerings, could harm our business.

Further, our payment system may be susceptible to illegal and improper uses, including money laundering, terrorist financing, fraudulent transactions, and payments to sanctioned parties. We have invested and will continue to invest substantial resources to comply with applicable anti-money laundering and sanctions laws, and conduct appropriate risk assessments and implement appropriate controls. Government authorities may seek to bring legal action against us if our payment system is used for improper or illegal purposes or if our enterprise risk management or controls are not adequately assessed, updated, or implemented appropriately, and any such action could result in financial or reputational harm to our business.

Our reported financial results may be adversely affected by changes in accounting principles.

The accounting for our business is complicated, particularly in the area of revenue recognition, and is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in SEC or other agency policies, rules, regulations, and interpretations, of accounting regulations. Changes to our business model and accounting methods could result in changes to our financial statements, including changes in revenue and expenses in any period, or in certain categories of revenue and expenses moving to different periods, may result in materially different financial results, and may require that we change how we process, analyze, and report financial information and our financial reporting controls.

We are subject to privacy laws and regulations, and compliance with these laws and regulations could impose significant compliance burdens.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The European Union’s privacy and data security regulation, the General Data Protection Regulation (“GDPR”), that went into effect in May 2018, requires companies to implement and remain compliant with regulations regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Other countries in Asia, Europe and Latin America have passed or are considering similar privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted.

We receive, collect and store a large volume of personally identifiable data by processing car sharing transactions on our platform. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world.

For example, the Indian Information Technology Act, 2000, as amended, would subject us to civil liability to compensate for wrongful loss or gain arising from any negligence by us in implementing and maintaining reasonable security practices and procedures with respect to sensitive personal data or information that we possess in our computer systems, networks, databases and software. India has also implemented privacy laws, including the Information Technology (Reasonable Security Practices and Procedures and Sensitive Personal Data or Information) Rules, 2011, which impose limitations and restrictions on the collection, use and disclosure of personal information. The Digital Personal Data Protection Bill was proposed on November 18, 2022, which may have impact on the current regulatory environment with respect to the lawful use of personal data, cross border data transfers and additional compliances that may be invoked for organizations collecting and/or processing personal data. This bill is currently open for public consultation and if this or similar legislation is enacted, it may affect us in ways that we are currently unable to predict.

In Egypt, law entitled Protection of Personal Data (“Egyptian Data Protection Law”) issued under Resolution No. 151 of 2020 was enforced on July 13, 2020. This new law is still in a nascent stage and is pending release of the executive regulations for implementation of the data privacy obligation on entities and is also impending establishment of the Data Privacy Authority as envisaged under the law. Should these executive regulations and the Data Protection Centre (as contemplated in the Egypt Data Protection Law) be established in the near future, it may increase our burden of compliance.

Indonesia also witnessed ratification of the Personal Data Protection Act by enacting the Law No. 27 of 2022 on the Personal Data Protection (the “Indonesian PDP Law”) in September 2022, requiring entities (whether public or private) that handle the processing of personal data to ensure the protection of the data in their systems, both inside and outside of the Republic of Indonesia, in certain circumstances. The Indonesian PDP Law also imposes sanctions for the mishandling of personal data by an oversight body (yet to be set-up) through administrative and criminal sanctions against both individuals and even corporate entities (including but not limited to its management, controller, promoter, beneficial owner). It also places additional checks and measures on entities for cross border transfer of data.

Any liability we may incur for violation of such laws and regulations and related costs of compliance and other burdens may adversely affect our business and profitability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.

Failure to comply with labor laws and regulations may cause us to incur additional costs, which may affect our business, financial conditions and results of operations.

Our business operations are governed by various labor laws, regulations and government policies in multiple jurisdictions. The requirements for labor law compliance, may change from time to time in each jurisdiction. We may be unable to comply with all these requirements in time, or at all, or we may need to incur substantial costs to be compliant, which may adversely affect our business operations and financial condition.

For example, in Egypt, an employer is required to deduct the relevant taxes from the salary of its employees and remit the same to the tax authorities. Our Egypt subsidiary is currently in the process of remitting these taxes as deducted to the local tax authorities. Any delay of remittance may make us susceptible to penalty, notice and administrative action from tax authorities. Our Egypt subsidiary is also required to make social insurance registration with the local authorities and is currently in the process of registration. Any delay or failure to register may subject us to penalty, notice and administrative action from relevant local authorities.

In India, provisions were released between 2019 and 2021 relating to the contribution of provident fund, employee state insurance, and professional taxes by employers for the certain employees. Any delay or failure to make such contribution may result in penalties, interests, notices or other administrative actions by the relevant local authorities in India. As of February 1, 2023, Zoomcar India has incurred a penalty of less than USD $40,000 (based on the foreign exchange rates as of February 1, 2023) for failure to make timely contribution, which Zoomcar India plans to remit, with associated interest due, as instructed by the relevant local authority. This outstanding penalty and interest will continue to accrue unless paid in full, which could adversely affect our business, financial conditions and results of operations.

We may be responsible for withholding taxes in connection with the issuance of shares as consideration in the Merger to certain Zoomcar India Stockholders, which obligation may be significant.

We have determined, and are continuing to assess, the possibility that the issuance by IOAC of securities as consideration to certain Zoomcar Stockholders that hold interests in Zoomcar India may result in a withholding tax obligation which, unless otherwise satisfied, may result in a significant liability to the Company. The amount of the associated withholding tax is currently being evaluated by us and by representatives of applicable Zoomcar Stockholder(s). The Merger Agreement provides that shares deposited in the Zoomcar India Escrow Account at Closing shall be disbursed to applicable Zoomcar India holders upon satisfactions of the relevant conditions set forth therein, which include satisfaction of withholding tax obligations. However, there can be no assurance that affected stockholders will timely make the withholding tax payments, if any, or that they will not dispute the amounts of withholding taxes that are required to be paid in connection with the issuance of Stockholder Merger Consideration to such holders, in which case we may be held liable for some or all of such withholding tax obligations, which could be material and which, if unsatisfied, could have material adverse consequences to Zoomcar’s reputation, financial condition and results of operations.

Uncertain global macro-economic and political conditions could materially and adversely affect our results of operations and financial condition.

Our results of operations could be materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, availability of capital, war, terrorism, aging infrastructure, pandemics, energy and commodity prices, trade laws, election cycles and the effects of governmental initiatives to manage economic conditions. Current or potential business and consumer members may delay or decrease spending on our products and services sold through our platform as their business and/or budgets are impacted by economic conditions. The inability of current and potential business and consumer members to pay us for products and services sold through our platform may adversely affect our earnings and cash flows.

Natural disasters, including and not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.

The occurrence of one or more natural disasters, including and not limited to tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, pandemics and endemic outbreaks, terrorist attacks or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession in the United States or abroad. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans and, more generally, any of these events could cause consumer member confidence and spending to decrease, which could adversely impact our operations.

We may in the future make acquisitions, and such acquisitions could disrupt our operations, and may have an adverse effect on our operating results.

In order to expand our business, we have made and expect to continue to make acquisitions as part of our growth strategy. The success of our future growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions that we may undertake in the future involve numerous risks, including, but not limited to, the following:

●	difficulties in integrating and managing the operations, personnel, systems, technologies, and products of the companies we acquire;

●	diversion of our management’s attention from normal daily operations of our business;

●	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

●	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

●	our inability to increase revenue from an acquisition;

●	increased costs related to acquired operations and continuing support and development of acquired products;

●	our responsibility for the liabilities of the businesses we acquire;

●	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;

●	adverse tax consequences associated with acquisitions;

●	changes in how we are required to account for our acquisitions under U.S. generally accepted accounting principles (“GAAP”), including arrangements that we assume from an acquisition;

●	potential negative perceptions of our acquisitions by consumer and business members, financial markets or investors;

●	failure to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;

●	our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses;

●	potential loss of key employees of the companies we acquire;

●	potential security vulnerabilities in acquired products that expose us to additional security risks or delay our ability to integrate the product into our service offerings;

●	difficulties in increasing or maintaining security standards for acquired technology consistent with our other services, and related costs;

●	ineffective or inadequate controls, procedures and policies at the acquired company;

●	inadequate protection of acquired IP rights; and

●	potential failure to achieve the expected benefits on a timely basis or at all.

Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, difficulties in integrating personnel and human resource programs, integrating technology systems and other infrastructures under our control, unanticipated expenses and liabilities, and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). There is no guarantee that our acquisitions will increase our profitability or cash flow, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced.

Additionally, acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves or require us to incur debt under credit agreements or otherwise. We may seek to obtain additional cash to fund any acquisition by selling equity or debt securities. We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity, convertible debt or other equity-linked securities, our existing stockholders will experience ownership dilution. The incurrence of debt may subject us to financial or other covenants, or other constraints on our business. The occurrence of any of the foregoing risks associated with acquisitions could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or substantially concurrent acquisitions.

Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers and other key management and technical personnel.

We believe our future success depends upon our ability to attract and retain highly competent personnel. Our employees are at-will and not subject to employment contracts. We could potentially lose the services of any of our senior management personnel at any time due to a variety of factors that could include, without limitation, death, incapacity, military service, personal issues, retirement, resignation or competing employers. Our ability to execute current plans could be adversely affected by such a loss. We may fail to attract and retain qualified technical, sales, marketing and managerial personnel required to continue to operate our business successfully. Personnel with the expertise necessary for our business are scarce and competition for personnel with proper skills is intense.

In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Additionally, attrition in personnel can result from, among other things, changes related to acquisitions, retirement and disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, developing or retaining other highly-qualified technical, sales, marketing and managerial personnel, particularly at such times in the future as we may need to fill a key position. If we are unable to continue to develop and retain existing executive officers or other key employees or are unsuccessful in attracting new highly-qualified employees, our financial condition, cash flows, and results of operations could be materially and adversely affected.

Risks Related to Our Operations as a New Public Company

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent board members.

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.

We may have increasing difficulty attracting and retaining qualified outside independent board members.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them in connection with their positions with publicly held companies. Outside directors are becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors’ and officers’ liability insurance is expensive and difficult to obtain. The SEC and Nasdaq have also imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our Board.

Stock trading volatility could impact our ability to recruit and retain employees.

Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. Employees may be more likely to leave us if the shares they own or the shares underlying their vested equity have not significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, operating results, and financial condition could be adversely affected.

Members of our management team have limited or no prior experience managing a public company.

Most of the members of our senior management team have no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company, which will subject us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts, investors and regulators. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

We are an Emerging Growth Company, making comparisons to non-Emerging Growth companies difficult or impossible.

We are an Emerging Growth Company (“EGC”) as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have taken and expect to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, registrations statements and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. This exemption may make comparison of our financial statements with other public companies that are neither EGCs nor EGCs that have opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures.

As a public company trading on Nasdaq, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business accounting, auditing and regulatory requirements and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company, and we are still early in the process of generating a mature system of internal controls and integration across business systems. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements, and harm our operating results.

Matters impacting our internal controls may cause us to be unable to report our financial information in an accurate manner or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock.

As a public company, we have incurred and expect to continue to incur increased expenses associated with the costs of being a public company.

We have and expect to continue to face a significant increase in insurance, legal, auditing, accounting, administrative and other costs and expenses as a public company that we did not currently incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 of that Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”), the SEC and Nasdaq, impose additional reporting and other obligations on public companies. Compliance with public company requirements have and will continue to increase our costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that we have not done previously. For example, we recently created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our independent registered accounting firm identifies a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs to remediate those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Being a public company has and may in the future make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance. We may ultimately be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage in the future. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

The additional reporting and other obligations imposed by various rules and regulations applicable to public companies has and is expected to continue to increase legal and financial compliance costs and the costs of related legal, auditing, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

To the extent we incur indebtedness in the future, such indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

In the future, we may have a material amount of indebtedness and leverage. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:

●	impairing our ability to generate cash sufficient to pay interest or principal, including periodic principal payments;

●	increasing our vulnerability to general adverse economic and industry conditions;

●	requiring the dedication of a portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures, dividends to stockholders or to pursue future business opportunities;

●	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

●	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

Any of the foregoing factors could have negative consequences on our financial condition and results of operations.

Zoomcar has no operating history as a publicly traded company, and its historical financial information is not necessarily representative of the results we would have achieved as a publicly traded company and may not be a reliable indicator of its future results.

The historical financial information included in this report from Zoomcar’s operation as a private company prior to the Business Combination does not necessarily reflect the results of operations and financial position we would have achieved as a publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

●	Prior to the Business Combination, we operated as a private company. Our historical financial information reflects allocations of corporate expenses as a private company. These allocations may not reflect the costs we will incur for similar services in the future as a publicly traded company.

●	Our historical financial information does not reflect changes that we expect to experience in the future as a result of becoming a publicly traded company, including changes in the financing, insurance, cash management, operations, cost structure and personnel needs of our business. As a publicly traded entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets, on terms as favorable to us as those we obtained as a private company prior to the Business Combination, and our results of operations may be adversely affected.

We also face additional costs and demands on management’s time associated with being a publicly traded company, including costs and demands related to corporate governance, investor and public relations and public reporting. Stockholder activism, the current political and social environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which Zoomcar operates its business in ways we cannot currently anticipate.

The Company may be subject to securities litigation, which is expensive and could divert management’s attention.

Following the Business Combination, the per share price of the Common Stock has been and may continue to be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation could also subject the Company to significant liabilities.

Risks Related to Ownership of Our Common Stock

Future sales of our Common Stock could cause the market price for our Common Stock to decline.

We cannot predict the effect, if any, that market sales of shares of our Common Stock or the availability of shares of our Common Stock for sale will have on the market price of our Common Stock prevailing from time to time. Sales of substantial amounts of shares of our Common Stock in the public market, or the perception that those sales will occur, could cause the market price of our Common Stock to decline or be depressed.

We may issue our securities if we need to raise capital in connection with a capital expenditure, working capital requirement or acquisition. The number of shares of our Common Stock issued in connection with a capital expenditure, working capital requirement or acquisition could constitute a material portion of our then-outstanding shares of Common Stock. Any perceived excess in the supply of our shares in the market could negatively impact our share price and any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, the Incentive Plan or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under the Incentive Plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

There can be no assurance that we will continue to be able to comply with the continued listing standards of Nasdaq.

Our continued eligibility to maintain the listing of our Common Stock and Public Warrants on Nasdaq depends on a number of factors, including the price of our Common Stock and Public Warrants and the number of persons that hold our Common Stock and Public Warrants. If Nasdaq delists our securities from trading on its exchange for failure to meet its listing standards, and we are not able to list such securities on another national securities exchange, then our Common Stock could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that the Common Stock is a “penny stock,” which will require brokers trading the Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of Common Stock;

●	a limited amount of news and analyst coverage; and

●	a decreased ability for us to issue additional securities or obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, markets, revenue streams, and competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us adversely change their recommendation regarding our shares of common stock, or provide relatively more favorable recommendations with respect to competitors, the price of our shares of common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, and future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.

Because there are no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Common Stock at a price greater than what you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as the Board may deem relevant. As a result, you may not receive any return on an investment in the Common Stock unless you sell your Common Stock for a price greater than that which you paid for it.

Our stockholders may experience dilution in the future.

The percentage of shares of the Common Stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, or the exercise of Warrants. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of the Common Stock.

Our Warrants may have an adverse effect on the market price of our Common Stock.

In connection with the Business Combination, we assumed from IOAC, Warrants to purchase 11,500,000 shares of our Common Stock, each exercisable to purchase one share of Common Stock at $11.50 per share. Such Warrants, when and if exercised, will increase the number of issued and outstanding shares of Common Stock and may reduce the value of the Common Stock.

A significant number of shares of our Common Stock will be available for public resale by the Selling Holders and, subject to the Lock-Up Periods in the case of the Lock-Up Shares, may be sold into the market in the future upon. Sales of our Common Stock by the Selling Holders, or the perception that such sales may occur, may cause the market price of our Common Stock to decline, perhaps significantly, even if our business is doing well.

As of the date of this report, we have 62,874,774 shares of Common Stock outstanding and we have filed a registration statement to register up to an aggregate of 18,603,584 shares for resale (including up to 12,978,746 shares that are issuable upon conversion of Note or pursuant to contractual obligations), representing approximately 29.59% of the total number of shares outstanding (including up to 12,978,746 shares that are issuable upon conversion of Note or pursuant to contractual obligations). The securities registered for resale by the Selling Holders in the registration statement will therefore constitute a considerable percentage of our public float and will be available for immediate resale upon effectiveness of the registration statement and for so long as such registration statement remains available, subject to the expiration of the Lock-Up Periods, as applicable. The market price of shares of our Common Stock could decline as a result of substantial sales of our Common Stock by our Selling Holders or the perception that such sales may occur. Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. The sale of shares of our Common Stock or the perception that sales may occur, could cause the market price of our securities to drop significantly.

Future sales, or the perception of future sales, by us or our stockholders in the public market following could cause the market price for the Common Stock to decline.

The sale of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for the us to sell equity securities in the future at a time and at a price that it deems appropriate.

As of the date of this report we have a total of 62,874,774 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan and (iii) assuming no exercise of the outstanding Warrants. All shares currently held by Public Stockholders and all of the shares issued in the Business Combination to former Zoomcar Stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including our directors, executive officers and other affiliates.

Simultaneously with the execution and delivery of the Merger Agreement, certain stockholders of Zoomcar, Inc., who collectively own approximately 35.0% of the outstanding Zoomcar, Inc. preferred stock and common stock at the time of the execution of the Merger Agreement (on an as converted to Common Stock basis), entered into the Lock-Up Agreements with IOAC. Pursuant to the Lock-Up Agreements, such Zoomcar stockholders agreed to subject certain shares of Common Stock held by them to the restrictions described below from the Closing until the termination of applicable lock-up periods described below. Each Zoomcar stockholder party to the Lock-Up Agreements agreed not to, without the prior written consent of the Zoomcar Board and subject to certain exceptions, during the applicable lock-up period: (i) lend, sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer, dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder, any shares of Common Stock held by it immediately after the Closing or issued or issuable to it in connection with the Merger (including Common Stock acquired as part of any financing agreements or issued in exchange for, or on conversion or exercise of, any securities issued as part of any financing agreements), any shares of Common Stock issuable upon the exercise of options to purchase shares of Common Stock held by it immediately after the Closing, or any securities convertible into or exercisable or exchangeable for Common Stock held by it immediately after the Closing (collectively, the “Lock-Up Shares”); (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Lock-Up Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise; or (iii) publicly announce any intention to effect any transaction specified in the foregoing clauses. Pursuant to the Lock-Up Agreement, IOAC and certain Zoomcar stockholders agreed to the foregoing transfer restrictions during the period beginning on the date of Closing and ending on the date that is the earlier of (a) six months after the Closing and (b) subsequent to the Merger, (x) if the last sale price of the Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing; or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transactions that result in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property.

In addition, the shares of Class A Company Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. A total of 9,431,116 shares of Common Stock have been reserved for future issuance under the Incentive Plan. We intend to filed a registration statement on Form S-8 under the Securities Act to register shares of the Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to the Incentive Plan. Accordingly, shares to be registered under such registration statement will be available for sale in the open market upon the effectiveness of the registration statement.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of the Common Stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of the Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOMCAR HOLDINGS, INC.

Date: February 14, 2024	By:	/s/ Greg Moran
	Name:	Greg Moran
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Geiv Dubash
	Name:	Geiv Dubash
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)