Form 10-K
period 2024-03-31
Zoomcar Holdings, Inc.
filed 2024-07-12
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-41026

ZOOMCAR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0431609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Anjaneya Techno Park, No.147, 1st Floor
Kodihalli, Bangalore, India 560008

+91 99454-8382

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ZCAR	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock at a price of $5.71, subject to adjustment	ZCARW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market since the registrant’s business combination did not occur and the registrant’s common stock did not begin trading on the Nasdaq Global Market until December 28, 2023.

As of June 30, 2024, 75,270,131 shares of the registrant’s common stock were outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our ability to continue as a going concern;

●	our ability to execute our anticipated business plans and strategy, particularly in light of our current liquidity and capital resources;

●	our ability to obtain additional capital, in particular while we are in default under various of our obligations, including certain of our indebtedness, which will be necessary to continue our business and operations;

●	our limited operating history under our current business model and history of net losses;

●	our ability to sell our platform offerings to new customers;

●	our ability to retain and expand use of our platform by our existing customers;

●	our ability to effectively manage our growth;

●	our ability to successfully obtain timely returns on our investments in initiatives relating to sales and marketing, research and development, and other areas;

●	our ability to maintain our competitive advantages;

●	our ability to maintain and expand our partner ecosystem;

●	our ability to maintain the security of our platform and the security and privacy of customer data;

●	our ability to successfully expand in our existing markets and into new markets;

●	the attraction and retention of qualified employees and key personnel;

●	our ability to successfully defend litigation that has been and may in the future be brought against us;

●	the impact of pandemics, inflation, war, other hostilities and other disruptive events on our business or that of our customers, partners, and supply chain or on the global economy;

●	our ability to successfully remediate and prevent material weaknesses in internal controls over financial reporting;

●	our ability to comply with the continued listing requirements of Nasdaq (including the requirement to maintain a majority independent board of directors, a minimum bid price of $1 per share, a minimum market value of listed securities of $50,000,000 for which we have received a deficiency notice) and maintain our listing on Nasdaq; and

●	the expenses associated with being a public company.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward- looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

FREQUENTLY USED TERMS

Unless otherwise stated in this annual report or the context otherwise requires, references to:

“ACM” means ACM Zoomcar Convert LLC.

“Board” means the board of directors of the Company. References herein to the Company will include its subsidiaries to the extent reasonably applicable.

“Business Combination” and “Reverse Recapitalization” means the business combination of the IOAC and Zoomcar pursuant to the terms of the Merger Agreement and the other transactions contemplated by the Merger Agreement.

“Bylaws” means the Amended and Restated Bylaws of the Company as in effect on the date of this prospectus.

“Charter” means the Amended and Restated Certificate of Incorporation of the Company as in effect on the date of this prospectus.

“Closing” means the closing of the Business Combination.

“Closing Date” means December 28, 2023.

“Common Stock” means the shares of Common Stock, par value $0.0001 per share, of the Company.

“Company”, “we”, “us”, “our” and “Zoomcar” means (i) Zoomcar Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries following the Closing and (ii) Zoomcar, Inc., (the predecessor entity in existence prior to the Closing) and its consolidated subsidiaries prior to the Closing.

“Code” means the Internal Revenue Code of 1986, as amended.

“DGCL” means the General Corporation Law of the State of Delaware, as amended.

“Incentive Plan” means the Zoomcar Holdings, Inc. 2023 Equity Incentive Plan.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“GAAP” means generally accepted accounting principles in the United States.

“IOAC” means the Company prior to the Closing.

“Merger” means the merger of Merger Sub with and into Zoomcar, with Zoomcar continuing as the surviving corporation and as a wholly-owned subsidiary of the Company, in accordance with the terms of the Merger Agreement.

“Merger Agreement” means the Agreement and Plan of Merger and Reorganization, dated as of October 13, 2022, as amended by the Post-Closing Amendment, by and among IOAC, Zoomcar, Merger Sub and the Seller Representative.

“Merger Sub” means Innovative International Merger Sub, Inc.

“Nasdaq” means The Nasdaq Stock Market LLC.

“Note” means the unsecured convertible promissory note, dated December 28, 2023, issued by the Company and Zoomcar, Inc. to ACM in the original principal amount of $8,434,605, in connection with certain transaction expenses associated with the Business Combination.

“Post-Closing Amendment” means the amendment to the Merger Agreement, dated as of December 29, 2023.

“Public Warrants” means one (1) whole redeemable warrant that was included in as part of each Unit, entitling the holder thereof to purchase one (1) share of Common Stock after the Business Combination at a purchase price of $5.71 per share.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“Securities Purchase Agreement” means the securities purchase agreement, dated as of December 28, 2023, by and among the Company, Zoomcar, Inc. and ACM.

“Selling Holders” means the selling security holders identified in this prospectus and their permitted transferees.

“Sponsor” means Innovative International Sponsor I LLC, a Delaware limited liability company.

“Trust Account” means the trust account of IOAC, established at the time of IOAC’s initial public offering, containing the net proceeds of the sale of the securities in the initial public offering and in the private placement that closed following the initial public offering.

“Warrant Agent” means Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC).

“Warrant Agreement” means that certain Warrant Agreement, dated October 26, 2021, between IOAC and the Warrant Agent.

“Zoomcar Common Stock” means, collectively, the shares of common stock, par value $0.0001 per share, of Zoomcar, Inc. prior to the Business Combination.

“Zoomcar India” means Zoomcar India Private Limited, an Indian limited liability company and subsidiary of Zoomcar.

“Zoomcar Stockholders” means security holders of Zoomcar prior to the Closing, including holders of outstanding shares of Zoomcar India.

v

Part I

Item 1. Business

Mission

Zoomcar’s mission is to transform the urban mobility landscape across emerging market countries by connecting individuals with short and medium-term transportation needs with vehicle owners through the convenience of our scalable digital platform designed to provide persons seeking short-term vehicle use with personalized travel solutions while also providing entrepreneurial opportunities for vehicle owners to financially benefit from sharing their car within their community.

Overview

Zoomcar, headquartered in Bangalore, India, is a leading emerging market-focused online car sharing marketplace, based on the number of current vehicles and active users on our platform. Our platform enables car owners (“Hosts”) and persons in temporary need of vehicles (“Guests”) to connect and share the use of a Host’s car, made available to Guests at mutually convenient locations.

Founded in 2012, our growing online platform facilitates mobility in emerging markets, where convenient, cost-efficient transportation options are limited. Guests on our platform browse and choose from a range of available car models, makes, sizes and price points to book vehicles listed on our platform by Hosts. Hosts, in turn, can turn underutilized vehicles into revenue-generating opportunities by sharing their cars with individuals who require a car to satisfy leisure, work or other short to medium-term transportation needs. Further, in October 2022, we entered into the Merger Agreement with IOAC, a special purpose acquisition company with securities traded on the Nasdaq Stock Market pursuant to which we agreed, subject to satisfaction of certain conditions and the terms of the Merger Agreement, to engage in and consummate the Business Combination transaction. The Business Combination was consummated on December 28, 2023. Pursuant to the Business Combination, Merger Sub, a Delaware corporation and a wholly owned subsidiary of IAOC, merged with Zoomcar, Inc. with the Company continuing as the surviving entity. Zoomcar, Inc. thus became a wholly owned subsidiary of IAOC and IAOC was renamed as Zoomcar Holdings, Inc. with its securities traded on the Nasdaq Stock Market. As a result of this Business Combination, the stockholders (including common and preferred stock) of Zoomcar, Inc. were issued common stock of the Company.

We believe our business model is particularly well-suited to emerging markets because of the transportation challenges faced by urban residents in these areas. In India, the market that Zoomcar serves, the costs of car ownership can be prohibitively high relative to average personal income levels, with less than ten percent of persons in these markets owning a car. At the same time, these individuals typically lack access to alternative transportation modalities that are sufficiently convenient or affordable. The market also has growing middle classes, rapidly urbanizing metropolitan areas, and vast numbers of young, tech-fluent citizens. In total, these overarching demographic trends all contribute to management’s estimated total addressable market in emerging markets of $90 billion by 2025 of which India accounts for $36 billion, making India the most important market for us. The opportunity around the growing total addressable market is further described under the heading “Market Opportunity” below.

Already present in over 99 cities across India, we plan to continue evolving our platform offerings to meet Guests’ mobility needs in ways that are convenient, modern and cost-efficient, providing both transportation solutions and entrepreneurship opportunities within the communities where we operate. Our business model has evolved since our inception, as our platform originally offered short-term rental of vehicles owned or leased directly by Zoomcar. Between 2018 and 2020, we began shifting the focus of our technology and product development efforts towards capabilities relevant to our current “asset-light” business model focused on our digital platform for peer-to-peer car sharing. We completed our business model shift during the second half of 2021. Over time, we have expanded our platform’s functionality, and we continue to evolve our offerings as consumer preferences change.

Our technology is the backbone of our peer-to-peer car sharing platform. As of March 31, 2024, half of our full-time employees are employed as technical staff that develop and refine the artificial intelligence and machine-learning algorithms that, among other things, help to optimize pricing models, determine appropriate damage coverage options for Guests, present Hosts and Guests with opportunities for ratings-based rewards and to monitor appropriate use of our platform. Our platform provides powerful tools for vehicle searching and discovery, Host and Guest chat and vehicle and driver tracking and ratings features. Highly-ranked Hosts with multiple vehicle offerings and highly rated prior hosting experiences can earn favourable placements for their vehicles on our platform. Guests can use the Host ratings and reviews shared on our platform to choose vehicles that best suit their needs and preferences. Our customized GPS-enabled vehicle tracking systems allow us to integrate Guest driving data into our computation of “driver scores” which comprise an important part of the feedback and review systems that collectively foster a trust-based community of Zoomcar platform users. We supplement our core platform technology through a software-enabled keyless entry application that is deployed across the vast majority of Host vehicles, thereby enabling Guests to access booked vehicles in a contactless fashion through their personal smartphones.

As of March 31, 2024, we had approximately 41,166 registered Host vehicles and 2.4 million active Guests (defined as Guests who have searched our platform for vehicles or bookings within the preceding twelve (12)-month period) participating in our marketplace.

We expanded our business outside of India in 2021 to Indonesia, Egypt and Vietnam. After carefully managing return on investment in these markets, we confirmed that our business model fits the needs of customers in Indonesia, Vietnam and Egypt, however, scaling in these countries requires investments in marketing which we do not currently have capital to achieve. Accordingly, we decided to cease operations in Vietnam in 2023, and in Indonesia and Egypt in 2024, so that we can concentrate our engineering and financial resources in India. Over time, Zoomcar plans to further increase penetration within India and, in the future, to expand into additional countries, subject to our financial condition.

How our Platform Works

Accessing Our Platform

●	Hosts: Our platform is designed to make it quick and easy for vehicle owners to create a “Host” account, complete our onboarding and registration process (i.e., add basic profile and vehicle information, which is then validated by Zoomcar), create attractive vehicle listings and connect with Guests seeking to book trips. Our platform includes AI and machine-learning- developed functionality that enable Hosts to manage their vehicle listings and rewards, pre-set booking parameters, optimize discretionary booking price elements and exchange messages with Guests as needed. Prior to listing a vehicle on the Zoomcar platform, the Host is encouraged to install a customized IoT device pre-programmed by Zoomcar to enable GPS tracking and data collection by Zoomcar and keyless, digital vehicle access by Guests.

●	Guests: Guests seeking vehicles establish an account on our platform by providing basic identification, driver’s license and payment information. Guests browse our vehicle catalogue to find cars sorted by a variety of criteria to meet their transportation needs. Our platform is intended to be both efficient and highly personalized, incorporating search-and ranking-based algorithms powered by back-end data science models that use historical bookings and recent search data, to offer the most personalized vehicle catalogue results to the Guest. Our platform functionality is constantly evolving and improving, often in response to feedback from Guests, whose ratings and reviews are at the core of the community-driven ethos of our platform.

Browsing and Selecting Vehicles

Our platform allows Guests to search listed vehicles in our catalogue across multiple criteria, including price, location, car type, rating, and other relevant parameters. Although listings on our platform change over time, there are generally a wide variety of vehicles available to Guests, including numerous options for compact cars, sedans, SUVs and oftentimes luxury, electric, or other premium vehicles; many listed vehicles have specific features, such as luggage racks, extra trunk storage, children’s car seats and other criteria that Guests find desirable for specific use cases (such as, for example, a weekend get-away trip, moving homes or a family vacation). The density of vehicles available to Guests across cities within our current markets, particularly in the largest urban areas, enables most Guests to identify and book vehicles at locations close to their homes or workplaces. The platform also allows certain highly-ranked Hosts to provide Guests an option of doorstep delivery, therein providing incremental last-mile convenience to the Guest. Guests can observe reviews by other Guests when choosing vehicles, which helps to further build out a community of trust and transparency between Guests and Hosts.

Bookings

Guests book and pay for the use of vehicles directly through our platform through our mobile applications (Android and iOS) or website. We refer to a scheduled trip or other vehicle use case (e.g., booking a car for a three-day leisure outing) as a “trip,” and a trip arranged through our platform as a “booking.” We consider a booking to be complete when a Guest selects a listed vehicle for a trip and pays Zoomcar the upfront portions of the total trip fees, as further described under the heading “Payments/Revenues” below. Guests can view upcoming and past bookings within our app and can also extend or modify bookings through the platform (with associated fees, as applicable). Guests can also start and end bookings remotely from their mobile app and have opportunities to accumulate or redeem rewards and incentives associated with trips they complete with booked vehicles, as further described below.

Trips

Once a Guest has booked a vehicle, the Guest receives information from our platform to access the vehicle and start their trip. To access the booked vehicle, the Guest most commonly unlocks the booked car through a keyless entry process connected to the in-vehicle hardware installed on the Host vehicle. Our mobile apps enable Guests and Hosts to communicate via messenger and email as necessary to coordinate any logistical details or answer any other related question. Once a trip is complete, the Guest must return the booked car in the same condition as when the trip commenced and pay any additional associated fees that were not due upon booking, such as fuel charges or vehicle damage penalties.

Payments/Revenues

Guests pay Zoomcar certain fees upon booking a vehicle. These fees typically include an “upfront booking fee” (less any applicable discounts and credits), a trip protection fee and a platform convenience fee. Other charges, such as fuel refilling or vehicle damage related charges, if incurred, are paid by Guests upon trip completion. We currently accept online payments via credit card debit card, online banking, and digital payment alternatives such as UPI (in India) and other digital wallet platforms. We plan to accept additional forms of payment as new digital payment modes become available in our market.

We refer to the total payment from a Guest in respect of a completed trip as the “Gross Booking Value” or “GBV”; we use “Average Transaction Value,” or “ATV,” to refer to the average GBV per booking during a particular time period and “booking days” to refer to the total days (24 hours, measured in minutes) during a given measurement period that one or more vehicles on our platform is booked and used for a trip. Certain portions of the GBV associated with each trip are paid 100% to the Host (e.g., fuel costs) and other portions are retained 100% by Zoomcar (e.g., value added trip protection fees); the balance of fees paid by Guests are apportioned 60% to the Host and 40% to Zoomcar. For more information on allocation of revenue between Hosts and Zoomcar, please see the section titled “Management’s Discussion and Analysis - Standard Booking Flow.”

Rewards and Incentives

We utilize certain rewards and incentives to encourage repeat and incremental transactions on our platform. For example, Guests that refer new customers to Zoomcar receive redeemable credits when new users complete bookings; we also make similar referral benefits available to Hosts who refer new Hosts to the platform. We also have a “Z points” loyalty program, which involves discounts or credits offered to Guests that they can redeem when booking subsequent trips on our platform.

Industry and Consumer Preferences

Our platform is designed around consumer preferences and aims to provide smart transportation solutions within urban communities across emerging market countries. Mobility options are currently limited in the markets we serve and the transportation options that are currently available are often outdated, expensive and, in many cases, inflexible and inconvenient for short-term needs. Our business model and platform offerings continue to evolve with changing consumer expectations and the observable shift in emerging market populations toward personalized, digitized goods and services offered on-demand. We believe that our positioning in most major cities in India, together with our scalable technology and platform features, make Zoomcar well-positioned to continue attracting customers from addressable markets with few parallels in terms of scale and size. As further described below, based on publicly available population and economic data published by the United Nations, Fitch and other sources, coupled with Zoomcar management estimates informed by professional experience, we estimate that by 2025, our platform will have a serviceable addressable market in emerging markets of approximately $20 billion, assuming a penetration rate of less than 25% among potential customers expected to fall within certain demographic parameters, and a total addressable market of $90 billion in emerging markets, assuming broader adoption across a potential customer base that includes Hosts and Guests across the 25 countries we identify as our potential target markets. We estimate that the size of the total addressable market in India is $36 billion, and hence, at present we are focused on investing our technology and financial resources in India. Currently 99% of our revenue is derived in India and as of the date of this Form 10-K have ceased operations outside India. There is no guarantee we will be able to expand into any additional markets or raise significant revenue in any new markets in which we might operate in the future.

Limitations of Current Mobility Offerings in Emerging Markets

With the rapid transition to digitally enabled consumer services, the limitations of the present mobility options in emerging markets have become more apparent:

●	Personal car ownership is expensive, inefficient and not scalable for most of the urban population. Publicly available predictive demographic data suggest that, by 2025, there will be an estimated population of 1.8 billion across “our target urban centres within these emerging market countries,” defined to include 25 countries located within Southeast Asia, countries situated in and around the Middle East and North Africa, Latin America and Central Asia (“MENA”), with corresponding vehicle ownership which we estimate (assuming a 5% compound annual growth rate) to exceed 200 million cars across our target emerging markets during the same time period. Even with this seemingly large number of cars, personal vehicle ownership rates currently remain below 10% across a majority of our target emerging markets economies. Further, in contrast to Western markets, owning a car in emerging markets can be prohibitively expensive relative to average incomes. High import duties and excise taxes in many emerging markets contribute to expensive upfront vehicle prices. At the same time, the used car market in emerging markets remains largely decentralized, unorganized and offline, thereby making it more challenging for consumers to obtain transparent, affordable pricing for quality vehicles. Additionally, the vehicle financing market remains largely undeveloped in our target emerging markets, as interest rates may be between 10% and 15%, with many financiers requiring down payments of 20% to 30% or higher. Additionally, even traditional car leasing options are in short supply in many emerging markets given the relatively high interest rate environment and lack of robust, reliable credit data, combined with other barriers to entry that may be presented by local regulatory considerations.

●	Ride sharing solutions (similar to Uber or other local market equivalent) cover very different consumer use cases and do not meet longer-distance travel requirements. Ride sharing solutions generally serve limited use cases that are focused on intra-city point-to-point travel. We believe the majority of ride sharing use cases are for trips under 15 miles, above which the pricing becomes unattractive to most consumers, as pricing models need to take into account the costs associated with the driver’s return trip, which we believe may add between 20-30% to the overall trip price. In addition to being a more cost-effective alternative to ride sharing, we believe that car sharing offers advantages relating to autonomy, privacy, convenience and comfort. Moreover, the range of vehicle options available through a car sharing platform greatly outweigh those options available under a ride-hailing option.

●	Traditional car rental and chauffer services in our target emerging markets are generally unorganized, largely offline, and oftentimes still come with a driver included. A collection of smaller, largely offline operators provides car rental services to the end consumers needing cars for personal use in our target emerging markets. In the absence of traditional car rental companies, these local “mom and pop” providers offer less standardized services that do not provide the driver with significant choice or price transparency (e.g., many still require an upfront cash deposit). Additionally, the offline providers typically do not have broad local presences and are thus unable to offer value added services like home delivery or flexible vehicle extensions. The unorganized rental providers also focus on offline fulfilment which is not digitally enabled and therefore require significant manual intervention to start the trip. A final key distinction with traditional car rental service providers in our target emerging markets is that many remain focused on providing the vehicle alongside a chauffeured driver, thereby adding to the expense of the car use.

Evolving Consumer Expectations

In parallel with the limitations of present mobility options in our target emerging markets, consumer expectations are also evolving, with discernible and dynamic shifts among tech-enabled emerging market populations. The following are some key developments that Zoomcar management views as shaping current evolutions in personal mobility:

●	Mobile-app-based, on-demand solutions offer improved levels of customer convenience and flexibility. Over the past decade, mobile technology usage has proliferated across our target emerging markets, and we believe consumers now expect digital access to a wide range of goods and services including dining, personal shopping, travel and tourism, hospitality and entertainment services. Industries that were once largely offline have become more digitally connected to their end consumers, thus creating expectation among consumers of on-demand access to transactions and services. Successful businesses have effectively leveraged technology to provide personalized, dynamic experiences that adjust to meet the ever-evolving needs of the consumer.

●	Consumers have come to expect seamless, frictionless mobility options as the default across our target emerging markets. We believe on-demand, hyper-local mobility options are becoming readily available, standard experiences for consumers. Micro-mobility options, such as scooters and point-to-point cab trips (ride-hailing) are examples of transportation services that have become or are becoming digitized across emerging market cities. As these trends continue, we believe consumers expect agile, convenient modes of transportation, in contrast to legacy chauffeur driven or traditional rent-a-car services. We believe that consumers are increasingly expecting a digitally enabled, frictionless travel experience representing a fundamental paradigm shift from just a decade ago when consumer travel experiences such as ride-hailing and car rental tended to occur primarily offline. The new mobility services of recent years help offer the consumer exceptional convenience with greater flexibility and affordability. We believe the fundamental insight behind these newer platforms is that today’s consumers value access over ownership and prefer to save time while also enjoying more personalized experiences.

●	Solutions combining micro-entrepreneurship and efficient use of assets at scale are gaining momentum. In recent years, we believe global technology platforms have consistently offered individuals more opportunities to participate in their “scale-up” journeys. Mobile apps focusing on consumer services offer individuals an opportunity to rent out or sell products as part of their broader marketplace participation. These platforms allow individuals to essentially grow and scale a business on the applicable platform. Combined with trends toward more flexible working arrangements following the COVID-19 pandemic and less commuting, individuals are able to leverage additional available time by collaborating with a technology platform on bespoke entrepreneurial arrangements.

●	As urban incomes across our target emerging markets rise, domestic tourism is also flourishing. Among the more pronounced macro trends across our target emerging markets during the past decade is what we believe to be the increasingly high urbanization rates in the largest emerging-market cities. During this time, populations in these cities have generally trended younger, with a strong emphasis on upward mobility. Zoomcar believes that the trend towards domestic, short-term travel will continue, given the increased emphasis on domestic travel destinations for consumers across our target emerging markets.

Market Opportunity

Transportation ranks among the top household expenses across emerging markets, representing, in many cases, as much as 20% of average annual income per household. As a peer-to-peer car sharing platform that emphasizes convenience and affordability for Guests and income-generating potential for Hosts, we believe that our scalable platform is well-positioned to provide mobility solutions to Guests and Hosts across the markets in which we currently operate and those in which we may operate in the future. Zoomcar management evaluates potential revenue opportunity for our platform in terms of serviceable addressable market, representing an estimate of total potential platform revenue opportunities, assuming, among other inputs, that a portion of the aggregate population meeting certain core demographic criteria described below engages in transaction on our platform, and total addressable market, representing an estimate of total potential platform revenue opportunities, assuming, among other inputs, that the entire population meeting the core demographic criteria engage in transactions on our platform. Our estimates of serviceable addressable market and total addressable market are based on a number of assumptions, discussed in greater detail below, many of which are forward-looking and are premised on facts and circumstances that may or may not reflect actual results. In addition to incorporating Zoomcar management assumptions based on industry knowledge and professional experience, our addressable market estimates reflect publicly-available demographic, economic and transportation-related information published by the United Nations, Fitch and other sources.

Serviceable Addressable Market

We regard serviceable addressable market as an indicator of our potential near-term or medium-term revenue potential based on our current platform offerings, subject to various contingencies and assumptions. Zoomcar management currently estimates our annual global serviceable addressable market opportunity to be approximately $20 billion, taking into account publicly-available demographic and other predictive population data through 2025 and assuming that, within the same time period, our customer base expands to a total of 75 million Guests from among the total estimated population expected, by 2025, to have the following attributes (collectively, our “core demographic criteria”): residing in an urban centre within one of Zoomcar’s 25 potential emerging market countries; having annual reported income within the top 65th percentile within the country of residence; between 18 and 50 years of age; and holding active drivers licenses. Based on publicly-available demographic and economic data and Zoomcar management analysis, 310 million people across our target emerging markets are expected to meet these demographic criteria by 2025; we estimate, for purposes of serviceable addressable market, that approximately 24% of this total population cohort, or 75 million persons, could book vehicles on our platform by 2025. We have also assumed, for purposes of estimating serviceable addressable market, that, by 2025, our ATV will be $50 (representing a reduction in our ATV of $59.81 for the month of March 2024, as we expect that, over time, a larger proportion of our total use cases will consist of shorter trips) and that Zoomcar’s revenue share of total GBV will be ~45%. Our estimate of serviceable addressable market is not a forecast or prediction of Zoomcar’s expected operating results and is merely an estimate of Zoomcar management’s view of our addressable market, assuming, among other things, availability of quality vehicles, participation in our platform by Guests and Hosts, consistency of economic, global health and other conditions that affect our business, our customers and the markets in which we operate.

Total Addressable Market

We view total addressable market as an estimate of our platform’s total revenue potential by 2025, reflecting publicly-available demographic and economic data, as well as management estimates informed by industry knowledge and professional experience. We estimate that, by 2025, our annual global total addressable market opportunity may expand to approximately $90 billion, using the same broad-based criteria and methodology as our estimate of serviceable addressable market, and assuming, for purposes of estimating total addressable market, that all of the persons expected to meet our core demographic criteria in 2025 are Guests engaging in transactions on our platform. For Zoomcar to achieve results approaching this total addressable market would require, among other things, expansion of our current platform functions and capabilities to meet a broader range of mobility needs and use cases and significant increases in listed vehicles and density of listings, resulting in more bookings and increased booking days by customers within our target emerging markets. As with our estimate of serviceable addressable market, Zoomcar management’s estimate of total addressable market is not a forecast or prediction of Zoomcar’s expected operating results but is intended solely as an estimate of the total market and revenues potentially available to us based on demographic data and management’s assumptions, informed by professional experience and industry knowledge, without attempting to take into consideration the numerous additional factors impacting our business, our customers and our target emerging markets.

Comparison to Western Markets

Compared to Western markets, we believe our addressable market, and by extension, our total potential for revenue generation, to be larger than if we operated in Western markets. Among the reasons for this belief, the infrastructure, traffic challenges and low vehicle ownership rates among emerging market cities and populations create a broader need for shorter-distance transportation solutions in emerging markets, where current offerings tend to be more expensive, less flexible and less personalized than booking a vehicle through our platform to meet specific travel needs.

Zoomcar’s Platform Solutions

We believe Zoomcar is positioned to lead a shift in emerging market mobility solutions to a digitally enabled, hyper-local, personalized service offering for end consumers. Through our car sharing marketplace, we are pioneering a form of mobility offering that connects Guests with a network of privately owned vehicles from which they can select cars and Hosts that align with specific, short and medium-term travel needs. Zoomcar’s hyper-local, peer-to-peer car sharing marketplace provides Guests with an affordable and flexible way to access the convenience of having a private car of their choosing without the expense of having to purchase or finance and maintain a vehicle. Our platform also provides Hosts with the ability monetize otherwise underutilized assets, thus facilitating micro-entrepreneurship through a socially-conscious, community-based asset-sharing model.

●	Economics: Affordable for Guests and Income-Generating for Hosts. For many Guests, we believe that owning a car is not economical, given prohibitive vehicle pricing in our target emerging markets, coupled with lack of financing opportunities and limited pre-owned vehicle markets. Instead of buying a car that, for most consumers is likely to sit idle during large portions of a day (e.g., in a parking lot during working hours), and even more likely to be underutilized among emerging market customers in view of constraints arising from prohibitive traffic patterns and poor infrastructure, our platform offers Guests the opportunity to temporarily use a car on an as-needed basis, paying only for use of a car as required. For Hosts, Zoomcar’s platform provides the chance to offset some of the cost of vehicle ownership through income generation opportunities. Our platform, through its flexible, multi-purpose technology, is also able to identify times when a Host is most likely to profit from car sharing and highlights these entrepreneurial opportunities to allow Hosts to optimize pricing for bookings, thereby assisting Hosts in maximizing income generation by listing vehicles on our platform.

●	Flexible Use Cases. Our platform allows Guests and Hosts to tailor and customize the way cars are used. Longer car trips (above 15 miles), which are not economical through ride sharing services, represent the vast majority of bookings on our platform. However, given the numerous listed vehicles distributed across nearly all parts of our most populous urban markets, our platform also enables users to book cars for shorter, intracity errands or short-duration leisure trips. Our platform also enables Guests to transition seamlessly from short duration usage to long duration usage depending on the Guests plans, thus removing the rigidity that comes with a rental car or chauffeured transaction.

●	Accessibility and Ease of Use. Our online, app-based platform allows Guests to set up accounts and transact in just minutes. Through a higher personalized search function, which can filter results by price, location, type of car, rating and other salient features, Guests are afforded the ability to bypass tedious phone calls with agents and waiting times that are associated with traditional car rental. Hosts are able to install our keyless entry devices within their vehicles at one of our authorized installers in under an hour and can effortlessly optimize their vehicle pricing and specific listing terms, thus becoming the Hosts’ “back office” for their car sharing.

Competitive Advantages

Zoomcar’s primary value proposition as a platform stem from the incredible depth and breadth of vehicles offered to Guests combined with an innate ability to provide consistent hyper-local convenience and flexibility across each transaction:

●	Unique Inventory. As on March 31, 2024, we had approximately 242 vehicle models that were listed on our platform by Hosts at thousands of pick-up locations mainly in India (which was our main market and is currently our only market), with a fraction of vehicle models in Indonesia and Egypt (as of the date of this Form 10-K, we have closed our operations in Indonesia and Egypt). The number, size, model and makes of the vehicles listed by Hosts change from time to time but generally include a wide range of different vehicles, including SUVs, compact cars, sedans and electric vehicles. For the year ended March 31, 2024, 40% of our GBV was generated by trips booked with SUVs or other premium-segment vehicles, 19% of GBV was generated from trips involving newer-model cars (manufactured in 2022, 2023 and 2024), and 85% of our GBV was generated from vehicles ranked among the 20 top-selling new vehicle models within the markets in which we currently operate. We believe that the volume and diversity of vehicles offered by Hosts through our platform is one of our greatest assets in attracting Guests, particularly when contrasted with the cars that tend to be available through many traditional car leasing businesses in our core markets, many of which offer a more limited selection of vehicles. By offering Guests greater choice, convenience, flexibility, and comfort, we are able to reinforce positive associations with our brand and are more likely to receive positive feedback from Guests, who, consequently, are more likely to remain loyal to our platform once they have had a positive experience with a first booking or initial trip.

●	Convenience. The number of Host vehicles available on our platform, as well as the high geographic concentration of such vehicles, particularly in the largest urban areas in which we operate, maximizes Guest convenience by reducing travel time to vehicle pick-up locations. Even if part of an individual’s travel plan involves other modes of transportation such as plane travel, Zoomcar’s substantial presence in the urban areas where we operate make our platform a good option for seamless last-mile connectivity. Further, our strong hyper-local proximity helps unlock a litany of shorter-duration, in-city use cases that encourage more frequent platform usage and complements robust organic demand for longer-duration, out-of-city travel. Strong vehicle density also helps enhance overall demand (particularly related to augmenting demand for shorter duration weekday use cases) for car sharing in our core markets, as it dramatically helps improve the convenience of the platform. As our platform increasingly benefits from network effects, we expect to further improve listed vehicle density in our largest cities.

●	Affordability. Compared to more traditional transportation offerings in our target emerging markets, such as chauffeured car services, we believe our platform offers an economically better value proposition to our Guests. For example, depending on the distance and use case, we estimate, based on our experience and customer feedback, that the cost of booking a mid-range priced car on our platform would cost significantly less than it would cost to rent a chauffeured car for the same trip. As our marketplace continues to grow, we believe that our platform’s affordability advantages over alternative mobility solutions will continue to improve, due to increasing numbers and varieties of vehicles being offered to Guests at a broader range of prices.

●	Customer Loyalty. We have a highly engaged community of Hosts and Guests, many of whom regularly share their feedback on our platform. We monitor platform feedback on an ongoing basis, and the input we receive from Hosts and Guests informs the ways in which we continue to evolve platform tools and functionality. We track Host and Guest bookings over time and use the data to determine incentives and rewards and to develop customized offerings upon subsequent bookings. Highly-ranked Hosts have access to particular benefits that are intended to reinforce their continued participation in our marketplace, including by opening to them additional price optimizing and revenue-earning features. Guests, in turn, also receive rewards and benefits based on repeat bookings. Our referral program, which is currently offered to Guests and Hosts, rewards existing customers for bringing new customers to our platform.

●	Culture and Team. Our team’s commitment to building a marketplace to facilitate better use of personal vehicles through car sharing is critical to our success. Our management team has deep domain experience across marketplaces in our core geographies and the largest addressable markets, including India and Southeast Asia. Over the years, we have been recognized by several publications for our employee-centric work culture, and we view our retention levels, particularly in technical roles, as an indicator of the strength and longevity of our team.

Our Technology

The backbone of Zoomcar’s peer-to-peer car sharing platform is our technology - a mobile-focused platform that connects Hosts and Guests and enables them to transact in a customer feedback-informed marketplace designed to make better use of community resources. Our applications leverage data science, machine learning and advanced computer vision capabilities to offer Hosts real-time dynamic pricing capabilities, algorithmically designed ratings-based listing positioning and enhanced protection through image recognition technology, among other features. With Zoomcar, Hosts enjoy significant flexibility in listing their vehicles and dynamically adjusting availability and price. The platform also provides Hosts with powerful tools that help them to understand Guest demand at a granular, near-real-time level so they can better optimize their offering to prospective Guests. Guests, in turn, are able to search listings by vehicle type, location, price, trip types and other categories to identify cars to fit specific needs. Our platform does not restrict use cases and, instead, allows for a wide array of trip lengths ranging from a few hours up to several months.

Core Platform Technologies

Our platform technologies are comprised of several key elements that underpin the essence of the customer experience that our platform provides for Hosts and Guests:

Catalogue and Filtering. We structure our listed vehicle “catalogue” in a manner designed to allow Hosts to easily add new vehicle listings and which places listed vehicles in the categories designed to enables Guests to search for cars that meet their needs quickly and efficiently. The vehicle catalogue is highly personalized for each Guest based on previous booking and search history on the platform, thereby augmenting the likelihood of an ultimate booking conversion.

Search and Sort Relevance. Our search-and-ranking-based algorithms are powered by back-end data science models that take into consideration Guest preferences based on historical bookings, combined with most-recent search data. The overarching system goal is to improve Guests’ search experience to aid the platform to convert searches into bookings. Among the key variables that our search-and-ranking-based algorithms take into consideration are a Guest’s desired booking timeframe, location, vehicle category, duration, and price point.

Pricing. Our pricing engine is highly dynamic and is layered over our Host-selected pricing and discounting capabilities to create a more optimized overall Host earning experience. This dynamic pricing engine complements a core platform pricing structure that allows, and recommends, Hosts to set minimum and maximum prices for their platform listings. This pricing engine helps the host to maximize earnings on the platform and provides them with a powerful tool to best position their listing(s) relative to other Hosts on the platform.

Ratings and Review. Our rating and review system is connected back to our search-and-ranking-based algorithms in order to provide a more holistic, more relevant overall search experience for the Guest. By combining Host ratings and reviews into our overall search-and-ranking-based algorithms, the platform is able to highlight particular Hosts who are more likely to deliver a better overall booking experience to the Guest. Prominently featuring highly rated Hosts helps to ensure a high-quality assortment of options for Guests and helps inculcate more platform trust and transparency. In turn, this helps to improve the Guest’s booking conversion on the platform. By indexing strongly toward highly rated Host listings with positive reviews at the top of our search algorithm, Hosts are strongly incentivized to keep delivering a stellar booking experience for the Guest. We believe that incorporating ratings and reviews prominently into our search-and-ranking-based algorithms also creates an opportunity to build a stronger long term brand loyalty with the platform.

Payments. We accept payments from Guests through various third-party payment platforms, including debit cards, credit cards, online banking, and digital wallet-based payment methods, to book vehicles. Further, to account for occasional hold-ups in processing payments that occur from time to time in our target emerging markets, our back-end payment processing tools incorporate an automatic retry framework combined with a dynamic switching engine when payment success rates are low on a particular payment gateway. Regarding our Hosts, we have designed our payment system with a view towards prompt disbursement of funds, which Hosts usually opt to receive via direct deposit into the Host’s bank account. Hosts are generally paid promptly following the completion of a trip by a Guest.

Risk and Oversight. Our driver score combined with our machine-learning-based risk models help to customize and personalize the trip protection fee for each booking. Drivers scores for Guests also form the basis for our determination, from time to time, though infrequent, whether a Guest must be permanently expelled from our platform because of behaviour that does not comport with our policies, terms and conditions or that may be detrimental to our trust-based community. Our customized computer vision capabilities also allow us to match images of a Guest based on multiple forms of government identification at the time of Guest onboarding, upon a Completed Booking and upon commencement of a trip or use case, which provides another safety and accountability “check” for the benefit of platform participants.

Communication. Our communication platform allows for a dynamic customer engagement through SMS, WhatsApp, push notification and email to connect with Guests and Hosts based on specific parameters developed based on customer segment data. Our platform also provides capabilities for direct communication between a Guest and a Host, which we believe increases overall trust on the platform and which can help maximize convenience if bookings require adjustment or, for example, if Guests have trouble locating or returning vehicles or in the event a repair or safety question arises.

Photos. Our platform encourages Hosts to take high-quality images of their vehicles in order to create compelling listings intended to attract bookings. Guidance and instruction on taking and uploading high-quality images and creating vehicle listing descriptions likely to attract Guests are provided to Hosts through our platform as part of the onboarding and listing process. The platform also shares Guest-sourced image-quality feedback directly to Hosts to help improve the overall quality of the images associated with particular vehicle listings.

Data and Tracking

At the core of our custom-built tools and machine-learning-driven insights is our proprietary data collected from millions of trips completed since inception. We use the data that we collect from Hosts and Guests to inform our evolving platform functionality to meet customer needs and preferences. For example, our platform provides Guests with personalized pricing and specific catalogue-based recommendations depending on the Guest’s prior search and booking history. For Hosts, Zoomcar offers specific pricing and discounting recommendations to help them maximize earnings on the platform.

Most of our driver data is collected via the customized software-enabled devices that we recommend to Hosts as part of the onboarding process. Zoomcar recommends the Host visits a Zoomcar pre-approved service location to affix the device prior to their vehicle listing.

The devices also facilitate 24/7 GPS monitoring by Zoomcar of in-trip vehicles. GPS tracking is critical to our ability to offer Guests roadside connectivity assistance services (as further described below) and to help identify and resolve problems in the event of an emergency or damage to a Host vehicle. Through this GPS monitoring, our propriety technology collects the driving data we use to customize, and continually improve, our platform tools and capabilities.

Platform Participants: Hosts and Guests

Zoomcar has built a leading sharing marketplace currently in India. Our peer-to-peer platform connects Hosts and Guests through our marketplace and enables Guests to book from a wide variety of vehicles that are conveniently located in their community. As of March 31, 2024 we had approximately 41,166 registered Host vehicles and 2.4 million active Guests (defined as unique Guests who have searched our platform for vehicles or bookings within the preceding twelve (12)-month period at least one time) participating in our marketplace.

Hosts

Our platform provides Hosts, whether they own a single car or several, to realize their entrepreneurial potential and obtain a new form of financial independence. We provide a way for Hosts to generate income from their underutilized vehicles. The following are some of the most typical categories of Hosts using our platform:

●	Retail Hosts. Many Hosts list a single car on the Zoomcar platform with the objective of using car-sharing income as a way to reduce their monthly costs associated with car ownership. We refer to such Hosts as “Retail” Hosts. For these Hosts, their monthly vehicle usage is generally low and, therefore, they look to monetize the vehicle’s downtime through listing on the Zoomcar platform. This provides them with an incremental monthly income to supplement their full-time employment. The majority of Zoomcar’s active hosts fall under the category of Retail Hosts.

●	Entrepreneurial Hosts. We refer to Hosts with two to 10 listed vehicles on the Zoomcar platform as “Entrepreneurial” Hosts. Many of these Hosts started out listing just one vehicle part-time and, over time, have come to regard our marketplace as a place where they can fulfil their entrepreneurial ambition and earn a consistent income. In many instances, these Hosts use the Zoomcar platform as an opportunity to build their own small business within their own neighbourhoods and broader communities. Over time, Entrepreneurial Hosts may establish long-term “fleets” of vehicles and many Entrepreneurial Hosts may become experts in leveraging Zoomcar’s platform tools and recommendations to further maximize the income they can generate from the platform. While a minority of Zoomcar’s active hosts fall under the category of Entrepreneurial Hosts, these Hosts do contribute to a majority of Zoomcar’s bookings and overall business volume.

●	Professional Hosts. Professional Hosts list more than 10 cars at a time on our platform. Their participation in our marketplace often supplements a small offline rental car operation or a group of vehicles part of a prior rental business, most commonly in more tourist-centric locations. For these Hosts, Zoomcar’s marketplace allows them an opportunity to increase fleet utilization and earn incremental income on their broader vehicle portfolio. Professional Hosts do not typically start as retail or entrepreneurial Hosts and are typically onboarded through offline business development channels and use our platform as incremental lead generation. Less than 1% of all Zoomcar Hosts currently fall under the category of professional Hosts.

Benefits to Hosts

Our goal relative to Hosts is to make our platform as easy and efficient to use as possible, so that Hosts can quickly create new accounts, add vehicle listings and generate income from bookings. Following are key elements of the benefits our platform provides to Hosts:

●	Income Generation. Our platform represents a marketplace of engaged Guests to which Hosts gain access when they complete our on-boarding process. Instead of leaving vehicles idle, car-owners in the emerging markets in which we operate can monetize underutilized assets in a process designed to be seamless and frictionless for Hosts. As illustrated by the example set forth above, revenues to Hosts generated through our platform can accumulate quickly and, in many cases, may not only significantly offset the costs associated with owning a personal vehicle but also represent a major potential source of income when compared to average annual income per capita in certain of the emerging markets where we operate currently, such as India. In many instances, the Host’s earnings through the Zoomcar platform are able to supplement other earnings they might enjoy from participating in other shared economy platforms.

●	Scalability and Flexibility. Our platform is designed to allow Hosts flexibility, with increasing numbers of customizable tools and functionality to accommodate Host preferences and maximize opportunities for income generation and mutual benefit. Zoomcar allows Hosts to customize their pricing and vehicle listing preferences along with the vehicle specifications that Hosts include for listing in our catalogue. Hosts can list multiple vehicles simultaneously and manage listings and bookings by mobile app or on our website.

●	Ease of Use. As our business model depends on Hosts listing vehicles on our platform, making onboarding, listing and payment processes seamless and frictionless is a major focus of our development efforts. Our platform allows Hosts to begin monetizing their vehicles from the date they register on our platform. We also provide Hosts with information, updated as our technology continues to evolve, on how to build a successful business utilizing our platform.

●	Community Ecosystem. Our ratings and feedback processes, together with continuous monitoring of the usage of our platform, contribute to the sense of community and mutual trust that our platform participants value. We aim for continuous improvement and to be of service to the communities in which we operate by providing entrepreneurial pathways for Hosts and shared personal vehicles for Guests that did not previously exist.

Platform Features for Hosts

Our platform currently provides an Android mobile application, an iOS mobile application, a website, and other associated digital tools designed to facilitate our Hosts’ ability to earn income through our marketplace. Zoomcar continues to invest in efforts to enhance our capabilities and intends to keep building incremental tools and developing functionality that will provide value to our Hosts and improve their experience using our platform.

●	Seamless Onboarding. We aim to make the onboarding and listing process efficient and easy for Hosts to register on our site, have their profiles verified and then onboard, and ultimately listed, on the platform. Standardized IoT devices are provided by Zoomcar to Hosts to affix to vehicles to allow for a keyless, digital guest entry to more seamlessly fulfil bookings.

●	Listing Management. Our platform technology includes tools designed to help Hosts create and manage their listings in a seamless, frictionless manner. Currently available tools include timing selection, preferential bookings, optional messaging and other settings, discretionary pricing and reward selection programs. Listing management tools are a major focus of our continued development efforts and we offer regular updates to Hosts as new functionalities become available on a routine basis.

●	Pricing Optimization. Our core technology incorporates elements of dynamic pricing at an individual Guest search level, taking into account the duration, lead time and general locational-based supply and demand on the platform. More recently, our platform began offering Hosts the ability to set a minimum and maximum hourly booking price that adjusts based on the core parameters mentioned above as well as other variables. The platform’s technology provides a recommended booking pricing range based on historical data factoring in the car type, vehicle location, and Host rating. Along with this recommended pricing range, the platform also provides the Host with comprehensive pricing analytics and broader demand-based visualizations by location so that Hosts can better customize their pricing to maximize their earnings. In addition to this baseline pricing range, the platform also allows the Host to create flexible pricing offerings such as specific duration-based discounts and last-minute booking convenience charges. Hosts can manage pricing offerings for bookings on our mobile apps and website through their performance dashboard. This serves as a one-stop location for all host related analytics and performance metrics (for each respective vehicle).

Pricing Control
Suzuki Swift ZXI
More car information here
₹120/hr
₹90/hr
Auto Pricing
Zoomcar will set the price
Factors impacting your pricing
Rating
Supply
Demand
4.0

Pricing Control
Suzuki Swift ZXI
More car information here
Min price/hr
₹
1
2
3
4
5
6
7
8
9
0

Suzuki Swift ZXI
More car information here
Suzuki Swift ZXI
More car information here

Pricing Control
Suzuki Swift ZXI
Your car price will vary as below
Auto Pricing
Factors impacting your pricing
4.0
CHANGE PRICE RANGE

Pricing Control
Suzuki Swift ZXI
Your car price will vary as below
Auto Pricing
Factors impacting your pricing
High Demand
CHANGE PRICE RANGE

●	Customizable Tools. We offer certain highly-ranked Hosts the ability to offer doorstep delivery to Guests, allowing an associated higher booking fee, when selected and, over time, we plan to introduce additional personalized services that Hosts can offer to Guests through our platform. We are also building tools to allow entrepreneurial Hosts the ability to offer features such as a flexible one-way drop-off to another city. We believe these additional personalized service offerings will be beneficial to Hosts and Guests alike and may help Zoomcar increase penetration and market share by offering further transportation options to a more diverse set of customers.

●	Entrepreneurial Host Support. Our platform provides Hosts with a suite of tools to build supportive ecosystems around their vehicle businesses with Zoomcar. These tools currently include performance analytics, Guest demand heat maps, sophisticated earnings calculators and vehicle recommendations based on the Host’s personalized earnings history. This support in turn helps further grow the platform of Hosts.

●	Damage Protection. Each of our Guests is required to select a trip protection coverage package to be applied to the costs of repairs in the event a Host vehicle is damaged during a trip.

●	Host Support Services. Zoomcar offers 24-hour support to Hosts through customer support centres and chatbots. The customer support particularly focuses on any potential dispute resolution between Guest and Host (usually focused on trip level charges or fees applied post booking) or any support in the event of an in-trip accident or breakdown.

●	Preferential Placements. Top-rated Hosts qualify for special placement within the Zoomcar vehicle catalogue, ensuring that their vehicles are more prominently and favourably displayed to Guests. In certain instances, highly-rated Hosts also qualify for certain platform badges and tags which raise further awareness of those Hosts and their listed vehicles among Guests searching our platform.

Guests

During the year ended March 31, 2024, over 248,000 Guests booked approximately 540,000 booking days on our platform, during which completed trips totalling approximately 98 million miles. The low average vehicle ownership rates across Zoomcar’s core addressable markets, present us with opportunities to solve a variety of Guests’ transportation needs through our platform. Guest “use cases” can be grouped as “in-city” and “outside-the-city” trips. Examples of typical in-city use cases include short errands, airport pickup, work-related tasks, travel to events and social gatherings, extended test drives and temporary vehicle repair replacement. Typical outside-the city use cases include vacation travel, religious pilgrimages, visits to other cities and work-related site visits.

Benefits to Guests

Our platform mission relative to Guests is to create a seamless, frictionless platform experience that makes account set-up and onboarding, browsing, booking and payment processes as convenient as possible for Guests, building upon our customers’ expectations of personalized travel solutions accessible through our digital platform. City dwellers in emerging markets currently face limited travel options, and we aim to provide community-based solutions built upon a system enhanced by peer reviews and 24/7 support functionality.

●	Convenient Access. Zoomcar currently has approximately 41,166 registered Host vehicles on our platform, with many of the densest urban areas in the locations where we operate providing Guests with cars to book at multiple convenient locations of their choosing. Given the infrastructure and traffic challenges in most of our core markets, our platform therefore offers travel solutions not currently available when contrasted with unorganized, offline traditional car leasing businesses that tend to require Guests to travel to a fixed destination that may be miles from where they live or work to even pick up the car that they want to use. Recently, some of our highly-ranked Hosts have begun offering doorstep delivery options; in the future we expect to offer one-way bookings where vehicles can be dropped off at a location other than the original pick-up location. The cars listed by Hosts on our platform also tend to include a variety of vehicle makes and models, with many including specific add-ons useful to Guests for particular trips needs; participation by our Entrepreneurial Hosts bolsters our ability to offer Guests an assortment of vehicles at consistent times. Instead of being restricted to pricing models, advanced reservation processes and limited selection more typical of old-fashioned leasing businesses, Zoomcar’s platform is more agile, personalized and suitable to the needs of emerging markets’ younger, tech-enabled urban populations who demand more choice, convenience and flexibility.

●	Choice. Our platform listings tend to include a wide variety of vehicle makes and models and participation by our Hosts bolsters our ability to offer Guests an assortment of vehicles at consistent times. While exact vehicle selection varies over time, our Hosts regularly list compact cars, sedans, SUVs, luxury, and electric vehicles, often with specific add-ons such as luggage or bicycle racks, extra storage, children’s car seats, USB cables or other features that meet Guests’ specific travel needs. This diverse range of vehicle options allows Guests to find the right vehicle for the right trip.

●	Community Input. Our platform is oriented around customer feedback and Guests are encouraged to provide reviews of their booking experiences, which we monitor and make public for the benefit of Hosts and other platform users. Transparency and trust are critical values to the Zoomcar community, and we strive to monitor use of the platform in keeping with these principles, cancelling platform access in cases of abuse of the platform or commission of bad acts during bookings. Consistently negative Guest inputs result in Hosts not receiving prominent placement within Zoomcar’s vehicle search catalogue. Over time, this will result in materially fewer bookings for that respective Host. We believe this is a strong inducement for the Host to perform their duties in accordance with the expectation of the broader Guest community.

●	Frictionless Experience. Our marketplace is set up to foster efficiencies of resource-sharing and maximize positive, frictionless experiences between Hosts and Guest. We promote these values, and protect the privacy of Guests and Hosts alike, through our keyless entry system and various communications features and settings. Hosts and Guests can exchange messages through our apps, to coordinate on certain details, but there is no need for prolonged exchanges or negotiations, as pricing and booking details are confirmed before a trip begins.

●	Flexibility. Our platform seeks to accommodate Guests’ changing travel needs through the design of our booking modification system, as well as an in-trip extension offering. These features help ensure that the Guest has access to the vehicle for the exact amount of time required, subject to vehicle availability. We also support a number of Guest payment options, including payment by credit card, debit card, online banking, digital wallet and various other payment platforms, subject to availability in relevant markets.

Platform Features for Guests

Our platform provides a number of capabilities and specific features to support Guests:

●	Accounts. We aim to make it easy for individuals in search of vehicles to join our platform, but we also require community members who want to use Host vehicles to provide basic identification and driver’s license information, which Zoomcar checks against publicly available information for verification purposes.

●	Vehicle Catalogue. Our platform is designed to provide vehicle-seekers with an exciting, engaging car browsing experience. Guests can search listed vehicles by a variety of criteria, including booking price, location, car type, prior ratings and other parameters. Hosts are provided with instructions and tips on taking and uploading high-quality images and preparing listing information so that Guests have information and choice at their fingertips when searching our catalogue of available vehicles.

●	Bookings. Guests select vehicles and pay for bookings directly through our platform on our mobile applications (Android and iOS) or website. We intend for our booking process to be easy to navigate, and convenient to complete and we aim to provide Guests with visibility and transparency into pricing, damage protection costs and the platform’s policies. We currently accept online payments via credit, debit card, online banking or digital payment alternatives like UPI (in India) or other country specific digital wallet providers. As part of our booking experience, Guests select from several trip protection options, at different price levels based on algorithmically-determined formulae. Hosts and Guests in India (but not in the other countries in which we operate currently) enter into a contractual lessor-lessee arrangement using “click-through” acceptance technology via our platform at the time of a booking.

●	Trips. Guests can view their upcoming and past trips within our app and can extend a trip or modify a booking based on their specific preferences. Guests can also start and end their booking remotely from their mobile app via a seamless keyless entry process through in-vehicle hardware equipped in the majority of Host vehicles. For airport bookings, Guests can request the vehicle at the terminal location. Select high-rated hosts can also offer the Guests a doorstep delivery option for an additional fee set by the Host.

●	Messaging. Guests can message Hosts through our app if additional information is required to complete a booking or if a mid-booking issue arises, which can help reduce overall process friction. In-app messaging also allows Guests to communicate special requests to the Host prior to the trip. Direct messaging between the Host and Guest help to dramatically smooth out any last mile challenges such as precise directions to the vehicle, starting the vehicle, specific vehicle control usage, among others.

●	Support. Our app provides Guests with instructions on our onboarding, booking (including booking modifications and extensions) and payment processes, along with frequently asked questions; we also offer real-time customer support 24 hours per day, seven days per week by telephone, email, social media, and, in some cases, direct chat. Connection to roadside assistance through most major providers in our core markets is available for Guests through our app and we track Guest locations during trips using our GPS-connected hardware devices.

Environmental, Social and Governance (“ESG”) Attributes

Among the benefits associated with our peer-to-peer car sharing model is our ability to make positive contributions to the communities in which we operate. At the core of our mission is helping emerging market populations make better use of underutilized and scare resources. We also provide our Hosts with micro-entrepreneurship opportunities and have established an international community built on shared benefits and feedback. Our business model is also inherently sustainability-focused, as we are demonstrating to our customers and other observers how smart car sharing is a viable and scalable solution to reduce the total number of vehicles necessary to meet transportation needs.

●	Community Impact. Our platform affords Hosts opportunities to independently generate income and establish small businesses . Further, becoming a Host requires relatively little time and effort and affords participants a certain level of autonomy and flexibility that resonates with individuals compared to more traditional ways to supplement household income. Additionally, given that most completed trips are relatively local and rarely international, the entrepreneurial opportunities we create generally result in income generated and spent largely locally, within Guests’ and Hosts’ own community or adjacent neighbourhoods, thereby potentially further benefiting other local businesses.

●	Mobility Access. A significant portion of our Guests do not own a personal car, which we believe reflects, among other factors, the space and financial constraints affecting urban residents of many urban markets. Our car sharing approach provides a more economical solution than vehicle ownership for people who only need, or can only afford to obtain, access to a car on a short-term or intermittent basis.

●	Environmental Benefits. Traffic and air pollution are commonplace in many emerging markets and environmental conditions are expected to deteriorate further as population growth continues. Our fundamental proposition is to offer vehicle access to Guests who require it for a fixed, finite interval, which is inherently more efficient than a personal ownership model. A sharing model such as our platform, in which costs are directly correlated with utilization, discourages over-utilization of cars, thus reducing miles driven on a per capita basis. A 2017 study by Transport & Environment, a leading European clean transport campaign group, suggests that car sharing platforms may reduce the number of personal vehicles purchased by 5 to 15 cars per shared car in markets where car sharing becomes prevalent. Based on our approximately 26,262 Host vehicles currently registered, we believe our platform could have the estimated effect of reducing aggregate CO2 output by as much as 115,500 to 266,700 metric tons per annum. Additionally, should the proportion of electric vehicles on our platform increase, we expect such increased proportions, if any, would further impact the CO2 output that our platform can reduce. Furthermore, these positive effects would be amplified if we are able to add more and more dense cities globally (such as Dhaka, Lagos, São Paulo and others), as the usage per car per month on our platform would likely continue to increase.

The Zoomcar Network Effect

Our platform affords Hosts opportunities to independently generate income and establish small businesses in high growth economies where jobs and resources remain scarce relative to need. Further, becoming a Host requires relatively little time and effort and affords participants a certain level of autonomy and flexibility that resonates with individuals compared to more traditional ways to supplement household income. Additionally, given that most completed trips are relatively local and rarely international, the entrepreneurial opportunities we create generally result in income generated and spent largely locally, within Guests’ and Hosts’ own community or adjacent neighbourhoods, thereby potentially further benefiting other local businesses.

Effects of COVID-19 on Our Business

While the onset of the global COVID-19 pandemic created considerable uncertainty in our business, as many countries begin to emerge from the COVID-19 pandemic or are experiencing gradual reductions in associated restrictions in personal activities, we are also benefiting from some of the associated changes we have observed in behaviour and transportation preferences among residents of the emerging markets in which we currently operate. India, for example, after having imposed periodic lockdowns between early 2020 and mid-2021, witnessed considerable growth in domestic tourism since mid-2021, with domestic air travel, for example, eclipsing pre-pandemic levels by mid-2022. Zoomcar’s ATV for trips completed within India, in turn, increased from $43 per trip during the three-month period from January 1, 2022 to March 31, 2022, to $71 per trip during the three-month period from June 30, 2022 to September 30, 2022, without material changes to our pricing models during the same period. During 2022, when some of the effects of COVID-19 and attendant travel restrictions have begun to ease, Zoomcar has experienced a platform-wide increase in longer-duration trips, as Zoomcar has observed increasing prevalence of use cases that did not play a meaningful role in bookings prior to the pandemic. For example, during 2022, more Guests reported booking having booked vehicles on our platform than during prior periods because they were unable to find vehicles to purchase or because vehicles, they owned were taking substantially longer than usual to repair due to supply chain shortages in the automotive industry. We believe that the year to date has been marked by an uptick in “try before you buy” use cases and in Guests generally reporting the flexibility of our platform as a major motivation for bookings. Moreover, during and in the aftermath of the COVID-19 pandemic, we observed an increase in demand for cars booked through car sharing platforms which we believe is partly due to the perceived health and hygiene benefits associated with driving a Host vehicle compared with transportation options such as taxis and public transit, where a rider is sharing space with strangers.

While these changes in consumer preferences may have occurred in response to the effects of COVID-19, we believe that these trends reflect foundational behaviour-based transformations that we expect will outlast the direct impact of COVID-19 global pandemic.

Trip-based Vehicle Protection

One of the concepts fundamental to our platform is that a Host should not be responsible for vehicle repair costs if the vehicle was damaged during a Guest booking. At the time of a booking, our Guests select from several possible trip protection options at different pricing levels. In these packages, Guest liability for vehicle damage costs is typically capped at a set amount depending on the coverage fee selected by the Guest. If damage to a listed vehicle occurs during a booking, the Host completes any necessary repairs at pre-approved service centres and Zoomcar, on a case to case basis, bears the repair costs which falls within a standardized pre-approved range. To date we have opted not to obtain third-party insurance for Host vehicle damage or for Guest or Host theft or other losses, as we believe it is more cost-effective to manage the associated costs in-house through the collection of the Guest’s trip protection fees. We will continue to assess this determination as our business grows and evolves over time.

Our Growth Strategy

Going forward, we plan to continue improving platform functionality and offerings to better serve the mobility needs of additional Hosts and Guests within our current core markets. Improvement of the core product combined with the development of additional features will likely provide the greatest sustainable growth lever to the platform. We believe that additional spending on sales and marketing efforts may be useful in these efforts, as most of our platform expansion to date has resulted from word-of-mouth and brand reputational effects, as opposed to dedicated marketing spend. While we are not currently looking to expand our operations, we expect to continue to assess expansion opportunities as they become available to us over time and, in the near term, plan to continue focusing on our efforts to provide high-quality experiences for Hosts and Guests, with expanding functionalities that we believe will, over time, further expand the variety of use cases for which Guests rely on our platform. Some of the key elements of our near-term growth strategy include:

●	Evolving Platform Functionalities to Capture Additional Bookings. We plan to continue improving our core product offering for both Guests and Hosts, incorporating enhancements to our core technology and data science platforms to improve functionality and convenience for Guests, while also further strengthening listing, monitoring, and customization experiences available to Hosts. We believe that such improvements will support increasing levels of organic traffic to the platform and, in turn, increased volumes of transactions on the marketplace.

●	Increasing High-Quality Listings. While the density of listed vehicles available in the largest urban areas where we currently operate has improved significantly during the past year, we believe there is considerable opportunity to further enhance our offerings in such areas. Robust future growth depends on our ability to continue attracting Hosts offering high-quality vehicles onto the platform. We plan to continue our efforts to reward and encourage highly-ranked Hosts and expect to continue growing our Host referral program.

●	Encouraging Post-Booking Engagement by Guests. At present, most Guests use our platform during discrete time periods, such as when planning a specific trip. In the future, we aim to achieve greater post-trip and between-booking engagement with our Guests. Through awareness building for a wider array of vehicle use cases, we believe that we can meaningfully deepen our Guest engagement following trips. Additionally, as our “supply” of high-quality Host vehicles improves over time, we believe it will become apparent to Guests that they can conveniently access cars in their neighbourhood for a broader variety of purposes than just specific longer trips, hence stimulating further engagement and more frequent bookings. Going forward, we expect to rely more heavily on rewards and loyalty programs intended to further encourage post-booking engagement with our platform by Guests.

●	Expanding Use Cases by Partnering with Adjacent Businesses. Considering the wide array of Guest use cases that our platform is able to facilitate, it is essential that we continue to focus on bolstering our brand’s awareness to the wider consumer community. As part of our strategy, we intend to explore an increasing number of strategic partnerships to improve our broader distribution with various potential customer segments. To enhance our prospective Guest acquisition efforts, we consider it important to associate with partners who have consistent access to key consumer segments. This will allow us to widen our reach and communicate more consistently with different audiences of prospective Guests. This will also help the platform to better serve the increasingly mixed-use cases that are likely to emerge as we continue to grow. Select prospective partners include, but are not limited to airlines, travel platforms, and accommodation providers.

Marketing and Sales

While our current principal sales and marketing activities are largely focused on encouraging incremental bookings and platform transactions among our existing Hosts and Guests, we also selectively invest in certain brand awareness and advocacy efforts, such as partnerships with adjacent brands and businesses, to help improve brand and platform awareness among new customers. For example, through our partnerships with dealerships and service centres, Hosts are offered preferential financing and service packages, among other benefits. We also view our efforts to encourage existing Hosts to share feedback with other platform users as part of our marketing efforts, together the with Host referral incentives. Additionally, we encourage supplemental and repeat vehicle listing by Hosts through the tools we offer to maximize pricing and revenue generation and by continually offering Hosts supplemental tips and instructions on creating successful vehicle listings so that they are likely to enjoy more frequent bookings and, consequently, earn more from the vehicles they list on our platform. We have a dedicated sales team that provides support to Hosts during the onboarding and vehicle registration process with a goal of ensuring a positive, seamless process for Hosts, thereby encouraging Hosts to maintain existing listings for longer periods and also to list new vehicles on our platform over time. In general, we view our efforts, including the creation of Guest ratings system and tags and badges (e.g., “Five Star” reviews) and other functionality to encourage highest-quality offerings and behaviour by our Hosts as ultimately creating a self-perpetuating flywheel effect, as Hosts and Guests benefit mutually from increased platform transactions and high degrees of satisfaction by all participants in bookings through our platform. With respect to Guest-oriented sales and marketing efforts, we utilize certain paid media efforts, together with our Guest referral program, and new app installs and retargeting efforts, to attract and retain Guests to our platform. The overarching goals of our marketing and communications programs are growing brand awareness and creating Zoomcar advocates through the development and distribution of proprietary customer engagement content (e.g., destination/vehicle photography and social media posts) that helps communicate the platform’s value proposition for both Guests and Hosts. We also maintain a dedicated media and external communications team to help manage the brand’s reputation across the various public relations mediums in our operating markets.

As a platform, we remain intensely focused on our brand and our relative positioning across the ecosystem. As such, we rely extensively on user generated content from both Guests and Hosts to help tell the story of the platform and communicate our core value propositions for both customers respectively. From time to time, we partner with other third-party content creators to help further articulate our story to a wider audience of prospective customers. We expect to continue this practice in perpetuity since we believe this helps spread the most positive word of mouth for our brand.

Competition

While we maintain a leading market share within digital car rental in India, potential competitors and competitive businesses can be assessed in multiple ways and overall competition for our offerings increases dramatically if offline car rental and other non-car rental-based transportation alternatives are considered as among our competitors. As we look to grow our business, we believe that our primary “competition” lies in attracting and retaining Guests, while our prime challenge with Host acquisition and retention lies in building awareness around the entrepreneurial opportunities tied to vehicle Hosting on a digital car sharing marketplace.

Competition for Hosts

As an early mover and among the first to scale in India, we do not currently see any competition with other digital platforms or marketplaces as it relates to attracting and retaining Hosts to share vehicles on our platform. Instead, our core challenge lies in building the initial brand awareness for the category so that relevant, qualified individuals take notice of the economic opportunity tied to sharing their vehicle on a digital platform such as Zoomcar. We believe that once individuals are made aware of the broader value proposition, our inherent platform strengths, including core technology and product offering along with our associated guest booking scale should help provide the necessary incentive for Hosts to join the platform and become part of our trusted community.

In certain cities in India, prospective hosts commercially share their vehicle in an offline format without benefit of an organized platform. Through targeted communication and outreach, we should be able to reach these potential users and communicate the platform’s core value proposition.

Competition for Guests

We compete to attract and retain Guests that might otherwise utilize a variety of different competitive sources, primarily from offline, unorganized car rental companies and from other transportation alternatives such as taxis and bus services. Compared to our offline, unorganized car rental competitors, our primary differentiating factors tie back to our stronger depth and breadth of vehicle choice that is situated in denser, more conveniently located urban environments. Combined with a wider range of pricing options and more personalized search and sorting, we believe that we are better positioned to match the right vehicle to the right guest for the right use case. Our ratings and review engine combined with 24/7 support provide an additional layer of support and reliability for our Guests compared to the offline, unorganized alternatives.

While global car rental operators like Hertz, Avis, Enterprise, Zipcar and Sixt do not currently operate in India, it is possible that they might enter or expand in our markets, or that we may enter into their markets, at some time in the future.

Additionally, global car sharing marketplaces such as Turo and Getaround do not operate in our current market. While their entry in our current market is possible, at present, these companies’ core offerings tend to be less oriented towards emerging market customers, as compared to Western guests, and to our knowledge, they do not yet have specific product customizations that are focused on the emerging market consumer.

If any of the global operators mentioned above were to enter our core market, we believe we would compare favourably to their customer offerings based on multiple factors, including that our platform permits localization and an easy-to-use customer experience, locally trained data models with personalized recommendation engines, and local team members who have spent their entire professional careers building similar businesses in our core geographies.

While we believe that we compare very favourably against the potential competitors described above, we believe that our strongest Guest-based competition comes in the form of other transportation alternatives such as mass transit, scooter/motorcycle, three-wheeler, or a chauffeur-driven car. We believe that our ability to offer a wide array of prices that can accommodate different prospective Guest segments is a major potential asset that we believe Favors our platform over these alternatives. Moreover, the convenience that comes from our geographical density can also help attract prospective Guests who might otherwise consider other transport modes. Consequently, we believe that we can attract a meaningful number of new Guests from these various other transport modes in the future.

Government Regulation

We are subject to a variety of laws and regulations in India, which include, without limitation, motor vehicle related laws, regulations relating to e-commerce, as well as those relating to intellectual property, consumer protection, taxation, consumer privacy and data protection, pricing, content, advertising, discrimination, consumer protection, payments, distribution, messaging, mobile communications, environmental matters, labor and employment matters, claims management, and anti-corruption and anti-bribery. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. However, uncertainties regarding legal and regulatory frameworks and their application to our business are compounded by the fact that our current peer-to-peer car sharing business model, which is facilitated through the use of our platform, is uncommon, if not unprecedented, in India . See the section titled “Risk Factors - Legal and Regulatory Risks Related to Our Business,” as our business is subject to certain legal and regulatory risks that could have a material impact on our business.

Intellectual Property

Our business is dependent on a combination of trademarks, patents, copyrights, domain names, trade names, trade secrets and other proprietary rights in order to protect our intellectual property rights.

We currently have 20 registered and 3 pending trademark applications, 3 pending patent applications in India and 7 domain names.

Employee and Human Capital

Zoomcar focuses on building and maintaining an open, diverse, and inclusive workplace that emphasizes a collaborative, cross-functional ethos that also reflects the inherent interconnectedness tied to our core customer offering.

As of March 31, 2024, we had approximately 191 full-time employees across three countries, including 70 employees in engineering and product, 108 employees in operations and support, and 13 employees in sales and marketing. We also from time to time engage contractors and consultants for various durations to collaborate with our more permanent staff on specific projects or matters.

As of March 31, 2024, approximately 20.94% of our overall global employees are identified as women, although none of the members of our senior management team are identified as women. Going forward, we are committed to introducing additional diversity into our broader team, particularly at the most senior levels of the company.

Our Culture and Values

At Zoomcar, the consistent focus on culture has resulted in the receipt of numerous awards over our history.

We focus our workplace culture on adhering to “Five Commandments” that serve as our guiding principles:

- Empathize always

- Cross-train continuously

- Experiment daily and measure holistically

- Forget the fear of failure

- Improve incessantly

We believe that by adhering to these core tenets, we help ensure a stronger employee bond as we consistently work toward achieving our broader mission. These guiding principles are also utilized to set employee performance ratings and compensation to further solidify the principles’ importance within the broader Zoomcar cultural hierarchy of importance. We also expect our employees to embrace these core Company principles when thinking about our customers (e.g., particularly regarding empathy).

Along with a strong adherence to these core tenets, we also routinely solicit employee feedback through various engagement activities and through an annually employer net promoter score (“eNPS”) survey administered by an outside third-party service, in order to ensure impartiality. These outside eNPS surveys also contain qualitative inputs from employees which are reviewed by top management in conjunction with our head of human resources on the same quarterly basis.

Facilities

Our principal executive office is located in Bangalore, India. We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Corporate Information

Zoomcar Holdings, Inc. is a Delaware corporation. Our principal executive offices are located at Zoomcar’s principal executive office is located at Anjaneya Techno Park, No.147, 1st Floor, Kodihalli, Bangalore, India 560008, and our telephone number is +91 99454-8382. Our principal website address is www.zoomcar.com. Information contained in, or accessible through, our website is not a part of, and is not incorporated into, this 10-K form.

Our investor relations website address is https://investor-relations.zoomcar.com/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any and all amendments thereto are available free of charge through our investor relations website as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the “SEC”). These materials are also accessible on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” immediately following this risk factors summary, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Common Stock or Public Warrants and result in a loss of all or a portion of your investment:

●	We have transitioned to our current peer-to-peer car sharing business model in December 2021, as a consequence of which it is difficult to predict our future operating results or compare our performance to historical results;

●	We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise additional funds to finance operations and as a result there is substantial doubt about our ability to continue as a going concern;

●	Certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations;

●	Our operating and financial forecasts are subject to various known and unknown contingencies and factors outside of our control and may not prove accurate, and we may not achieve results consistent with management’s expectations;

●	Various factors, some of which are outside of our control, which may adversely affect our business operations, our competitive standing, and the market price of our Common Stock;

●	The market for online platforms for peer-to-peer car sharing is relatively new, competitive, and rapidly evolving;

●	We will require additional capital to support our current operations and the growth of our business, which may not be available on terms acceptable to us, or at all;

●	While we have taken significant steps to build and improve our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer;

●	Cybersecurity breaches or infringement of our intellectual property could negatively impact our business;

●	Our business depends on attracting and retaining capable management, technology development and operating personnel;

●	We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures;

●	We are in the process of remediating identified material weaknesses in our internal controls and if we fail to remediate these weaknesses or otherwise fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies;

●	Geographic areas in which Zoomcar operates and plans to operate in the future have been and may continue to be subject to political and economic instability, and certain laws and regulations in the Indian jurisdiction where Zoomcar operates are currently evolving;

●	We may incur liability for the activities of Hosts or Guests;

●	We do not carry insurance and our business operations may result in losses for which we are not insured;

●	Our management team has limited experience managing a public company;

●	We will incur significant increased expenses and administrative burdens as a public company;

●	We are the subject of litigation and may not have the ability or the cash to successfully defend such litigation that has been and may in the future be brought against us;

●	If we fail to comply with the listing requirements of Nasdaq (including the requirement to maintain a majority independent board of directors, a minimum bid price of $1 per share, a minimum market value of listed securities of $50,000,000 for which we have received a deficiency notice), we would face possible delisting, which would result in a limited public market for our securities;

●	We are an “emerging growth company” within the meaning of the Securities Act, and, if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors;

●

Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including triggering the most favoured nation features of our Convertible Notes and the anti-dilution protection in the warrants issued in 2024. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock;

●	We have issued a significant number of options and warrants and exercise of these securities and the sale of the shares of Common Stock issuable thereunder will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock;

●	A portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future;

●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition; and

●	Natural disasters, including and not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.

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

Existing and potential holders of our securities should also consider the risks and uncertainties that a company with a limited history, such as ours, will face in the evolving personal mobility solutions market. In particular, there can be no assurance that we will:

●	successfully execute on our business plan, particularly in light of our current liquidity and capital resources;

●	facilitate sufficient bookings to become profitable in the near-term if at all;

●	attract increasing numbers of Hosts and Guests within our current market and future potential additional markets;

●	increase penetration within our current markets through continued improvements in vehicle density, platform features and strategic marketing efforts;

●	enable us to successfully execute our business plans;

●	enhance our brand recognition and awareness;

●	acquire new Hosts and Guests by increasing our market penetration with deeper market coverage;

●	develop new platform functionality and features that enhance our ability to retain Guests and Hosts;

●	develop, improve or innovate our proprietary technology that allows for a sustainable competitive advantage;

●	attract, retain, and manage a sufficient staff of management and technology personnel; or

●	respond effectively to competitive pressures.

We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise additional funds imminently to finance operations and as a result there is substantial doubt about our ability to continue as a going concern.

We have a history of operating losses and expect to continue incurring operating losses in the foreseeable future as we continue to develop our current business model and enhance our platform offerings. We also have indebtedness that is in default in excess of our current capital resources (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”). On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 52,966,102 shares of Company common stock (the “June Warrants”) for gross proceeds of $3,000,000. While we anticipate that these proceeds will provide us with the necessary cash and cash equivalents to support our business and operations through the end of November 2024, assuming that the Company does not make any payments on its currently outstanding indebtedness, there can be no assurance that this will be the case. Even if our current cash position supports operations through the end of November 2024, we cannot assure that this cash will be sufficient in the longer run or that we will not be required to obtain a further infusion of cash funds to support our operations or address the indebtedness. Accordingly, we believe that additional funds will be imminently required to support current operations and, in the long term, the growth of our business. Our operations have consumed substantial amounts of cash, and we have incurred operating losses since we began operating in 2013. While our cash consumption has been reduced following our business transition from short-term rental of vehicles owned by or leased to Zoomcar to an online platform for peer-to-peer car sharing, we have consumed significant amounts of cash in effecting such transition in terms of technology and platform innovation, and our cash consumption has varied over time. Our cash needs will depend on numerous factors, including our revenues, upgrade and innovation of our peer-to-peer car sharing platform, customer and market acceptance and use of our platform, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations, continue improvement, upgrading or innovation of our platform, and expand our international outreach. If we are unable to secure such additional financing, it will have a material adverse effect on our business, and we may have to limit operations in a manner inconsistent with our development.

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

In December 2021, we transitioned to our current peer-to-peer cash sharing business model. The market for online peer-to-peer car sharing platforms is relatively new and unproven and the data and research available regarding the market or the industry may be limited and unreliable. It is uncertain whether the peer-to-peer car sharing market will continue to develop or if our platform will achieve and sustain a level of demand and market acceptance sufficient for us to generate meaningful revenue, net income, and cash flow. Our success will depend to a substantial extent on the willingness of Hosts and Guests to use our platform to identify car sharing opportunities. Some Hosts may be reluctant or unwilling to make their vehicles available for use on our platform because of concerns which may include, but are not limited to, potential decline in the value of their vehicle if listed on our platform, uncertainty of economic benefits from platform usage, ability to recover losses associated with lost or damaged property, compliance with our platform’s terms of use, data privacy and security concerns, or other reasons.

In addition, our success also requires utilization of our platform by Guests to book vehicles. Guests’ willingness to utilize our platform may depend, among other factors, on Guests’ belief in the ease-of use, integrity, quality, availability, safety, cost-effectiveness, convenience and reliability of our platform and the vehicles listed by Hosts for bookings thereon. Any shift in Guest preferences in the markets in which we operate could have a material adverse effect on our business. Additionally, Guests may be reluctant or unwilling to use a platform requiring Guests to provide personally identifiable information, payment information and driver’s license details, or have their driving behaviours monitored during bookings. Further, Guests may be reluctant to book vehicles containing GPS-enabled tracking or monitoring devices accessible by Zoomcar, or to use our platform at all due to the perception of the use of such devices.

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

We require additional capital to support current operations and will require additional capital to support the growth of our business, which may not be available on terms acceptable to us, or at all.

To continue current operations, we will need to raise capital imminently. Further, to continue to effectively compete thereafter, we will require additional funds to support the growth of our business. Our operations have consumed substantial amounts of cash, and we have incurred operating losses, since we began operating in 2013. While our cash consumption has been reduced following our business transition from short-term rental of vehicles owned by or leased to Zoomcar to an online platform for peer-to-peer car sharing, we have consumed significant amounts of cash in effecting such transition in terms of technology and platform innovation, and our cash consumption has varied over time.

Further, as a result of the consummation of the Business Combination, we expect our expenses to continue to increase substantially in connection with actions and efforts we will need to take in preparing for and operating as a public company. Moreover, we expect our expenses to increase significantly in connection with our ongoing activities, including the continuing increase in our technological capabilities with respect to IoT, machine learning, and artificial intelligence. We do not currently have sufficient cash resources to operate our business beyond November 2024 (assuming that we do not repay any of our outstanding indebtedness) and accordingly, will need to raise capital imminently to continue our operations and to fully execute our business plan. Additionally, circumstances could cause us to consume capital more rapidly than we currently anticipate and if our cash resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities or identify and secure additional sources of capital. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of capital and lending markets and governmental regulations in India. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favourable to us, or at all, will severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. In addition, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders. Additionally, fundraising efforts may divert our management from its day-to-day duties and activities, which may affect our ability to execute on our business plan. If we do not raise additional capital imminently to continue operations in the short term or otherwise when required or in sufficient amounts and on acceptable terms, we may need to:

●	significantly delay, scale back or discontinue certain business initiatives, such as our international expansion;

●	significantly delay key investments in IoT, advanced computer vision, machine learning and related artificial intelligence technology; or

●	significantly delay our consumer brand-building initiatives, thereby delaying our broader expansion.

Our future funding requirements, both short-term and long-term, depend on many factors, including but not limited to:

●	our ability to successfully scale our business within the market in which we currently operate, including by increasing the number and quality of Host vehicles and attracting and retaining more Guests to use our platform to meet a broader variety of mobility needs;

●	our ability to successfully expand into additional emerging markets as opportunities to grow our operations become available to us;

●	the pace of technological development in core focus areas such as IoT, computer vision, machine learning, and artificial intelligence;

●	the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in preparing, filing, prosecution, defence and enforcement of any intellectual property rights;

●	the effect of competing technological and market developments; and

●	market acceptance of our platform and the functionality it provides to facilitate peer-to-peer car sharing.

If lack of available capital prevents us from proceeding with the execution of our business plan, our ability to become profitable will be compromised and our business will be harmed.

Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including triggering the most favoured nation features of our Convertible Notes and the anti-dilution protection in the warrants issued in 2024. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

We will finance our immediate cash needs (and expect to finance our future cash needs until we become profitable, if ever) through equity offerings, debt financings or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We will require substantial funding to fund our business. Investors in the Zoomcar 2023 Private Financing (“Financing Investors”) received most favoured nation exchange right provisions (the “MFN Noteholder Rights”) with respect to their convertible notes (“Convertible Notes”), and such provisions may have survived the Closing. Additionally, in June 2024 we issued warrants that contain an “alternative cashless exercise” provision which gives the warrant holder the right to exchange the warrant on a one-for-one basis for shares of Common Stock at any time that the warrant is exercisable without any cash payment and without regard to the then market price of the Company’s Common Stock or exercise price of the warrant. In addition, the warrants include a provision that resets the warrant exercise price with a proportionate adjustment to the number of shares underlying the warrant in the event of a reverse split of the Company’s Common Stock at any time between the issuance date and the three year anniversary of the issuance date (a “Share Combination Event”). In the event of a Share Combination Event, the exercise price of the warrant will be reset to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price (VWAP) during the period commencing five trading days immediately after the date the Company effects a reverse stock split, subject to a floor price of $0.1416 (which is the “Minimum Price” under Nasdaq rules) prior to receipt of stockholder approval or $0.02832 following receipt of stockholder approval (in each case, adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction, the “Floor Price”). The warrants are also subject to full ratchet anti-dilution protection for any issuances of Company securities (other than certain excluded issuances) at a price or effective price (as determined in accordance with the terms of the warrant, the “Dilutive Issuance Price”) that is less than the then current exercise price of the warrants following the issuance date (a “Dilutive Issuance”). In the event of a Dilutive Issuance, the exercise price of the warrants will be reduced to the lower of the Dilutive Issuance Price and the lowest VWAP during the five consecutive trading days commencing after the date of the Dilutive Issuance, in each case, subject to the Floor Price, and there will be a proportionate adjustment to the number of shares underlying the warrant. In connection with the Business Combination, we also issued the Notes to ACM in satisfaction of certain transaction expenses associated with the Business Combination. The Notes contain price based anti-dilution protection on the conversion price of such Notes down to a floor price of $0.25 per share which has already been reached. While the Notes have already converted into the maximum number of shares permissible under the terms of the Notes without receiving stockholder approval,, we may seek stockholder approval in the future to allow for the Notes to convert into additional shares. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, the MFN Noteholder Rights and anti-dilution provision may be triggered, and the terms of the newly issued securities may include liquidation or other preferences that adversely affect your rights.

Any future adjustments to the exercise price of the warrants (or additional issuances to make the Financing Investors whole) may have a negative impact on the trading price of our Common Stock. Additionally, raising additional capital with new investors may be difficult as a result of the MFN Noteholder Rights and anti-dilution protection. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales could occur, could materially adversely affect the market price of the Common Stock and may make it more difficult for you to sell your securities at a time and price which you deem appropriate.

Certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations.

Since November 2023, we are in violation of our scheduled monthly instalment payment obligations of $216,877 per month on our lease liability with Leaseplan India Private Limited (“Leaseplan”). Leaseplan notified us on February 7, 2024 that we are in default of our November 2023 payment and we have not received a waiver from Leaseplan in relation to this default. If we are unable to obtain continued forbearance from Leaseplan on this loan and the overdue amount remains unpaid after 60 days from the date of default, an additional simple interest of 1.5% per month is levied for the subsequent 30 days. Should the default persist beyond this extended period, it will be deemed a breach of the agreement, possibly resulting in inter alia (a) the entire outstanding debt becoming due and payable amounting to $5,860,199 (excluding taxes), (b) Leaseplan repossessing of all vehicles from Zoomcar which were financed from Leaseplan, and (c) the withdrawal of a conditional waiver of $1.2 million which was given during a prior restructuring and will become immediately due and payable with interest of 1.5% per month. As of the date hereof, we are in default beyond the 30 day extended cure period of our November 2023 payment which may lead to any of the aforementioned actions against us. As of the date hereof, Leaseplan (i) has initiated the process of repossession of all vehicles, and (ii) has invoked the bank guarantee of $120,482 which was a security created by Zoomcar in favor of Leaseplan. Such outcomes may have a material adverse impact on our business, operations or financial condition.

Further, we are in violation of the final payment obligation of $217,444 principal amount as per the settlement agreement with Mercury Car Rentals Private Limited (“Avis”). As of the date hereof, Avis had issued a notice notifying us of this default. In this regard, we have made a partial payment towards the final payment obligation of $23,995 and have received an in-principal waiver from Avis on deferment of all further legal action against Zoomcar for a period of 60 days until August 10, 2024. For the period the remaining overdue amount remains unpaid an interest at the rate of 24% per annum will be charged by Avis. Additionally, they may revoke the in-principal waiver and continue with available debt recovery proceedings as earlier notified by Avis. Such an outcome may have a material adverse impact on our business, operations or financial condition.

Further, we are in violation of the payment obligation of $147,433 as per the settlement deed with Orix Leasing and Financial Services Limited (“Orix”). As of the date hereof, Orix has issued a default notice as per the settlement deed notifying us of this default and we have not received a waiver from Orix in relation to the same. For the period the overdue amount remains unpaid an interest at the rate of 15% per annum will be charged by Orix and they may initiate legal action for resolution of the dispute. Such an outcome may have a material adverse impact on our business, operations or financial condition.

We are also in violation of the final payment obligation of $335,549 on our loan with Blacksoil Capital Private Limited (“Blacksoil”). On June 19, 2024, Blacksoil has issued a default notice as per the debenture trust and hypothecation deed dated April 16, 2019 and the related amendment agreements (“Debenture Agreements”) and to show cause within 7 (seven) days from the date of receipt of the notice as to why the Debenture Trustee and the Debenture Holder should not proceed with insolvency proceedings against the Company. While Blacksoil has not formally provided any further waiver or extension of time for such overdue payment, currently, we are in discussions with Blacksoil to propose payment plans and we do not contemplate any immediate legal actions against the Company in this regard. If we are unable to arrive at mutually agreeable terms or if such proposals are not accepted it may, possibly result in inter alia (a) levy of a default coupon on the applicable outstanding amounts, (b) the available securities and guarantees being enforced or invoked, (c) maturity and redemption of the debentures being accelerated and, (d) any other legal proceedings for redemption of such amounts due under the Debenture Agreements. Such outcomes may have a material adverse impact on our business, operations or financial condition.

We are further in violation of the final payment obligation of $480,331 on our loan with Mahindra & Mahindra Financial Services Limited (“Mahindra”). As of the date hereof, Mahindra has not formally extended or provided waiver of such overdue payment. For the period the overdue Mahindra may initiate legal action for resolution of the dispute. Such outcomes may have a material adverse impact on our business, operations or financial condition.

Additionally, we are in various stages of discussion on deferment with our other lenders with regards to the November 2023, December 2023, January 2024, February 2024, March 2024, April 2024 and May 2024 scheduled loan payments. However, we have not received any formal notice of default from other lenders, but such lenders have not formally extended or provided waivers of such overdue payments. The Zoomcar Board and Zoomcar management are evaluating options to improve liquidity and address Zoomcar’s long-term capital structure, however, there can be no assurance that any such option or plan will be available on favourable terms, or at all.

We have issued a significant number of options and warrants and exercise of these securities and the sale of the shares of Common Stock issuable thereunder (along with the issuance of any similar securities in the future, including any securities issuable to White Lion pursuant to the Common Stock Purchase Agreement) will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

As of June 30, 2024, we have issued and outstanding options to purchase 18,184 shares of our Common Stock with a weighted average exercise price of $5.73 and warrants to purchase 104,540,952 shares of our Common Stock with a weighted average exercise price of $1.79. Included among those warrants are the warrants issued in our June 2024 financing which such warrants are exercisable upon receipt of stockholder approval and contain the “alternative cashless exercise” provision, reset provision and full ratchet anti-dilution protection described elsewhere herein. Because the market for our Common Stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our Common Stock. Furthermore, even though the options and warrants (other than the warrants issued in June 2024) are all out of the money, the mere existence of a significant number of shares of Common Stock issuable upon exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our Common Stock.

Our success depends upon our ability to maintain favourable customer reviews and ratings, and if our reputation suffers, our business, financial condition and operating results may be adversely affected.

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

Additionally, our ability to attract and retain Hosts and Guests is dependent in part on our ability to provide high-quality customer support services. Hosts and Guests depend on our customer support centres to resolve any issues relating to our platform both during and after their trips. As we continue to grow our business and improve our platform, we will face challenges related to providing high-quality support services at scale. In addition, as we continue to grow our international business and the number of international users on our platform, our customer support organization will face additional challenges, including those associated with delivering support in additional languages and locations. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, our financial condition, and results of operations.

A former consultant to Zoomcar has commenced a lawsuit against Zoomcar asserting that he is entitled to compensation in connection with prior Zoomcar transactions and the Business Combination.

Effective May 1, 2020, Zoomcar executed an engagement letter with a consultant (the “Former Consultant”) pursuant to which the Former Consultant agreed to provide a variety of business development services including arranging and negotiating a potential merger or similar reorganization which Zoomcar intended to evaluate or enter into soon after executing the engagement letter. No such transaction occurred during the term of the engagement letter, and Zoomcar terminated the engagement letter in January 2022 (the “Engagement Letter Termination”). Subsequent to the Engagement Letter Termination, Zoomcar engaged in other transactions and entered into the Merger Agreement with IOAC. On August 4, 2023, the Former Consultant filed a complaint against Zoomcar in the United States District Court for the Southern District of New York. The complaint contains breach and anticipatory breach of contract claims arising from the Former Consultant’s engagement letter, which the Former Consultant alleges entitles him to compensation relating to prior transactions in which Zoomcar has engaged and further compensation upon consummation of the Business Combination. The complaint seeks declaratory relief affirming the Former Consultant’s alleged continuing right to payment under the terminated engagement letter, together with attorneys’ fees, costs and interest, as well as punitive damages. Zoomcar disputes the allegations, is exploring its legal options, and intends vigorously to defend itself; the case remains pending. If the claims and pleas for declaratory relief set forth in compliant are not promptly and fully dismissed or successfully resolved in Zoomcar’s favour (including by binding and enforceable settlement or final judicial determination, without an ability to appeal, to the extent applicable), the Former Consultant’s actions, claims and pleas for damages could have material negative consequences to Zoomcar. Additionally, there can be no assurance that any efforts or actions that Zoomcar takes in defending against legal actions by the Former Consultant related to the matters described in the complaint will be successful; moreover, any such efforts or actions by Zoomcar may be time-consuming, costly, distracting to Zoomcar management and have reputational and other negative effects on Zoomcar its business.

A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested.

In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar and IOAC challenging his termination, claiming approximately $400,000 in damages and claiming that 100,000 options to purchase shares of Zoomcar have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar and IOAC from “alienating or dealing” the 100,000 shares of Zoomcar claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that IOAC be deleted from the array of parties in the suit, inter alia since (i) IOAC is neither a necessary nor a proper party to the suit; (ii) no reliefs have been sought by the former employee from IOAC; and (iii) there is no cause of action against IOAC. However, there can be no assurance that Zoomcar India and Zoomcar will be successful in their efforts to have the matter vacated or IOAC deleted from the parties, and such efforts may be time-consuming, costly and may have reputational and other negative effects on Zoomcar.

We received a statement of arbitration claim from certain of our warrant holders related to the purported cashless exercise of their warrants.

On January 30, 2024, we received a statement of arbitration claim before Judicial Arbitration and Mediation Services, Inc., with Aegis Capital Corp., Adam Stern, and the Robert J. Eide Pension Plan being the claimants therein. The Claim alleges breaches of certain agreements between (a) the Company and Aegis, and (b) Adam Stern and the Robert J. Eide Pension Plan as warrant holders, on the one hand, and the Company on the other; it seeks damages “preliminarily believed to be” at least $10,000,000 purportedly arising from the alleged breaches. The Claim also seeks amounts for attorneys’ fees and costs, as well as an order of rescission with respect to the issuance of certain allegedly wrongfully dilutive shares of Common Stock issued in connection with the Business Combination or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Common Stock to the claimants. On January 31, 2024, the claimants filed an action in the New York State Supreme Court in aid of the arbitration, including seeking by order to show cause substantially the same relief as the Claim on a declaratory basis. The Court denied the application for a mandatory injunction granting ultimate relief on the record. Claimants filed a separate order to show cause seeking attachment of the Company’s assets arguing the Company did not have sufficient working capital to satisfy a potential award based on its public filings. The Court found that while Claimants had not shown a likelihood of success on their theory of the case, it was likely something would be owed. An order granting claimants the right to attach up to $3,399,878 of Zoomcar’s assets in New York along with other relief, was issued and later modified by the New York Appellate Division, First Department. A motion seeking to stay or modify that order is currently pending in the First Department and the parties are awaiting the start of arbitration. While the Company believes that the claims are not supported by the facts or law and there was no breach of agreements as alleged, there can be no assurance that the Company will be successful in their efforts to have the matter vacated, and such efforts may be time-consuming, costly and may have reputational and other negative effects on the Company. On June 18, 2024, in connection with the Company’s agreement to engage Aegis as placement agent as mentioned under ‘Liquidity and Capital Resources’ section of Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations, the parties agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025.

If the pre-programmed IoT devices distributed to our Hosts to affix to registered cars, which IoT devices enable GPS tracking and data collection by Zoomcar and keyless, digital access to booked vehicles by Guests, do not function as they are intended to function, our business, financial condition, and results of operations could be adversely affected.

As part of our vehicle registration process, all Hosts are provided with an option to install a variety of customized software-enabled IoT devices These devices, which Zoomcar obtains from several suppliers and then programs prior to distribution to Hosts, serve multiple functions, including enabling Guests to access Host vehicles by digitized keyless access and start and end bookings using Zoomcar’s mobile app. The IoT devices also facilitate GPS monitoring by Zoomcar of in-trip vehicles, which serves a data collection function that is important to Zoomcar.

We have no control over the quality or functionality of the IoT devices distributed to Hosts and such devices may not function as intended or may be out of service during the course of a booking or while a Guest is attempted to access a booked vehicle. In such scenarios, Guests are able to contact Hosts via number masking call or text chat enabled by Zoomcar Guest App. However, failures to provide the seamless keyless functions may deny or delay Guests’ quick access to the vehicles, thus reducing Guests’ interest in utilizing our platform. Hosts, in turn, may rely on Zoomcar’s customer support functionality to facilitate connecting Guests to emergency services in the event of a vehicle accident or other situation that, if unresolved, could result in damage to a Host vehicle. If Zoomcar is unable to help Guests that encounter problems during bookings, it could result in complaints and negative reviews from both Hosts and Guests, and higher incidents of damages claims to Zoomcar by Hosts, leading to adverse consequences to our reputation, brand, business, prospects, and operating results.

We do not have long term contracts with the third-party suppliers of the IoT devices distributed to our Hosts and such suppliers can reduce quantities or terminate their sales of IoT devices to us at any time. Any adverse changes in such supply or the costs of such products or services may adversely affect our operations.

We collaborate with third-party suppliers who regularly provide products and services, including but not limited to IoT devices and software integrations, to us. We do not have long term purchase agreements in place with our current suppliers of the IoT devices that we program and require our Hosts to affix to vehicles that they register to our platform and our suppliers could reduce the quantity of or discontinue providing IoT devices suitable for our needs. Given that the Hosts now have an option to install/not install these devices, we do not currently anticipate material challenges to identifying replacement suppliers if shortages of IoT devices occur, we are reliant on third parties to provide such devices and unanticipated shortages or an inability to identify new suppliers if our existing suppliers cease to be willing or able to provide the IoT devices on terms and at costs acceptable to Zoomcar may occur. Any such shortages, reductions or terminations in IoT device supply arrangements may have an adverse impact on our revenues, profits and financial condition. Additionally, if the market prices for IoT devices that are suitable for our needs goes up, we may need to purchase the devices at a comparatively higher price, which may adversely affect our business, financial condition and results of operations.

We have limited control over the operations of our suppliers and other business partners and any significant interruption in their operations may have an adverse impact on our operations. For example, a significant interruption in the operations of our supplier’s production facilities could cause delay or termination of shipment of the IoT devices to us, which may, in turn, reduce or delay our ability to pre-program and distribute such devices to Hosts which may in turn  affect the retention of Hosts who are more inclined towards installing the devices leading to a lower availability of inventory on our Platform.

As our operations continue to scale and grow, we anticipate needing increased numbers of IoT devices, and our demand therefore may exceed the capabilities of our existing suppliers. If our suppliers cease to supply adequate numbers of IoT devices to us, or if we need alternative sources of supply for any other reason, those devices may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and the installation of such devices on vehicles which Hosts wish to add to our platform may be delayed. We may not be able to find adequate alternative or additional suppliers in a reasonable period of time or on commercially acceptable terms, if at all. An inability to obtain sufficient supply of IoT devices which we can program for platform use may delay installation of such devices on vehicles that would otherwise become registered or more promptly registered to our platform, harm our relationships with Hosts, which could adversely affect our business and operations.

Maintaining and enhancing our brand and reputation is critical to our business prospects. While we have taken significant steps to build and improve our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer.

As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our platform offerings. Our brand and reputation may also be harmed by events outside of our control, including by perceptions of our business or our platform which are subjective in nature. For example, if Hosts misrepresent the features or safety of their vehicles in platform listings or otherwise provide diminished quality of vehicles, Guests may not have positive experiences with bookings and may not return to the platform for future transportation needs. If Guests, in turn, do not treat Host vehicles with care, engage in reckless driving or other malfeasance during booked trips or violate platform terms and conditions or use Host vehicles in the commission of crimes or illegal acts, their actions could cause Hosts to withdraw vehicles from our platform or pursue damages claims against Zoomcar. Events ranging from unanticipated litigation involving Zoomcar to trip cancellations by Guests may affect perceptions of our business by individual Hosts and Guests or of larger numbers of persons or groups of persons about our platform and the perceived benefits or risks to booking cars through our platform. Because our ratings and review system encourages and facilitates public sharing of Hosts’ and Guests’ experience with bookings and with our platform, platform users have a forum to express describe their individual, subjective experiences with Host vehicles, bookings and any other aspect of our business, which may not always be favourable. Although we monitor usage of our platform review and ratings systems, we cannot control behaviours of our customers and from time to time, platform features designed to encourage productive information sharing may lead to dissemination of information which is misleading, misrepresentative, false and which may be damaging to our reputation. Any of the foregoing, among other facts and circumstances, may result in unfavourable press coverage about Zoomcar and our reputation and, consequently, our business may be harmed.

The acceptance of our brand will depend partially on maintaining a good reputation, minimizing the number of safety incidents, continuing an improved culture and workplace practices, improving existing functions, feature and technologies, developing new functions, features and technologies of our platform, maintaining a high quality of customer service and ethical behaviour and continuing our marketing and public relations efforts. Our brand promotion, reputation building, and media strategies involve and will continue to involve significant costs, yet may not be successful. We anticipate that other competitors and potential competitors will scale and expand their business, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully maintain our brand in the current or future competitive environment or if events occur in the future which negatively affect public perception of our Company, our brand and reputation would be further damaged, and our business may suffer.

The impact of adverse or changing economic conditions, including the resulting effects on consumer spending or mobility patterns, may adversely affect our business, financial condition, and results of operations.

Our business depends on the overall demand for vehicle bookings. Any significant weakening of the economy in our operating jurisdictions or of the global economy, including the current macroeconomic downturn, more limited availability of credit, economic uncertainty, inflation, financial turmoil affecting the banking system or financial markets, increased unemployment rates, restrictions and reduction in domestic or international travel, fluctuations in the price or availability of gasoline, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty may cause some of our current or potential Hosts and Guests to curtail their use of our platform. In addition, travel has been disproportionately impacted by a macroeconomic downturn. In response to such downturns, Hosts and Guests may not use or spend on our platform at rates we expect, thus further reducing demand for vehicle bookings. These adverse conditions, have in the past resulted, and could in the future result, in reductions in consumer spending, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown, including the current macroeconomic downturn, or any subsequent recovery generally. In addition, increases in inflation may cause Guests to decrease travel or choose alternative or lower cost methods of transportation versus utilizing our platform. If the conditions in the general economy significantly deviate from present levels and continue to deteriorate as a result of any such macroeconomic downturns, our business, financial condition, and results of operations could be adversely affected.

Increases in, labor, energy, and other costs could adversely affect our operating results.

Factors such as inflation, increased labour and employee benefit costs, and increased technology upgrade and update costs, as well as other inflationary pressure, may increase our operating costs. Many of the factors affecting such costs are beyond our control cause these increased costs may cause us to pass costs on to Hosts and Guests by increasing certain fees paid by them to us, which may cause booking volume to decline which would harm our business and operating results.

Our operations have grown substantially since our inception, and we expect that they will continue to do so, subject to our financial condition. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.

Since our inception, we have experienced significant growth in the scale of our operations. This expansion increases the complexity of our business and places significant strains on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, increase our costs, and negatively affect our results of operations. Our business is becoming increasingly complex, and this complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management.

Further, to accommodate our expected growth, we must improve and maintain our platform, technology, systems, and network infrastructure. Failure to effectively upgrade our technology or network infrastructure to support the expected increased traffic on our platform could result in unanticipated system disruptions, slow response times, or poor experiences for Hosts and Guests. To manage the expected growth of our operations and to support financial reporting requirements, we will need to improve our transaction processing and reporting, operational and financial systems and reporting, procedures, and controls. These improvements will be particularly challenging to realize if we acquire new operations with different systems or if we continue to rely on manual financial reporting practices. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. If we are unable to expand our operations, improve our financial reporting processes, and hire additional qualified personnel in an efficient manner, it could adversely affect our business, customer and investor satisfaction, compliance with regulations and laws, and cause our expenses to grow disproportionately relative to our revenue, and our financial performance and future prospects will be adversely affected.

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

In the regular course of our business, we collect, use, store, transmit, and process data and information about Hosts, Guests, employees, and others, some of which may be sensitive, personal, or confidential and make us an attractive target and potentially vulnerable to cyberattacks, computer viruses, electronic break-ins or similar disruptions. Any actual or perceived unauthorized access to or use of such data and information, or breach of our security measures or those of our third-party service providers, could adversely affect our business, operations, and future prospects. While we have taken steps to mitigate our cyberattack risks and protect the confidential information that we have access to, including but not limited to installation and periodical updates of antivirus software and backup of information on our computer systems, our security measures could be breached. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any cybersecurity incident, accidental or wilful security breaches or other unauthorized access to our systems could cause confidential information to be stolen and used for criminal purposes. Cybersecurity incidents, security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with our Hosts and Guests could be severely damaged, we could incur significant liability, and our business and operations could be adversely affected. Additionally, if we fail to protect confidential information, we may be susceptible to potential claims such as breach of contract, negligence or other claims. Such claims will require significant time and resources to defend and there can be no assurances that favourable final outcomes will be obtained.

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

We are required to comply with laws, rules, industry standards, and regulations that require us to maintain the security of personal information in India. We may also have contractual and other legal obligations to notify relevant stakeholders of security breaches. Failure to prevent or mitigate cyberattacks could result and has in the past resulted in unauthorized access to such data, including personal information. India has enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain partners may require us to notify them in the event of a security breach. Such disclosures are and could be costly, could lead to negative publicity, may cause Hosts and Guests to lose confidence in the effectiveness of our security measures and to not use our services, and may require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. In addition, the costs to respond to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any system vulnerability may be unsuccessful, and our efforts and any related failures to contain or remediate any breach or vulnerabilities could result in interruptions, delays, loss in customer trust, harm to our reputation, and increases in our insurance premiums.

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

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including but not limited to:

●	acceptance of car-sharing and the use of our platform to solve transportation needs in the emerging markets in which we operate;

●	our ability to attract and retain Guests and Hosts to use our platform;

●	the popularity and perceived utility, ease of use, performance and reliability of our platform;

●	our brand strength and recognition;

●	our pricing models and the prices of our offerings;

●	our ability to manage our business and operations during a pandemic and related travel restrictions if and when imposed upon outbreak of a pandemic;

●	our ability to continue developing platform features which appeal to changing customer preferences;

●	our ability to continue leveraging and enhancing our data collection and analytics capabilities;

●	our ability to establish and maintain relationships with strategic partners and third-party suppliers or providers;

●	changes mandated by legislation, regulatory authorities or litigation, including settlements, judgments, injunctions and consent decrees, as well as changes that we may elect to make ourselves in the face of potential litigation, legislation, or regulatory scrutiny;

●	our ability to attract, retain and motivate talented employees; and

●	our ability to raise additional capital.

If we are unable to compete successfully, our business, financial condition and operating results could be adversely affected.

We rely on mobile operating systems and application marketplaces to make its platform available to Hosts and Guests, and failure to effectively operate with or receive favourable placements within such application marketplaces could adversely affect Zoomcar’s business, financial condition and operating results.

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

Our success depends in large part on our ability to attract and retain high-quality management, technology development and operating personnel. Competition for qualified employees is intense in our industry. There can be no assurance that members of our management team will continue to work for Zoomcar, or that we will be able to continue to attract or retain employees focused on technology development or other important aspects of our business and operations. Our employees, including members of our management team, could leave our Company with little or no prior notice and would be free to work for a competitor. The loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required to carry out our business plans, could harm our operating results and impair our ability to grow. If we were to lose key members of our management or technology teams, we would need to replace them with qualified individuals in a timely manner or else our business, results of operations and financial condition could be adversely impacted. Additionally, certain of our executive officers and directors may allocate their time to other businesses, thereby causing potential conflicts of interests which could have a negative impact on our business operations.

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

We accept payments using a variety of methods, including credit or debit cards, or digital payment alternatives like UPI or other specific digital wallet platforms. As our payment policies are subject to change from time to time in accordance with evolving legal requirements and market availability of mobile and other payment systems in different jurisdictions where we operate, we offer new payment options to Hosts and Guests from time to time, subject to additional regulations, compliance requirements, and fraud risks. For certain payment methods, including credit and debit cards, we pay interchange and other fees that may increase over time and raise our operating costs and lower profitability.

We rely on third-party payment processors to process payments, refunds, and reimbursements. Under our commercial agreements with these third parties, they may terminate the relationships with us at any time in their sole discretions. If one of these third parties terminates its relationship with us, or refuses to renew its agreement with us on commercially reasonable terms, we could incur substantial delays and expenses in locating and integrating an alternative payment service provider to process payments from Hosts and Guests, and the quality and reliability of any such alternative payment service provider may not be comparable. Further, the software and services provided by these third parties may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Additionally, payment processing software is complex and involves automated processes implemented by us and the third parties that we engage. Therefore, the payment processing software can be misinterpreted and may be susceptible to errors. These risks could cause us, to lose our ability to accept and account for online payment or other payment transactions, make timely payments to Hosts, or result in over- or underpayments to Hosts, any of which could disrupt our business for an extended period of time, make our platform less convenient and attractive to users, expose user information to unauthorized disclosures and abuse, and adversely affect our ability to attract and retain Hosts and Guests, or materially adversely affect our business, financial condition, ability to forecast accurately, and results of operations.

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

We rely on various information technology systems, owned by us and third parties, to manage our operations. Over the last several years, we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and acquiring new systems with new functionality. These activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including impairment of our ability to fulfil trip bookings, maintain books and records, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new or upgraded systems or of integrating new or upgraded systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new or upgraded technology systems may cause disruptions in our business operations and may have an adverse effect on our business and operations if not anticipated and appropriately mitigated.

The successful operation of our business depends upon the performance and reliability of internet, mobile, and other infrastructures that are not under our control.

Our business depends on the efficient, uninterrupted and reliable operations of internet, mobile, and other infrastructures that are not under our control. We may operate in certain geographic areas with limited internet connectivity. Internet access and access to a mobile device are frequently provided by companies with significant market power, which could result in corporate action that degrades, disrupts, or increases the cost of users’ ability to access our platform. Failure to effectively upgrade our technology or internet infrastructure to support the expected increased utilization of our platform by larger numbers of Hosts and Guests could result in unanticipated system disruptions, slow response times, or poor experiences for Hosts and Guests. In addition, the internet infrastructure that we and users of our platform rely on in any particular geographic area may be unable to support the demands placed upon it. Any such failure in internet or mobile device or computer accessibility, even for a short period of time, could interfere with the speed and availability of our platform. In addition, we have no control over the costs of the services provided by national telecommunications operators. If mobile internet access fees or other charges to internet users increase, consumer traffic may decrease, which in turn may cause our revenue to significantly decrease. If our platform is unavailable when users attempt to access it, or if our platform does not load as quickly as users expect, Hosts and Guests may not return to our platform as often in the future, or at all, and may use our competitors’ products, services, or offerings more often. Although we have attempted to prepare for contingencies through redundancy measures and disaster recovery plans, such preparation may not be sufficient, and we do not carry business interruption insurance. Despite any precautions we may take, the occurrence of a natural disaster, such as an earthquake, flood or fire, or other unanticipated problems in the jurisdictions where we operate, including power outages, telecommunications delays or failures, break-ins to our systems or computer viruses, could result in delays or interruptions to our platform, our app and website, and loss of data and business interruption for us and our Hosts and Guests. Any of these events could damage our reputation, significantly disrupt our operations and subject us to liability, which could materially and adversely affect our business, financial condition and results of operations.

Our business operations may result in losses for which we are not insured.

Our current business model consists of a peer-to-peer car-sharing platform which facilitates sharing of vehicles between Hosts and Guests. In this context, we are a facilitator of vehicle bookings but disclaim legal responsibility for cars owned by Hosts and for actions by Hosts and Guests on our platform and during bookings. Our platform terms and conditions, inform Hosts and Guests that booking, sharing and using cars through the platform is undertaken at their own risk; the lease agreement entered into between Hosts and Guests prior to each booking that occurs in India also disclaims our responsibility for Host and Guest property and for other damages incurred in relation to bookings. We also include in our platform terms and conditions a limit on our overall liability equal to the greater of the booking value of each trip and $120. However, we cannot be certain of the extent to which such disclaimers and limitations would be upheld as legally enforceable in every jurisdiction or circumstance. We regularly receive communication from Hosts (and from time to time, Guests) asserting that we are responsible, and requesting reimbursement, for damages to vehicles, lost property and other losses. All of our Guests pay a “value added” trip protection fee as part of a booking, however, the amount available to us from Guest trip protection fees is not sufficient to offset the amounts requested to cover the cost of all damages claims, nor do we attempt to offset all such requests to cover vehicle damage. As a result, we often remain at a risk of residual claims that we may have to absorb in absence of a third-party insurance. For further information regarding the trip protection fees and related matters, please review information contained in this 10-K under the heading “Business - Other Matters.”

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

Zoomcar has identified certain material weaknesses in Zoomcar’s internal controls over financial reporting. These material weaknesses primarily relate to the following matters that are relevant to the preparation of our consolidated financial statements: (a) our controls were not adequately designed to properly monitor and document related party transactions, (b) our controls over independent review and documentation of third-party specialists, advisors reports and accounting advisors were not operating effectively, (c) our controls over financial reporting, specifically related to the inadequacy of our financial reporting policies and procedures, controls over financial statement closure process were not operating effectively, (d) our controls were not adequately designed to provide sufficient documentation and review of the operating effectiveness of Information Technology General Controls (‘ITGC’) for information systems that are relevant to the preparation of the Company’s consolidated financials and (e) lack of relevant employees with comprehensive knowledge and understanding of US GAAP requirements. Zoomcar is in the process of implementing plans and procedures in order to remediate these weaknesses, which it expects to continue to develop and refine in the near term.  In light of the aforementioned material weaknesses, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Report fairly present, in all material respects, our financial position, results of operations and cashflows for the periods presented in conformity with GAAP.

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

We rely on a combination of trademark, copyright, domain names, trade names and trade secret laws, international treaties, our terms of service, other contractual provisions, user policies, restrictions on disclosures, and confidentiality agreements with our employees and consultants to protect our intellectual property rights from infringement and misappropriation. We currently have 20 registered trademarks, 3 pending trademark applications, 3 pending patent applications in India and 7 domain names.

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

Risks related to International, Regulatory and Legal Matters

Our business is subject to certain laws and regulations in the jurisdictions in which it operates, many of which are currently evolving, and the risk of unfavourable interpretations or failure to comply with such laws and regulations could harm Zoomcar’s business, financial condition and results of operations.

Our platform currently operates across 99 cities in India. We are subject to differing, and sometimes conflicting, laws and regulations in the various states in which we operate our business, which are evolving and may change from time to time, which may give rise to inconsistent or ambiguous interpretations among local, regional, or national laws or regulations applicable to our business. Compliance with laws and regulations of different states imposing varying standards and requirements is burdensome for businesses like ours, imposes added cost, increases potential liability to our business, and makes it difficult to realize business efficiencies and economies of scale.

Relative to India, which is the location of our headquarters and the market where we currently have the largest number of bookings, we operate as an asset-light peer-to-peer carsharing business based on an interpretation of current legal and regulatory requirements. The operation of our business is informed by a regulatory framework which includes but is not limited to, the India Motor Vehicle Act, 1988 (“MVA”), which informs how we operate and the ways in which we promote our business. However, there can be no assurance that our interpretation of relevant Indian laws and regulations, including the MVA, is complete or correct, or that transportation authorities in India will interpret the MVA or other applicable regulations the same way that we do. In the event that the MVA or other applicable laws and regulations are interpreted in a manner unfavourable to us, we could become the subject of investigations and could potentially face fines, duties, judgments or other negative consequences, which could materially adversely affect our business and results of operations. Additionally, as our business continues to grow and evolve, laws and regulations will be amended to address the evolution of our business, resulting in new and unpredictable legal and regulatory obligations in emerging markets. It may be difficult for us to comply with the new laws and regulations that will be developed to address changes in our industry and business, and we cannot guarantee that we will be able to comply with such new laws and regulations. If our current or future business models are determined to be noncompliant with the national, regional, and local laws and regulations, we may be required to make costly adjustments to our business model, which could result in negative consequences, many of which may be outside of our control and impossible to predict.

In addition to laws and regulations directly applicable to the peer-to-peer car sharing businesses, we are subject to laws and regulations governing other aspects of our business practices, including laws and regulations relating to use of the Internet, e-commerce, and electronic devices, as well as those relating to taxation, online payments, automobile-related liability, consumer privacy and data protection, pricing, content, advertising, discrimination, consumer protection, protection of intellectual property rights, distribution, messaging, mobile communications, environmental matters, labour and employment matters, claims management, electronic contracts, communications, Internet access, securities and public disclosure, corruption and anti-bribery, and unfair commercial practices. In addition, climate change and greater emphasis on sustainability could lead to regulatory efforts to address the carbon impact of transportation and mobility, which could have a negative impact on our business.

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

We currently conduct all of our business operations in India (as of the date of this Form 10-K, we have closed our operations in Indonesia and Egypt). Our growth strategy is premised on the rapid expansion of our platform into emerging markets. Several of the countries in which we plan to operate our business in the future may be, subject to instances of political instability, civil unrest, hostilities, terrorist activities and economic volatility. Any such events may lead to, among other things, declines in Host and Guest demand for our platform, whether arising from safety concerns, a drop in consumer confidence, a general deterioration of economic conditions, currency volatility, adverse changes to the political and regulatory environment, or otherwise. Any such developments and any other forms of political or economic instability in our markets may harm our business, financial condition and operating results.

We are subject to risks associated with operating in rapidly evolving emerging markets.

To continue growing our business, we plan, in the future, to strengthen our operations and presence in existing emerging markets and to expand into other emerging markets, which may include, without limitation, markets in Southeast Asia, Middle East/North Africa, and Latin America. We have limited experience operating in jurisdictions outside India and plan to continue our efforts to expand into other jurisdictions. Business operations in multiple jurisdictions and markets is difficult, time consuming and expensive, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks associated with operating in emerging markets, including but not limited to the following:

●	operational and compliance challenges caused by distance, language, and cultural differences, including but not limited to the additional cost and resources required to localize our services, the translation of our mobile app, website and platform into foreign languages, and the adaptation of our operations to local cultures and practices, and any changes in such cultures and practices;

●	unexpected and more restrictive laws and regulations, as amended from time to time, including those laws and regulations governing internet activities, peer-to-peer car sharing platforms, leasing or renting cars, insurance requirements, licensing and usage of vehicles, employment, tax, licensing and permitting, identify verification and screening, email and text messaging, collection and use of personal information, privacy and data protection, payment processing, currency regulation, auto insurance scores, or other third-party data sources for trust and safety screening purposes, and other activities important to our online business practices;

●	differing levels of technological compatibility with our platform and social acceptance of our brand and platform, and competition with companies that understand the local market better than we do or that have preexisting relationships with potential Hosts and Guests in those markets;

●	legal uncertainty regarding our liability for the actions of Hosts and Guests, including uncertainty resulting from unique local laws or a lack of clear precedent of applicable law;

●	dependency on third-party suppliers for the provision of essential business products/services including but not limited to IoT devices and software integrations in different jurisdictions.

●	difficulties in managing and staffing international operations, including uncertainties and difficulties related to our foreign employees’ membership in labour unions and work councils, as well as complexities associated with foreign employees’ entry into collective bargaining agreements that require less oversight and training by Zoomcar;

●	fluctuations in currency exchange rates;

●	higher levels of credit risk and payment fraud;

●	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

●	increased financial accounting and reporting burdens, in addition to complexities and difficulties relating to the implementation and maintenance of adequate internal controls;

●	difficulties in implementing and maintaining the financial systems and processes needed to enable compliance across multiple offerings and jurisdictions;

●	public health concerns or emergencies, such as pandemic and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate;

●	managing operations in markets in which cash transactions are favoured over credit or debit cards;

●	political, social, and economic instability abroad;

●	terrorist attacks, including data breaches and security concerns;

●	breakdowns in infrastructure, utilities, and other services;

●	exposure to a business culture in which improper business practices may be prevalent;

●	compliance with various anti-bribery laws; and

●	reduced or varied protection of intellectual property rights in some countries.

While we believe that the present regulatory environment in our target markets is generally favourable, this could and may change over time. If the regulatory environment in our target markets becomes more unfavourable for car sharing businesses, this could have a negative impact on our operations in these markets and could adversely impact our ability to achieve sustainable profitability in these markets.

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

The tax laws applicable to our business activities are subject to uncertainty and can be varied in the relevant jurisdictions. Like many other multinational companies, we are subject to tax in diverse jurisdictions and have structured our business to reduce our effective tax rate. The taxing authorities of the jurisdictions in which we operate have in the past, and may in the future, examine or challenge our methodologies for valuing developed technology, which could increase our worldwide effective tax rate and harm our financial position and operating results. Furthermore, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations, or accounting principles. We are subject to regular review and audit by the tax authorities in the jurisdictions where we operate, and currently face numerous income and other tax claims pending appeals before higher authorities in India. Any adverse outcome of such appeals could have an adverse effect on our financial position and operating results. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by our management, and we have engaged in many transactions for which the ultimate tax determination remains uncertain. The ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Our tax positions or tax returns are subject to change, and therefore we cannot accurately predict whether we may incur material additional tax liabilities in the future, which could impact our financial position.

Our business is subject to extensive government regulation and oversight relating to the provision of payment and financial services.

The jurisdictions in which we operate and jurisdictions we may enter may have laws that govern payment and financial services activities. These laws govern, among other things, money transmission, prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, banking, systemic integrity risk assessments, and cyber-security of payment processes. Our business operations, including our payments to Hosts and Guests, may not always comply with these financial laws and regulations. Regulators s may determine that certain aspects of our business are subject to these laws and could require us to obtain licenses to continue to operate in India .. We have evaluated and will continue to critically evaluate our options for seeking applicable licenses and approvals in the jurisdictions where we operate to optimize our payment solutions and support the future growth of our business. Laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform in the same form and on the same terms as we have historically, or at all.

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

The accounting for our business is complicated, particularly in the area of revenue recognition, and is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in SEC or other agency policies, rules, regulations, and interpretations, of accounting regulations. Changes to our business model and accounting methods could result in changes to our financial statements, including changes in revenue and expenses in any period, or in certain categories of revenue and expenses moving to different periods, may result in materially different financial results, and may require that we change how we process, analyse, and report financial information and our financial reporting controls.

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

Failure to comply with labour laws and regulations may cause us to incur additional costs, which may affect our business, financial conditions and results of operations.

Our business operations are governed by various labour laws, regulations and government policies in multiple jurisdictions. The requirements for labour law compliance, may change from time to time in each jurisdiction. We may be unable to comply with all these requirements in time, or at all, or we may need to incur substantial costs to be compliant, which may adversely affect our business operations and financial condition.

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

In India, provisions were released between 2019 and 2021 relating to the contribution of provident fund, employee state insurance, and professional taxes by employers for the certain employees. Any delay or failure to make such contribution may result in penalties, interests, notices or other administrative actions by the relevant local authorities in India. As of March 31, 2024, Zoomcar India has incurred a penalty of less than $40,000 (based on the foreign exchange rates as of March 31, 2024) for failure to make timely contribution, which Zoomcar India plans to remit, with associated interest due, as instructed by the relevant local authority. This outstanding penalty and interest will continue to accrue unless paid in full, which could adversely affect our business, financial conditions and results of operations.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company and in this annual report, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favour, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.

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

Our current indebtedness, and to the extent we incur indebtedness in the future, our future indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

We are in default of a majority of our indebtedness of $42.86 million as of March 31, 2024 (as more fully described under Item 8 Financial Statements) which has had and will continue to have an adverse effect on our financial condition, our ability to raise additional capital to fund our operations, and our ability to operate our business. Further, in the future, we may continue to incur a material amount of indebtedness. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:

●	impairing our ability to generate cash sufficient to pay interest or principal, including periodic principal payments;

●	increasing our vulnerability to general adverse economic and industry conditions;

●	requiring the dedication of a portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures, dividends to stockholders or to pursue future business opportunities;

●	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavourable terms, to meet payment obligations;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

●	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

Any of the foregoing factors could have negative consequences on our financial condition and results of operations.

Zoomcar has no operating history as a publicly traded company, and its historical financial information is not necessarily representative of the results we would have achieved as a publicly traded company and may not be a reliable indicator of its future results.

The historical financial information included in this annual report from Zoomcar’s operation as a private company prior to the Business Combination does not necessarily reflect the results of operations and financial position we would have achieved as a publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

●	Prior to the Business Combination, we operated as a private company. Our historical financial information reflects allocations of corporate expenses as a private company. These allocations may not reflect the costs we will incur for similar services in the future as a publicly traded company.

●	Our historical financial information does not reflect changes that we expect to experience in the future as a result of becoming a publicly traded company, including changes in the financing, insurance, cash management, operations, cost structure and personnel needs of our business. As a publicly traded entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets, on terms as favourable to us as those we obtained as a private company prior to the Business Combination, and our results of operations may be adversely affected.

We also face additional costs and demands on management’s time associated with being a publicly traded company, including costs and demands related to corporate governance, investor and public relations and public reporting. Stockholder activism, the current political and social environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which Zoomcar operates its business in ways we cannot currently anticipate. For additional information about our past financial performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto included elsewhere in this annual report filing.

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

We cannot predict the effect, if any, that market sales of shares of our Common Stock (including potential sales to White Lion under the Common Stock Purchase Agreement) or the availability of shares of our Common Stock, including upon exercise or conversion of any of our outstanding securities, for sale will have on the market price of our Common Stock prevailing from time to time. Sales of substantial amounts of shares of our Common Stock in the public market, or the perception that those sales will occur, including sales pursuant to this annual report, could cause the market price of our Common Stock to decline or be depressed.

As described elsewhere herein, we expect to issue additional securities imminently to raise capital to continue our operations. Additionally, we may issue our securities if we need to raise capital in connection with a capital expenditure, working capital requirement or acquisition. The number of shares of our Common Stock issued in connection with a capital expenditure, working capital requirement or acquisition could constitute a material portion of our then-outstanding shares of Common Stock. Any perceived excess in the supply of our shares in the market could negatively impact our share price and any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

The market price and trading volume of our common stock may continue to be highly volatile, which could lead to a loss of all or part of a stockholder’s investment.

The market price of our common stock has fluctuated widely since the closing of our Business Combination. During the period from January 1, 2024 to June 30, 2024, the trading price of our common stock has fluctuated from an intra-day high of $7.61 on January 12, 2024 to an intra-day low of $0.13 on June 13, 2024.

The market price of our common stock is affected by a variety of factors, including but not limited to:

●	our ability to execute our anticipated business plans and strategy;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	our ability to obtain additional capital which will be necessary to continue our business and operations;

●	changes in financial or operational estimates or projections;

●	changes in the economic performance or market valuations of companies similar to ours;

●	the impact of pandemics, inflation, war, other hostilities and other disruptive events on our business or that of our customers, partners, and supply chain or on the global economy; and

●	our ability to comply with the continued listing requirements of Nasdaq and maintain our listing on Nasdaq.

In addition, the trading price and trading volume of our common stock has very recently and at certain other times in the past exhibited, and may continue to exhibit, extreme volatility, including within a single trading day. Such volatility could cause purchasers of our common stock to incur substantial losses. For example, on May 23, 2024, the trading price of our common stock ranged from an intra-day high of $0.44 to an intra-day low of $0.22, on trading volume of approximately 115 million shares, and on March 19, 2024, the trading price of our common stock ranged from an intra-day high of $1.83 to an intra-day low of $0.91, on trading volume of approximately 29 million shares. With respect to certain such instances of trading volatility, we are not aware of any material changes in our financial condition or results of operations that would explain such price volatility or trading volume, which we believe reflect market and trading dynamics unrelated to our operating business or prospects and outside of our control. We are thus unable to predict when such instances of trading volatility will occur or how long such dynamics may last. Under these circumstances, we would caution you against investing in our common stock unless you are prepared to incur the risk of incurring substantial losses.

A proportion of our common stock may be traded by short sellers which may put pressure on the supply and demand for our common stock, creating further price volatility. In particular, a possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to sudden extreme price volatility in our common stock. Investors may purchase our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn dramatically increase the price of our common stock until investors with short exposure are able to purchase additional common stock to cover their short position. This is often referred to as a “short squeeze.” Following such a short squeeze, once investors purchase the shares necessary to cover their short position, the price of our common stock may rapidly decline. A short squeeze could lead to volatile price movements in our shares that are not directly correlated to the performance or prospects of our company and could cause purchasers of our common shares to incur substantial losses.

Further, shareholders may institute securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, the Incentive Plan or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the immediate future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under the Incentive Plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

There can be no assurance that we will continue to be able to comply with the continued listing standards of Nasdaq.

Our continued eligibility to maintain the listing of our Common Stock and Public Warrants on Nasdaq depends on a number of factors, including the price of our Common Stock and Public Warrants, the number of persons that hold our Common Stock and Public Warrants and our ability to maintain a board of directors that is composed of a majority of independent directors. On March 12, 2024, the Company received a letter from the Nasdaq staff indicating that, as a result of the resignation of Mr. Ishag, the Company no longer complies with Nasdaq’s independent director requirement as set forth in Listing Rule 5605. Further on May 6, 2024, the Company received two letters from the Nasdaq staff indicating that the Company no longer complies with (i) Listing Rule 5450(b)(2)(A) as it relates to the requirement to maintain a minimum market value of listed securities of $50,000,000 and (ii) Listing Rule 5450(a)(1) as it relates to the requirement to maintain minimum bid price of $1 per share. If Nasdaq delists our securities from trading on its exchange for failure to meet its listing standards, and we are not able to list such securities on another national securities exchange, then our Common Stock could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including:

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

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, markets, revenue streams, and competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us adversely change their recommendation regarding our shares of common stock, or provide relatively more favourable recommendations with respect to competitors, the price of our shares of common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

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

In connection with the Business Combination, we assumed from IOAC, Public Warrants to purchase 11,500,000 shares of our Common Stock, each exercisable to purchase one share of Common Stock at $5.71 per share. In addition, as a result of the Business Combination we issued 39,057,679 warrants to the Legacy Zoomcar warrant holders, each exercisable to purchase one share of Common Stock at $3 per share, of which 37,956,206 warrants remain outstanding. Further, in June 2024, we issued warrants to purchase 52,966,102 shares of the Company’s Common Stock which such warrants are exercisable only following the later of the 6 (six) month anniversary of issuance and the receipt of stockholder approval at an initial exercise price of $0.1416 per share, subject to an alternative cashless exercise or other adjustments and resets as described herein. All such warrants, other than the June Warrants which are not exercisable until the later of the six month anniversary of issuance and the date that stockholder approval is obtained, are out of the money as of the date of this annual report , but such warrants, when and if exercised, will increase the number of issued and outstanding shares of Common Stock and may reduce the value of the Common Stock.

Future sales (including potential sales of securities to White Lion pursuant to the Common Stock Purchase Agreement), or the perception of future sales, by us or our stockholders in the public market could cause the market price for the Common Stock to decline.

The sale of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for the us to sell equity securities in the future at a time and at a price that it deems appropriate.

As of the date of filing of the 10-K we have a total of 75,270,131 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan and (iii) assuming no exercise of the outstanding warrants. All shares currently held by public stockholders and all of the shares issued in the Business Combination to former Zoomcar Stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including our directors, executive officers and other affiliates.

Simultaneously with the execution and delivery of the Merger Agreement, certain stockholders of Zoomcar, Inc., who collectively own approximately 35.0% of the outstanding Zoomcar, Inc. preferred stock and common stock at the time of the execution of the Merger Agreement (on an as converted to Common Stock basis), entered into the Lock-Up Agreements with IOAC. Pursuant to the Lock-Up Agreements, such Zoomcar stockholders agreed to subject certain shares of Common Stock held by them to the restrictions described below from the Closing until the termination of applicable lock-up periods described below. Each Zoomcar stockholder party to the Lock-Up Agreements agreed not to, without the prior written consent of the Zoomcar Board and subject to certain exceptions, during the applicable lock-up period: (i) lend, sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer, dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder, any shares of Common Stock held by it immediately after the Closing or issued or issuable to it in connection with the Merger (including Common Stock acquired as part of any financing agreements or issued in exchange for, or on conversion or exercise of, any securities issued as part of any financing agreements), any shares of Common Stock issuable upon the exercise of options to purchase shares of Common Stock held by it immediately after the Closing, or any securities convertible into or exercisable or exchangeable for Common Stock held by it immediately after the Closing (collectively, the “BC Lock-Up Shares”); (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the BC Lock-Up Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise; or (iii) publicly announce any intention to effect any transaction specified in the foregoing clauses. Pursuant to the BC Lock-Up Agreement, IOAC and certain Zoomcar stockholders agreed to the foregoing transfer restrictions during the period beginning on the date of Closing and ending on the date that is the earlier of (a) six months after the Closing and (b) subsequent to the Merger, (x) if the last sale price of the Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing; or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transactions that result in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property.

In addition, the shares of Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. A total of 9,431,116 shares of Common Stock have been reserved for future issuance under the Incentive Plan. We intend to filed a registration statement on Form S-8 under the Securities Act to register shares of the Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to the Incentive Plan. Accordingly, shares to be registered under such registration statement will be available for sale in the open market upon the effectiveness of the registration statement.

In the future, we may also issue our securities to raise capital or in connection with investments or acquisitions. For example, on May 6, 2024, we entered into the Common Stock Purchase Agreement with White Lion pursuant to which we may issue up to $25,000,000 of shares of Common Stock following the effective date of a resale registration statement to be filed by us in the future (though we do not currently expect to do so). Additionally, on June 18, 2024, we closed a private placement transaction of notes and warrants for $3 million of gross proceeds. The amount of shares of Common Stock issued or issuable upon exercise or conversion of securities issued in connection with a capital raise or an investment or acquisition could constitute a material portion of the then-outstanding shares of the Common Stock. Any issuance of additional securities in connection with capital raising activities, investments or acquisitions may result in additional dilution to our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity attacks impact businesses and organizations of all sizes and sectors on a global basis. At Zoomcar, we recognize the importance of developing, implementing and maintaining a cybersecurity risk management program. Our customers rely on our solutions to store, use and protect their files, which may include confidential or personally identifiable information, critical business information, photographs, and other meaningful content. A successful cybersecurity attack could adversely affect the confidentiality, integrity, and availability of our information systems or any data residing therein. We dedicate significant effort and resources to protect our systems and data, as well as the data of our customers from cybersecurity threats. We are dependent on internal and external information technology systems and infrastructure to securely process, transmit, and store critical information. Our Internal Security team is responsible for overseeing our cybersecurity. We seek to reduce cybersecurity risks through a variety of cybersecurity risk management activities that are designed to identify, assess, manage and mitigate cybersecurity threats.

Risk Management Strategy

The Company’s cybersecurity risk management program is focused on the following key areas:

●	Governance: The cybersecurity risk management program is led by Mr. Mohit Kumar, Head of DevSecOps, (Development, Security and Operations), with support from the Internal Security team and the policies therein are reviewed from time to time by Mr. Vishal Ramrakhyani, our Head of Engineering. At present our Board of Directors does not oversee the cybersecurity risk management program, however, the Audit Committee of our Board of Directors is in the process of implementing procedures to obtain regular updates on our cybersecurity program, including recent developments, key initiatives to strengthen our systems, applicable industry standards, vulnerability assessments, third-party and independent reviews, and other information security considerations.

●	Approach: We use a cross-functional approach to identifying, preventing, assessing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that are designed to provide for the prompt escalation of cybersecurity incidents and support appropriate public disclosure and reporting of incidents as required in a timely manner. Our cybersecurity efforts include the use of risk-based administrative, technical, and physical controls. Zoomcar has implemented an extensive set of policies, procedures, systems and tools designed to help safeguard our systems and data, including firewalls, intrusion detection systems, access controls including multi-factor authentication, vulnerability scanning, penetration testing, independent third-party control audits, an internal bug bounty program, and other systems and processes.

●	Incident Response Planning: We maintain a breach reporting and resolution plan that includes defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations. Our incident response plans are tested and evaluated on a regular basis.

●	Third-Party Risk Management: Our business relies on various services from third party service providers that could adversely impact the security of our systems and business. We have implemented processes designed to identify and assess cybersecurity risks associated with our use of third-party service providers.

●	Education and Awareness: We have established a security and privacy awareness program that runs throughout the year and includes training for all company personnel to enhance employee awareness of how to detect and respond to cybersecurity threats as well as more targeted training for company personnel that have increased responsibility for mitigating certain potential cybersecurity risks.

We regularly review and update our policies, procedures, processes and practices to address changes in the threat landscape and as a result of lessons learned from suspected, actual or simulated incidents. We also conduct tabletop exercises, and engage third party services to conduct evaluations of our security controls through penetration testing and independent audits. We also review industry best practices to assist in evaluating responses to new challenges and risks. These evaluations include testing both the design and operational effectiveness of security controls.

Experience:

Our Head of DevSecOps, Mr. Mohit Kumar, is a seasoned technology leader with over 14 years of experience in DevOps, SRE, Cloud Computing, and Cybersecurity. As the Deputy Director of DevOps and Cybersecurity at Zoomcar, Mohit heads the DevSecOps team and has led transformative projects, cultivated cybersecurity awareness and promoting holistic cybersecurity practices that were aligned with policies defined and approved by management. Mohit and his team are dedicated to integrating security into development, ensuring robust cloud security, enforcing security policies, and driving shift-left practices with operational excellence at Zoomcar.

Vishal Ramrakhyani, our Head of Engineering, has over 13 years of experience as a seasoned technology leader and operator with expertise in application development, IT, cybersecurity, data protection and governance. He has been associated with Zoomcar for more than 7 years and has led strategic initiatives to build robust cybersecurity practices that align with long-term business objectives. Vishal has also worked with internal DevSecOps and external security consultants to build policies around disaster recovery and incident response keeping business continuity as the core objective. Before Zoomcar, Vishal worked as an engineering leader in multiple startups in India.

Cybersecurity Risks

While we dedicate significant efforts and resources to our cybersecurity program, we may be unable to successfully identify threats, prevent attacks, satisfactorily resolve cybersecurity incidents, or implement adequate mitigating controls. Any breach of our network security and information systems or other cybersecurity-related incidents that results in, or may result in, the loss, theft or unauthorized disclosure of data, or any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages. To date and except as otherwise may be noted in this Annual Report on Form 10-K, we do not believe that any cybersecurity threats, including as a result of any previous cybersecurity incidents have materially affected, or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For more information relating to cybersecurity risks and uncertainties, please see the risk factor entitled “Breaches and other types of security incidents of our networks or systems, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing Hosts and Guests and attract new Hosts and Guests, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects.” in Part I, Item 1A, and other risk factors in this 10-K.

Item 2. Properties

Our corporate headquarters is located in Bangalore, India, where we lease approximately 19,200 sq ft within a multi-tenant building pursuant to a lease agreement that expires in April 2029. We also had leased/rented office spaces in Jakarta, Indonesia, and Cairo, Egypt but following cessation of operations in those jurisdictions, each of those leases have been terminated. We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

Except as described below, we are not currently subject to any material claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory disputes and proceedings (collectively, “Legal Proceedings”) We have received communications relating to certain legal proceedings, as described in “Risk Factors - A former consultant to Zoomcar has commenced a lawsuit against Zoomcar asserting that he is entitled to compensation in connection with prior Zoomcar transactions and the Business Combination”, “Risk Factors - A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested.”, and “Risk Factors - We received a statement of arbitration claim from certain of our warrant holders related to the purported cashless exercise of their warrants.”     We may become subject to other Legal Proceedings over time or from time to time, in the ordinary course of our business and as our business continues to grow and expand over time. Becoming involved with Legal Proceedings, regardless of the outcome, may result in substantial cost and diversion of our resources, including our management’s time and attention.

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

On January 30, 2024, we received a statement of arbitration claim before Judicial Arbitration and Mediation Services, Inc., with Aegis Capital Corp. (“Aegis”), Adam Stern, and the Robert J. Eide Pension Plan being the claimants therein. The Claim alleges breaches of certain agreements between (a) the Company and Aegis, and (b) Adam Stern and the Robert J. Eide Pension Plan as warrant holders, on the one hand, and the Company on the other; it seeks damages “preliminarily believed to be” at least $10,000,000 purportedly arising from the alleged breaches. The Claim also seeks amounts for attorneys’ fees and costs, as well as an order of rescission with respect to the issuance of certain allegedly wrongfully dilutive shares of Common Stock issued in connection with the Business Combination or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Common Stock to the claimants. On January 31, 2024, the claimants filed an action in the New York State Supreme Court in aid of the arbitration, including seeking by order to show cause substantially the same relief as the Claim on a declaratory basis. The Court denied the application for a mandatory injunction but granted the Claimants’ request for the right to attach up to $3,399,878 of Zoomcar’s assets in New York along with other relief. On June 18, 2024, in connection with the Company’s agreement to engage Aegis as placement agent as mentioned under ‘Liquidity and Capital Resources’ section of Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations, the parties agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025.

Other Matters

Zoomcar utilizes a set of Terms and Conditions (“T&Cs”) tailored specifically for each of the jurisdictions in which we operate which includes privacy policy, platform use policy, terms and conditions for Host and Guest. These T&Cs are in the form of a clickwrap agreement which lays down the duties, risks, and the liabilities of Zoomcar, Hosts and the Guests in relation to use of services rendered by Zoomcar through its Platform. These T&Cs inter alia cover the eligibility criteria for listing/leasing of vehicles, facilitation of booking, cancellation and incident reporting via the platform, processing of payments/refunds etc. and they further lay out the risks, rights and obligations of the Hosts and the Guests with respect to handling of the vehicles, responsibility for damage, accident, traffic violations and/or for any incidents in violation of applicable law.

In addition to the T&Cs, due to regulatory requirements in India, an additional lease agreement is executed between the Host and the Guest which encompasses the allocation of risks and responsibilities of the Hosts and Guests with respect to listing and use of the relevant vehicle. The execution of such lease agreement is facilitated through the Zoomcar Platform in the form of a clickwrap agreement.

Given that Zoomcar operates as a peer-to-peer carsharing marketplace which facilitates sharing of vehicles between the Hosts and Guests through its platform, the responsibility and liability of Zoomcar under the T&Cs is limited to being a facilitator of such transaction and the obligations for liabilities arising out of listing and/or use of the vehicle booked through the platform is on the Guests and the Hosts. The use of the Zoomcar platform and sharing of vehicle through the platform is undertaken by the Host and Guests entirely at their own risk. Zoomcar’s liability is further capped under the T&Cs at approximately $120 (across all jurisdictions) for any claims arising out of the use of Zoomcar platform. However, Zoomcar, as part of the facilitation services to Hosts and Guests, also provides for trip-based vehicle protection whereby Zoomcar collects and pools the “value-add” damage coverage fee to be applied to the costs of repairs or other damage or loss of vehicle in the event a Host vehicle is involved in an incident, such as an accident, during a trip and this value-add trip protection fee pool may not always help set off the damage claims. Therefore, Zoomcar often remains at a risk of residual claims that it may have to absorb in absence of a third-party insurance. See the section titled “Risk Factors - Insurance Risks Related to Our Business,” as our business is subject to certain risks in absence of third-party insurance cover that could have a material impact on our business.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our Common Stock trades on the Nasdaq Global Market (The Nasdaq Stock Market LLC) under the symbol “ZCAR,” and our Public Warrants trade on the Nasdaq Capital Market under the symbol “ZCARW.”

The closing price of our Common Stock and Public Warrants as reported by Nasdaq as of July 1, 2024, was $0.145 and $0.0149, respectively.

Holders of Record

As of July 1, 2024, there were 607 holders of record of our Common Stock and 1 holder of record of our Public Warrants. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends is within the discretion of our Board. Further, our ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time.

Securities Authorized for Issuance Under Equity Incentive Plans

The following information is as of March 31, 2024 under the 2023 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of granted restricted stock unit awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	20,432-	$5.73	-	17,884,391
Equity compensation plans not approved by security holders	-	-	-	-
	20,432	$5.73	-	17,884,391

(1)	The Company adopted the 2023 Equity Incentive Plan in connection with the Business Combination. As of the date of this Form 10-K, the Board has not granted any awards under the 2023 Equity Incentive Plan.
(2)	In connection with the Business Combination, the Company assumed options to purchase 20,432 shares from the Zoomcar, Inc. 2012 Equity Incentive Plan with the remaining options being cancelled, other than options to purchase 2,841 shares which were neither assumed nor cancelled and remain the subject of a litigation (see “Risk Factors - A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested”).

Recent Sales of Unregistered Securities and Use of Proceeds

None other than as disclosed in the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2024.

Issuer Repurchases of Securities

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the “Business” section and our audited consolidated financial statements for year ended March 31, 2024 and 2023, and other information included elsewhere in this10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this annual report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

Overview

During our fiscal year ended March 31, 2022, Zoomcar’s business model shifted from a prior business model, in which we owned and leased vehicles to our customers, to our current online peer-to-peer car sharing platform which connects Hosts (car owners) with Guests (persons in temporary need of vehicles). Although our platform technology was already under development for several years prior to this transition and we began on-boarding Hosts to our platform before the transition was complete, until our business model changed, most of our revenue was derived from what we refer to as “short-term car rentals” and “vehicle subscriptions,” whereas, beginning in December 2021, a shift in our revenue recognition model occurred in connection with which “facilitation revenues” generated from bookings on our marketplace platform began to represent an increasing proportion of our total revenues.

Standard Booking Flow

During our fiscal year ended March 31, 2024, we operated a peer-to-peer car sharing platform in emerging markets across three countries and generated revenues from bookings by our Guests of vehicles listed on our Zoomcar platform by our Hosts. Zoomcar receives a portion of the associated booking fee charged to the Guest (less any credits or discounts applied), as well as platform fees charged to Guests and Hosts and trip protection fees (which we refer to as “value-added fees”) charged to Guests. As further described below, other fees charged to Guests, such as fuel charges, are paid fully to Hosts, who also receive a revenue share equal to approximately 60% of booking fees and between 0% and 40% of certain other charges. We use our customized algorithm to price trips dynamically on the platform, leveraging our data from the millions of miles driven on our platform to intelligently price the risks of trips and the market, incorporating information about Guests informed by data we collect and Zoomcar management’s professional experience. While Hosts can opt to offer bookings at prices that are different from those the platform generates as recommendations, most Hosts tend to select the algorithmically derived pricing for their bookings. The functionality enabled by our customized pricing tools is reflected in both Guest booking fees and in the trip protection or “value-added fees” charged to Guests, who are presented with three algorithmically derived trip protection pricing options from which to choose. The revenue- generating components of a trip booked on our peer-to-peer car sharing platform include:

●

Charges to Guests: For each booking on our platform, the aggregate amount we charge the Guest consists of the upfront booking fee, value-added fees, the Guest platform fees, and certain other charges (e.g., late fees, trip extension fees, etc.). We refer to these fees collectively as the “gross booking value (GBV).” The booking fee and trip protection fees are determined algorithmically by our system at the time of booking inception, while other fees may be charged during or after the trip, depending on events arising during the trip. Neither Zoomcar nor our Host subsidize fuel cost for Guests. Guests cover their own fuel costs, which are in addition to the booking fee.

●

Charges to Hosts: For each booking on our platform, we charge a “revenue share” to the Host based on a percentage of the booking fee plus other fees that are transferable to the Host. The average revenue share that Zoomcar receives from a booking on our platform is approximately 40%, with the Host retaining the remaining 60%. Our offering provides Hosts with a menu of incentives related to specific factors such as bookings served and minimum host ratings. We charge Hosts minimum marketplace fees to offset the costs of our installed devices.

Key Business Metrics

In addition to the measures presented in our audited consolidated financial statements, we use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies that may calculate similarly titled metrics in a different way.

	For the Years Ended March 31,
(In thousands)	2024	2023
Booking Days	670	813
Gross Booking Value	$26,721	$33,089

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

(1)	Refers to calendar quarters (i.e., Q4-20 = October 01 to December 31, 2020).

For the year ended March 31, 2024, Booking Days on the platform totaled approximately 669,455, compared to 813,286 during the year ended March 31, 2023. This decline was a reflection of significantly higher demand for bookings on our platform during the year ended March 31, 2023, as we continued to increase our available vehicle supply after transitioning to our peer-to-peer car sharing model by providing attractive cash incentives for Hosts. Additionally we discounted booking fees to increase the demand from Guests. During the year ended March 31, 2024, we took several measures to shift our strategy from volume to profitability and improve our unit profitability at the expense of booking days growth, which resulted in the lower sequential growth in Gross Booking Value. However, this shift in strategy resulted in positive trends experienced in net revenue and cost of revenue year over year.

For the three months ended March 31, 2024, Booking Days on the platform totaled 159,431 compared to 173,602 during the three months ended March 31, 2023. This was also a result of measures taken to improve our unit profitability at the expense of booking days growth.

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

(1)	Refers to calendar quarters (i.e., Q4-20 = October 01 to December 31, 2020).

(2)	Booking Days and GBV for bookings ended, excludes cancelled bookings.

The trend in GBV reflects the trend in Booking Days observed above. For the year ended March 31, 2024, Gross Booking Value on the platform totaled approximately $26.72 million, compared to approximately $33.09 million during the year ended March 31, 2023. The year ended March 31, 2023, was a year of increasing our available vehicle supply through attractive cash incentives for Hosts. Additionally, we discounted booking fees which resulted in increased bookings from Guests. During the year ended March 31, 2024, we took several measures to shift our strategy from volume to profitability and improve our unit profitability at the expense of booking days growth, which resulted in the lower sequential growth in GBV. However, our net revenue has increased as we continued to optimize cash incentives to Hosts, which resulted in the positive trends in net revenue and cost of revenue.

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

Our revenue for the year ended March 31, 2024, consists of revenue from services and other operating revenue, while revenue for the year ended March 31, 2023 includes $1.65 million of revenue from short-term (self-owned) vehicle rentals in addition to facilitation revenue.

Revenue from Services

Support and facilitation services include assistance with execution of a lease agreement, payment facilitation, vehicle delivery, on-road assistance, prospective renter diligence and vehicle usage/location tracking (in cases of loss or theft).

Revenue from services consists of our share of GBV. The fees that are components of GBV are charged as a percentage of the value of certain components of the gross booking value, excluding taxes. Our revenue from services consists of our share of the service fees charged to the Hosts, net of incentives and refunds. We collect these fees from the Guest and share a portion of the booking fee and trip extension with the Host. Daily we, or our third-party payment processors, disburse a portion of the GBV to the Hosts, less the fees due from the Host to us. The amounts charged for the booking fee vary based on factors such as the vehicle type, the day of the week, time of the trip, and the duration of the trip. Revenue is recognized ratably over the trip period as we satisfy our performance obligations.

We also require our Guests to choose one of the three trip protection options. A per-trip amount (included in the booking fee) is charged for trip protection, which is collected upon the booking. We recognize revenue from trip protection charges over the trip completion period.

Recorded revenue from services is reduced by the portion of those incentives and credits paid to our Hosts and Guests that cannot be directly attributable to distinct services performed by the Hosts and Guests. These incentives are treated as contra-revenue and reduce our net Revenue recorded in each period. Those incentive costs that can be attributed to a distinct service (e.g., referral bonuses paid to referrer) are included in sale and marketing expense.

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

Cost of Revenue

Cost of revenue primarily consists of, (1) personnel-related compensation costs of local operations teams and teams that provide phone, email and chat support to users, (2) repair and maintenance expenses of vehicles, (3) payment gateway charges, (4) depreciation of devices for keyless entry system and GPS which are installed in the vehicles of Hosts, (5) software support and maintenance, and (6) other direct expenses. We expect that cost of revenue will continue to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on the platform. However, cost of revenue may vary as a percentage of revenue from period to period based on activity on the platform.

Technology and Development

Technology and development expenses primarily consists of personnel-related compensation expenses for technology, product, and engineering teams, as well as expenses associated with our information technology and data science platforms. We expect that our technology and development expense will increase on an absolute dollar basis but vary from period to period as a percentage of net revenue for the foreseeable future as we continue to invest in technology and development activities relating to ongoing improvements to and maintenance of our platform, including the potential hiring of additional personnel to support these efforts.

Sales and Marketing

Sales and marketing expenses primarily consist of online marketing expenses, marketing promotion expense, marketing partnerships with third parties, sales and marketing personnel compensation expenses and certain incentives and referral bonuses paid to Hosts (reflecting the portion of incentive costs not adjusted against net revenue). Sales and marketing expenses also include allocated overhead. We expect that our sales and marketing expenses will increase on an absolute dollar basis but vary from period to period as a percentage of net revenue for the foreseeable future.

General and Administrative

General and administrative expenses primarily consist of personnel-related expenses for executive management and administrative functions, including finance and accounting, legal, and human resources. General and administrative expenses also include certain travel expenses, professional service fees, including legal expenses, rent expenses, office expenses, repairs and maintenance of office equipment and furniture, directors’ and officers’ insurance and other expenses. We further expect to continue incurring general and administrative expenses of operating as a public company, including expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a Nasdaq, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations, and professional services expenses. We expect general and administrative expenses will reduce on absolute dollar basis owing to our efforts to manage cost.

Finance Costs

Finance costs consist primarily of interest on vehicle loans and finance leases, Senior Subordinated Convertible Promissory Notes (“SSCPN”)   issue expenses and other borrowing costs. Costs recognized on account of change in fair valuation of preferred stock warrant, unsecured convertible note and derivative financial instruments are included. In addition, it also includes discount on issue of unsecured convertible note.

Other (Income) and Expense, Net

Other (income) and expense, net consists primarily of change in fair value of senior subordinated convertible promissory notes and convertible promissory notes, Gain on termination/ modification of finance leases, Change in fair value of preferred stock warrant, interest income, (gain)/loss on sale of assets & assets held for sale, Loss on assets written off, loss on foreign currency transactions and balances, provisions written back and other expenses.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Years Ended March 31,
	2024	2023
Net revenue	9,897,233	8,826,206
Costs and expenses	-	-
Cost of revenue	10,331,595	20,675,611
Technology and development	4,345,748	5,176,391
Sales and marketing	5,767,036	6,734,205
General and administrative	17,245,096	12,695,839
Impairment of balances with government authorities	3,875,767	-
Total costs and expenses	41,565,242	45,282,046
Loss from operations	(31,668,009)	(36,455,840)
Finance costs	13,898,735	27,570,752
Finance costs to related parties	38,203	64,844
Other Income, net	(11,316,472)	(2,043,556)
Other income from related parties	(11,224)	(15,804)
Loss before income taxes	(34,277,251)	(62,032,076)
Provision for income taxes	-	-
Net loss	(34,277,251)	(62,032,076)

The following table sets forth our results of operations as a percentage of net revenue:

	For the Years Ended March 31,
	2024	2023
Net revenue	100%	100%
Costs and expenses
Cost of revenue	104%	234%
Technology and development	44%	59%
Sales and marketing	58%	76%
General and administrative	174%	144%
Impairment of balances with government authorities	39%	0%
Total costs and expenses	420%	513%
Loss from operations	-320%	-413%
Finance costs	140%	312%
Finance costs to related parties	0%	1%
Other income, net	-114%	-23%
Other income from related parties	0%	0%
Loss before income taxes	-346%	-703%
Provision for income taxes	0%	0%
Net loss	-346%	-703%

Net Revenue

	For the Years Ended March 31,
	2024	2023	Change	% Change
Income from rentals	$-	$165,834	$(165,834)	-100%
Revenues from services	9,836,434	8,586,785	1,249,649	15%
Other revenues	60,799	73,587	(12,788)	-17%
Net Revenue	9,897,233	8,826,206	1,071,027	12%

Our total net revenue for the years ended on March 31, 2024, and March 31, 2023 was $9.90 million and $8.83 million, respectively, representing an increase of $1.07 million, or 12%. Total number of Bookings, Booking Days and GBV declined by 23%, 18% and 19%, respectively, in the year ended March 31, 2024 versus the previous comparable period, however, our GAAP net revenue increased 12% in the same year as the total incentive payments treated as contra-revenue during the year ended March 31, 2023 was $3.85 million versus $0.88 million during the year ended March 31, 2024. During the year ended March 31, 2023, we provided higher cash incentives for our Hosts and Guests to increase our available supply of cars and attract Guests to use our platform which reduced revenue. These various strategies were targeted towards making a successful transition to the peer-to-peer sharing model.

After the transition to the peer-to-peer sharing model, we took several measures to improve profitability, such as (i) reduction of cash incentives paid to Hosts and (ii) introduction of penalties for Host and Guest on cancellation of booking. These and other cost rationalization strategies resulted in improved unit profitability at the expense of reducing booking days growth, resulting in lower Booking Days and GBV for the year ended on March 31, 2024 versus the year ended March 31, 2023.

Costs and Expenses

	For the Years Ended March 31,
	2024	2023	Change	% Change
Cost of revenue	$10,331,595	$20,675,611	$(10,344,016)	-50%
Technology and development	4,345,748	5,176,391	(830,643)	-16%
Sales and marketing	5,767,036	6,734,205	(967,169)	-14%
General and administrative	17,245,096	12,695,839	4,549,257	36%
Impairment of balances with government authorities	3,875,767	-	3,875,767	100%
Total costs and expenses	41,565,242	45,282,046	(3,716,804)	-8%

Cost of Revenue

	For the Years Ended March 31,
	2024	2023	Change	% Change
Cost of revenue	$10,331,595	$20,675,611	$(10,344,016)	-50%

Cost of revenue was $10.33 million during the year ended March 31, 2024, as compared to $20.68 million during year ended March 31, 2023, a decrease of $10.34 million, or 50%. This decrease was driven by overall Company-wide efforts to drive greater operational efficiency beginning in January 2023. Key drivers of the cost savings include $3.78 million reduction in personnel costs    (driven by headcount reductions in India, Egypt and the closure of Vietnam as well as a $0.44 million decrease in ESOP related costs in the year ended March 31, 2024), a decrease of $1.52 million of uncollected customer charges which charges were paid to the Host by the Company as part of its business customary practice, $0.91 million of cost rationalization in our call centers for India primarily via enhanced chat bot options creating a better experience for our Host and Guest directly and we also adjusted our toll and fuel policies, such that Guests are directly responsible for these costs, thereby reducing the need of call center agents . Repair and maintenance charges were reduced by $0.54 million during the year ended March 31, 2024 by optimizing network of third party vehicle garages, entering new pricing contract with these garages, and reducing accident rate by strengthening the Guest verification process.

We further achieved savings of $0.38 million for rent charges due to the termination of leases associated with parking lots that are no longer needed since we developed an in-app feature enabling Hosts and Guests to communicate directly on vehicle location and delivery and another $0.34 million by changing the operating model of home delivery services such that delivery fees are collected by Zoomcar directly and paid to Hosts. Further, there was cost savings across our international markets other than India on account of reduced travel cost, ground staff cost and call center costs amounting to $0.15 million, $0.29 million and $0.58 million respectively, during the year ended March 31, 2024 versus the year ended March 31, 2023 as a result of reduced operations in these locations. The above decrease was offset by an increase in device depreciation charges of $0.49 million due to a reduction in revised estimate of depreciable lives of certain older devices.

Technology and Development

	For the Years Ended March 31,
	2024	2023	Change	% Change
Technology and development	$4,345,748	$5,176,391	$(830,643)	-16%

Technology and development expenses totaled $4.35 million during the year ended March 31, 2024, as compared to $5.18 million during the year ended March 31, 2023, a decrease of $0.83 million, or 16%. This decrease was driven by employee benefit costs reductions of $0.55 million (including $0.18 million of additional ESOP charges during the year ended March 31, 2023), and a further reduction of $0.28 million in IT platforms support costs as the Company continues to optimize usage of cloud based IT services while enabling more in-app features for Guests and Hosts.

Sales and Marketing

	For the Years Ended March 31,
	2024	2023	Change	% Change
Sales and marketing	$5,767,036	$6,734,205	$(967,169)	-14%

Sales and marketing expense totaled $5.77 million during the year ended March 31, 2024, as compared to $6.73 million during the year ended March 31, 2023, a decrease of $0.97 million, or 14%, primarily driven by a $1.27 million reduction in Host incentives (this reflects the portion of the host incentives are accounted for as sales and marketing expense), $0.66 million reduction in performance marketing expenses, and $0.47 million optimization in referral bonuses paid to existing Hosts for referring new Hosts during the year ended March 31, 2024 as compared to the year ended March 31, 2023. Personnel related costs decreased by $0.38 million due to reductions in headcount. These cost reductions above were partially offset by an increase of brand marketing expenditures by $1.81 million (centered on the Indian Premier League season during the April to June 2023 time period), which impacted the year ended March 31, 2024, versus the year ended March 31, 2023.

General and Administrative

	For the Years Ended March 31,
	2024	2023	Change	% Change
General and administrative	17,245,096	12,695,839	4,549,257	36%

General and administrative expenses were $17.25 million during the year ended March 31, 2024, as compared to $12.70 million during the year ended March 31, 2023, an increase of $4.55 million, or 36%. The increase during the year ended March 31, 2024, was driven by an increase in legal and professional expenses of $ 5.85 million which includes legal and advisory fees related to the deSPAC transaction. Excluding professional fees paid in both periods, overall G&A expense decreased by $1.30 million during the year ended March 31, 2024 versus the year ended March 31, 2023 primarily due to the reduction of employee benefit expenses for support and executive functions to $5.50 million for the year ended March 31, 2024 versus costs of $6.72 million during the year ended March 31, 2023, a reduction of $1.22 million year over year (Primarily the Employee benefit expense reduced due to lower charge of $1.07 million on account of ESOP issuance during the year ended March 31, 2023). Amortization and depreciation charges decreased by $0.23 million for the year ended March 31, 2024 due to the end of the depreciable lives of certain furniture and fixtures. These reductions were partially offset by an increase in rental costs of $0.24 million during the year ended March 31, 2024 as compared to the year ended March 31, 2023 due to one-time non-operating parking charges for owned cars which were being run under the erstwhile inventory heavy self-drive rental business and now being disposed of gradually, once disposed these charges will not be incurred.

Impairment of balances with government authorities

	For the Years Ended March 31,
	2024	2023	Change	% Change
Impairment of balances with government authorities	3,875,767	-	3,875,767	100%

The impairment of balances with government authorities were $3.88 million during the year ended March 31, 2024, as compared to Nil during the year ended March 32, 2023. This impairment is a one-time charge due to non-utilization of Goods and Service Tax (GST) input accumulated over the past few years.

Finance Costs

	For the Years Ended March 31,
	2024	2023	Change	% Change
Finance costs	$13,898,735	$27,570,752	$(13,672,017)	-50%
Finance costs to related parties	38,203	64,844	(26,641)	-41%

Finance costs were $13.90 million during the year ended March 31, 2024, as compared to $27.57 million during the year ended March 31, 2023, a reduction of $13.67 million, or 50% primarily on account of reduced non-cash charges due to a change in fair value of derivative financial instrument of $10.91 million. This reduction was offset by increases in non-cash charges due to change in fair value of the Preferred stock warrant liability of $5.28 million, discount on issuance and change in fair value of Atalaya Note of $2.27 million and SSCPN issue expenses of $0.60 million. These costs were further offset by a reduction in interest on vehicle loans, interest on finance leases, other borrowing cost and bank charges by an amount of $0.23 million, $0.22 million, $0.16 million, and $ 0.05 million respectively.

Finance Costs to related parties reduced due to decline in outstanding loan balances.

Other (income) and expense, net

	For the Years Ended March 31,
	2024	2023	Change	% Change
Other income, net	$(11,316,472)	$(2,043,556)	$9,272,916	454%
Other income from related parties	(11,224)	(15,804)	(4,580)	-29%

Other income was $11.32 million during the year ended March 31, 2024, versus other income of $2.04 million during the year ended March 31, 2023, an increase of $9.27 million or 454%. This increase is primarily due to non-cash gains related to the fair valuation of our convertible promissory notes and senior subordinated convertible promissory notes that converted to equity concurrently with the deSPAC in December 2023, resulting in a net gain of $10.44 million recorded during the year ended March 31, 2024 offset by a reduction of non-cash income related to fair valuation of preferred stock warrant liability to nil during the year ended March 31, 2024 compared to $0.42 million recorded during the year ended March 31, 2023. Other Income for the year ended March 31, 2024, includes $0.95 million of income generated from waiver of lock up restrictions on shares held by certain transaction vendors which was partially offset by an amount of $0.24 million of other income generated on account of writeback of customer payables outstanding for more than three years and one time writeback of trade payables as of March 31, 2023. In addition, during the year ended March 31, 2024, we recorded a loss of $0.21 million related to sale of assets held for sale versus a gain on sale of $1.64 million recorded in the previous year. There was a reduction in foreign currency remeasurement expense of $0.29 million in the current year ending March 31, 2024, versus the year ended March 31, 2023, as well as income of $0.11 million related to write back of prior provisions recorded during the year ending March 31, 2024.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below.

	For the Years Ended March 31,
	2024	2023
Gross loss	$(434,362)	$(11,849,405)
Gross margin	-4%	-134%
Contribution loss	(979,154)	(14,227,150)
Contribution margin	-10%	-161%
Net loss	(34,277,251)	(62,032,076)
Adjusted EBITDA	(17,845,538)	(32,105,321)

Contribution Profit (Loss) and Contribution Margin

We define contribution profit (loss) as our gross profit (loss) plus (a) depreciation expense included in cost of revenue, (b) stock-based compensation expense included in cost of revenue, (c) other general costs included in cost of revenue (rent, software support, insurance, travel); less (i) Host incentive payments and (ii) marketing and promotional expenses (excluding brand marketing).

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

We recorded a contribution loss of $0.98 million during the year ended March 31, 2024, versus a contribution loss of $14.23 million during the year ended March 31, 2023. Our gross loss improved to $0.43 million during the year ended March 31, 2024, versus a gross loss of $11.85 million during the year ended March 31, 2023, which was driven by significant reductions in cost of revenue due to the overall improvements in Companywide operational efficiencies accomplished over the past few quarters. In addition, host incentives and marketing costs (excl. brand marketing) were reduced significantly to $2.73 million during the year ended March 31, 2024, versus $5.13 million during the year ended March 31, 2023, which further contributed to the reduction in contribution loss.

Contribution profit (loss) and contribution margin are non-GAAP financial measures with certain limitations regarding their usefulness; they should be considered as supplemental in nature and are not meant as substitutes for gross profit /(loss) and gross margin, which are measures prepared in accordance with GAAP. For purposes of calculating the non-GAAP financial measures, we utilize the GAAP financial measure of gross profit (loss), which is defined as revenue minus cost of revenue, each of which is presented in our consolidated statements of operations. Our definitions of contribution profit (loss) and contribution margin may differ from the definitions used by other companies in our industry and, therefore, comparability may be limited. In addition, other companies may not publish these or other similar metrics. Further, our definition of contribution profit (loss) does not include the impact of certain expenses that are reflected in our audited consolidated statements of operations. Thus, our contribution profit (loss) should be considered in addition to, not as a substitute for or in isolation from, gross profit (loss) prepared in accordance with GAAP.

The following tables present reconciliations of gross loss to contribution loss and gross margin to contribution margin for each of the periods indicated:

Contribution Loss

	For the Years Ended March 31,
	2024	2023
Net revenue	$9,897,233	$8,826,206
Cost of revenue	$10,331,595	$20,675,611
Gross loss	$(434,362)	$(11,849,405)
Gross margin %	(4.39)%	(134.3)%
Add: Depreciation and amortization in cost of revenue	$828,111	$337,010
Add: Stock-based compensation in cost of revenue	$134,883	$575,662
Add: Overhead costs in cost of revenue (rent, software support, insurance, travel)	$1,218,583	$1,840,149
Less: Host incentives and Marketing costs (excl. brand marketing)	$2,726,369	$5,130,566
Less: Host incentives	$403,069	$2,143,199
Less: Marketing costs (excl. brand marketing)	$2,323,300	$2,987,367
Contribution loss	$(979,154)	$(14,227,150)
Contribution margin %	(9.9)%	(161.2)%

Adjusted EBITDA is a non-GAAP financial measure that represents our net income or loss adjusted for (i) provision for income taxes; (ii) other income and (expense), net; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) finance costs; (vi) deSPAC transaction closing costs and (vii) Impairment of balances with government authorities.

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

Our adjusted EBITDA loss has improved to $17.85 million during the year ended March 31, 2024, as compared to an adjusted EBITDA loss of $32.11 million during the year ended March 31, 2023. This improvement is a result of broad-based cost reduction and optimization initiatives that reduced our cost of revenue, technology and development costs, sales and marketing costs, and general and administrative costs (as described above) during the year ended March 31, 2024, as compared to the year ended March 31, 2023.

Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

●	Adjusted EBITDA does not reflect other (income)/expense, net, which includes interest income on cash, cash equivalents, restricted cash and investments, net of interest expense, and gains and losses on foreign currency transactions and balances;

●	Adjusted EBITDA excludes certain recurring non-cash charges, such as depreciation of property and equipment and amortization of intangible assets; although these are non-cash charges, the assets being depreciated and amortized may need to be replaced in the future, impairment on balances with government authorities and adjusted EBITDA does not reflect all cash requirements for such replacements or for new capital expenditure requirements;

●	Adjusted EBITDA excludes gains on restructuring transactions, as these are non-recurring in nature;

●	Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy: and

●	Adjusted EBITDA excludes all finance charges. For the year ended March 31, 2024, Adjusted EBITDA also excludes deSPAC related transaction expenses which are non-recurring in nature.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, Net (Loss) / Income:

	For the Year Ended March 31,
	2024	2023
Net Loss	$(34,277,251)	$(62,032,076)
Add/ (deduct)
SPAC transaction closing costs	7,061,350	-
Stock-based compensation	1,883,733	3,610,097
Depreciation and amortization	1,001,621	740,422
Finance costs	13,898,735	27,570,752
Finance costs to related parties	38,203	64,844
Other income, net	(11,316,472)	(2,043,556)
Other income from related parties	(11,224)	(15,804)
Impairment on balances with government authorities	3,875,767	-
Adjusted EBITDA	$(17,845,538)	$(32,105,321)

Liquidity and Capital Resources

During the year ended March 31, 2024, and 2023 respectively, we generated negative cash flows from operations of $22.20 million and $36.27 million, respectively, reflecting greater operating cost efficiencies and reduced overhead expenditures in 2024. The Company incurred a net loss of $34.28 million and $62.03 million during the year ended March 31, 2024, and 2023 respectively and the accumulated deficit amounts to $307.55 million and $270.00 million as of March 31, 2024 and 2023 respectively.

As of March 31, 2024, our cash and cash equivalents totaled $1.50 million, consisting of cash on hand, fixed deposits and other bank balances. As of March 31, 2023, our cash and cash equivalents were $3.69 million, consisting of cash on hand, fixed deposits and other bank balances.

Our primary use of cash is to fund our existing operations. If we have sufficient working capital, we will continue to invest in product development and in our technology platform. We expect that our general and administrative expenses will be reduced on an absolute dollar basis due to our efforts to manage cost, use our cash effectively and improve profitability while managing our research and development programs. At March 31, 2024, the Company’s cash position is critically deficient and critical payments to the operational and financial creditors of the Company  are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

In October 2022, we entered into a Business Combination Agreement (BCA) for merger with Innovative International Acquisition Corp. (“IOAC”) In October 2022, we entered into a note purchase agreement with Ananda small business trust, an affiliate of the SPAC sponsor. Ananda small business trust has purchased notes worth $10 million. Additionally, pursuant to signing the BCA, the Company has entered into a warrant and convertible note agreement in February 2023 with new investors and has raised a total of $21.28 million (before fees) as of August 16, 2023 (which has converted at a discount in the deSPAC). On December 28, 2023 we completed our deSPAC transaction with IOAC and received cash of $5.77 million, assumed liabilities amounting to $21.5 million and unsecured promissory notes of $3.26 million were also assumed.

On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3.6 million in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 52,966,102 shares of Company common stock (the “June Warrants”) for gross proceeds to the Company of $3 million. The June Notes are due nine (9) months from the date of issuance,  provided that the Company is required to use the proceeds at the closing date of one or more subsequent equity, debt or other capital raise(s) or any sale of tangible or intangible assets with net proceeds sufficient to repay all or any portion of the amounts due under the June Notes and bear interest at a rate of 15% per annum (up to 20% per annum during the occurrence of an Event of Default). The June Notes are also subject to optional redemption at the option of the Note Holder in the event of a change of control or upon occurrence of an Event of Default (in which case the June Notes are redeemable at a premium of 125% of the amount due thereunder). The June Notes contain certain negative covenants including, but not limited to, a prohibition on incurring indebtedness (other than certain permitted indebtedness) or allowing or suffering to exist any liens or encumbrances (other than permitted liens), repaying or redeeming any outstanding indebtedness other than the June Notes, redeeming or repurchasing any equity interests of the Company, declaring any dividends or distributions, changing the Company’s business, entering into any related party transactions or issuing any securities that would cause a breach or default of the June Notes. The June Notes also contain certain affirmative covenants, including, but not limited to, maintaining good standing, maintaining the Company’s property and intellectual property, maintaining current insurance policies and providing prompt notice in the event of an Event of Default or the commencement of voluntary bankruptcy or liquidation proceedings.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain Hosts and Guests, and the scope of future sales and marketing activities.

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the Consolidated Financial Statements were issued. On June 20, 2024, upon closing of the June Aegis Securities Purchase Agreement, the Company has received $1.5 million of cash and cash equivalents after giving effect to the payment of offering fees and expenses and the payment of certain working capital expenditures. The Company believes that current cash and cash equivalents will allow the Company to continue operations through November 2024, assuming that the Company does not make any payments on its currently outstanding indebtedness and part of the future accruals. The Company was also recently advised by its largest investor and director that he would no longer commit to continue his support to the Company in the event that any liquidity requirements arise in the future. Accordingly, the Company will need to raise additional capital imminently. On June 18, 2024, the Company entered into a non-binding letter of engagement with Aegis Capital Corp. to explore a follow-on financing transaction.

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to increase its revenues and eventually achieve profitable operations. Our audited financial statements for March 31, 2024, include an additional paragraph in the auditor’s report, highlighting conditions that raises substantial doubt on our ability to continue as a going concern. No adjustments have been made to the financial statements based on this uncertainty.

Financing Arrangements

We have financed our operations through revenue generated from sales, borrowings, and issuance of Common Stock, preferred stock, senior subordinated convertible promissory notes, convertible promissory note and unsecured convertible notes.

Debentures and Other Borrowings from Financial Institutions

We have obtained loan facilities from various financial institutions during earlier time periods, which remained outstanding as of March 31, 2024.

Issue of Common Stock

In December 2023, we raised $5,000,000 against issuance of 1,666,666 shares to Mohan Ananda, Chairman of Board of Directors and our largest shareholder.

Issue of Unsecured Convertible Note

In December 2023, we issued an Unsecured Convertible Note to ACM bearing a principal amount of $8,434,605 for making payment of $1,231,368 against the outstanding unsecured promissory note and $6,570,642 to various vendors on behalf of the Company. The Note is subject to an original issue discount equal to 7.5% of the principal amount of the Note. Vendors which are creditors of certain business combination transaction expenses have invested into Note Purchaser, as holders of limited liability company interests in the Note Purchaser pursuant to a limited liability company agreement. The material terms of the Note are as follows: interest on the Note began accruing at 8.0% per annum from the Original Issuance Date of the Note based on the Original Note Principal Amount, subject to a default interest rate of the lower of 8.0% or the highest amount permitted by law (“Default Interest”), such Default Interest compounding monthly, from and after the occurrence of any Event of Default (as defined in the Note), and due and payable on the first Trading Day (as defined in the Note) of each calendar month following such Event of Default, with such interest continuing to accrue at the Default Interest rate until six months after all Events of Default are cured.  Interest payments accrued until the registration statement relating to the resale of the shares underlying the Note was declared effective. The Note was convertible into shares of Common Stock up to a certain number of shares which threshold was met during calendar year 2024. As of the date of this 10-K, a total of 12,512,080 shares have been issued to ACM against the Note.   In June 2024, ACM delivered a notice of default under the Note in connection with the June 2024 private placement transaction.

The following table summarizes our cash flows for the periods presented:

	For the Year Ended March 31,
Statements of Cash Flows Data:	2024	2023
Net cash used in operating activities	$(22,199,148)	$(36,269,517)
Net cash flows generated from investing activities	814	3,904,131
Net cash generated from financing activities	20,202,013	9,586,814
Effect of foreign exchange on cash and cash equivalents	(194,276)	(318,478)
Net decrease in cash and cash equivalents	$(1,996,321)	$(22,778,572)

Operating Activities

Net cash used in operating activities was $22.20 million and $36.27 million for the year ended March 31, 2024 and March 31, 2023, respectively. The major drivers contributing to the decrease of $14.07 million year-over-year included the following:

1.	Decrease in net loss of $27.75 million and including adjustments for non-cash items contributed lower cash outflow of $18.79 million during the year ended March 31, 2024, compared to year ended March 31, 2023. These adjustments include fair value changes in financial instruments, impairment of balance with government authorities, loss/(gain) on sale and disposal of assets held for sale, SSCPN issue expense, stock-based employee compensation, depreciation and amortization of long-lived assets and intangibles assets, among others.
2.	Net decrease in working capital of $5.11 million was a result of improved working capital management during the year ended March 31, 2024, as compared to the year ended March 31, 2023.

Investing Activities

Net cash generated for investing activities totaled $0.001 million and $3.90 million for the year ended March 31, 2024, and March 31, 2023, respectively. The decrease in cash generated for the year ended March 31, 2024, is largely attributable to lower proceeds from legacy vehicle sales during the year ended March 31, 2024 as compared to year ended March 31,2023.

Financing Activities

Net cash generated from financing activities totaled $20.20 million and $9.59 million for the year ended March 31, 2024, and March 31, 2023, respectively. The increase was primarily due to proceeds from the issuance of Senior Subordinated convertible promissory note as well as from the completion of the Reverse Recapitalization transaction in December 2023. In addition, debt repayments and principal payment of finance lease obligations were lower during the year ended March 31, 2024, as compared to the March 31, 2023, respectively. As the Company’s cash position decreased, critical payments and debt repayments were not being made in the ordinary course of business.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business.

Below is a table that shows our contractual lease obligations as of March 31, 2024:

	Year ended March 31, 2024
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases
2025	$392,443	$6,475,668
2026	345,584	-
2027	362,385	-
2028	380,025	-
2029	398,548	-
Total Lease Payments	1,878,985	6,475,668
Less : Imputed Interest	503,762	737,429
Total Lease Liabilities	$1,375,223	$5,738,239

Borrowings

The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a material penalty are not included in the table above.

As at	March 31, 2024
Current
Non-convertible debentures
7.7% Debentures	$335,549
Term loans
- from non-banking financial companies (NBFCs)
- Mahindra & Mahindra Financial Services Limited	873,924
- TATA Motors Finance Limited	2,187,128
- Kotak Mahindra Financial Services Limited	348,599
- Jain and Sons Services Limited	47,992
- Mercury Car Rentals Private Limited	249,560
- Orix Leasing and Financial Services India LTD	156,370
- Clix Finance India Unlimited	124,931
Arrangement with Reinsurer
- AON Premium Finance LLC	725,430

5,049,483

Total maturity for the year ending on March 31,

2025	$5,049,483
$5,049,483

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

Claims filed against the Company by customers and third parties amounted to $4,565,949 and $4,639,473 at March 31, 2024 and March 31, 2023, respectively. These claims have been made for personal injuries (customer and/or third parties) and amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip. The Company has procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that a liability, if any, arising from these claims will be covered by the insurance. Hence, the Company has not created any provision as of March 31, 2024, and March 31, 2023, for these matters. While uncertainties are inherent in the outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B) The Company has received various orders from time to time from Indian indirect tax authorities.

The Company has received an order disallowing input credit taken on certain vehicles purchased for the period from July 2017 to July 2019 amounting to $548,635 (March 31, 2023: $440,703). The Company has made a deposit of $130,238 against this litigation. The Company received a show cause notice for service tax liability on booking fees and penalty charges collected for the period October 2014 to July 2017 amounting to $4,438,067 (March 31, 2023: $4,504,751).

The Company has filed an appeal on June 12, 2020 against the above orders before higher authority.

The Company has received a show cause notice dated September 26, 2022, for $34,199 from Indian indirect tax authorities for the period April 2017 to September 2017 due to disallowance input tax credit. The litigation however has now been closed and the Company has received a closure notice on July 31, 2023.

The Company has received show cause notice dated December 23, 2020 from Indian indirect tax authorities disputing the goods and service tax input availed and the rate of input availed amounting to $1,054,875 (March 31, 2023: $450,477).

The Company has filed submissions and is awaiting further communication on the matter.

The Company has received five show cause notices dated August 31, 2023, September 27, 2023, September 30, 2023, December 13, 2023, April 26, 2024, for $1,908,642 from Indian indirect tax authorities for the period April 2017 to March 2020 due to disallowance of input tax credit. The Company is in the process of responding to the show cause notice.

Based on the submissions provided to the authorities and documents available, the Company is confident that no outflow is expected. Hence the Company has not created any provision at March 31, 2024, and March 31, 2023 for the above matters.

(C) At March 31, 2024, there are 6,815 bookings in progress. The Company bears the risk of loss or damage to the host vehicle with respect to such bookings. The Company makes certain assumptions based on currently available information to estimate the trip protection reserves. Several factors can affect the actual cost of a claim, including the length of time the claim remains open and the results of any related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous projections.

(D) In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $407,083 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated.

(E) On January 30, 2024, the Company received a statement of arbitration claims involving warrant holders seeking damages of at least $10,000,000 purportedly arising from the alleged breaches of certain agreements between the Company and warrant holders. Additionally, the Claim requests additional amounts for attorneys’ fees and costs, as well as an order of rescission regarding the issuance of certain allegedly wrongfully dilutive shares of the Company’s stock issued in connection with the business combination or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Zoomcar common stock to the warrant holders. The Court denied the temporary injunctive relief and passed an order to prevent issuance of securities to insiders and allowing Claimants to attach Company’s assets up to $3,500,000 if, and only if, located in New York. No further action has been taken as JAMS arbitration panel is yet to be appointed. The claimants have filed a case in New York County Supreme Court for seeking relief in aid of the arbitration claim to secure potential recovery. On June 18, 2024, the parties agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025. Zoomcar is examining its legal options with respect to the Claim and the Court action. The Company believes that the claims are baseless and there was no breach of agreements as alleged.

(F) In August 2022, the Company received a complaint and a demand for trial by jury from a former consultant (Complainant) towards non-payment of performance bonus consideration based on the consulting agreement dated May 1, 2020. The Company had entered into an agreement with the complainant for a wide range of business development services towards the growth of the Company.

The Company terminated this agreement via an email communication to the Complainant on January 7, 2022, in line with the termination clause of the consulting agreement dated May 1, 2020. However, the complainant has filed a complaint seeking damages amounting to $15.9 million towards breach of contract claims, as well as costs, attorneys’ fees, and interest on the $15.9 million amount. The Company believes the claims in the complaint are baseless and violative of the applicable law. The Company has filed a motion to dismiss the case and is pending the Court’s consideration of the same. However, the Company believes the likelihood of payment of above damages is possible.

The outcome of the above legal proceedings cannot be determined at this time, and there can be no assurance as to the ultimate resolution of these matters or the potential impact on the Company’s financial position, results of operations, or cash flows. The Company will continue to monitor these proceedings closely and provide updates as necessary in future financial disclosures.

Critical Accounting Policies and Estimates

The Company prepared its consolidated financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements, as well as revenue and expense recorded during the reporting periods. The Company evaluates our estimates and judgments on an ongoing basis.

The Company bases its estimates on historical experience and or other relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ materially from management’s estimates.

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements for further information related to our critical accounting policies and estimates, which are as follows:

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

For stock options with service-based vesting conditions only, the valuation model, typically the Black-Scholes option-pricing model, incorporates various assumptions including expected stock price volatility, expected term, and risk-free rates. Stock options with graded vesting the fair- value-based measure is estimated of the entire award by using a single weighted-average expected term. The Company estimated the volatility of common stock on the date of the grant based on weighted-average historical stock price volatility of comparable publicly traded companies in its industry group. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term. The Company estimates the term based on the simplified method for employee stock options considered to be “plain vanilla” options as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividend on its common stock.

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

Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the consolidated statement of operations.

(a)	Warrants issued along with SSCPN and to placement agent (‘Derivative financial instrument’):

During the year ended March 31, 2024 and March 31, 2023, the Company had issued warrants along with Senior Subordinated Convertible Promissory Note (“SSCPN)” as defined in SSCPN policy and as consideration to placement agents for the issuance of SSCPN.

These warrants were derivative in accordance with ASC 815-10-15-83 since they contained an underlying, had cash less payment provisions, that could have been net settled in shares and had a very minimal initial net investment. Accordingly, the derivatives were measured at fair value and subsequently revalued at each reporting date until the close of Reverse Recapitalization.

(b)	Warrants issued to preferred stockholders:

The Company also had preferred stocks and common stocks warrants (as described below) issued during the year ended March 31, 2022, and were classified as liabilities and equity respectively in Consolidated Balance Sheet as of March 31, 2023.

Each unit of Series E preferred stock issued by the Company consisted of one Series E preferred stock and a warrant which entitled the holder to purchase one share of common stock of the Company on the satisfaction of certain conditions. Warrants were also issued to placement agencies of Series E and Series E1 which included the following two categories: a) warrants to purchase common stock of the company; and b) warrants to purchase Series E and Series E1 shares.

Warrants to be converted into common stock:

The Company’s warrants to purchase common stock were classified as equity. Upon issuance of the warrant, the Company had allocated a portion of the proceeds from the issue of its preferred stock to the warrant based on the relative fair values of warrants and preferred stock.

Warrants to be converted into preferred stock (“Preferred stock warrant liability”):

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

The Company continued to adjust the liability classified warrant for changes in the fair value until the Reverse Recapitalisation transaction at which time the warrants have been reclassified to additional paid-in-capital.

Financial liabilities measured at fair value

Convertible Promissory notes (“Notes”), SSCPN and Unsecured Convertible Note (“Atalaya Note”)

During the year ended March 31, 2024 and March 31, 2023 the Company has issued Notes and SSCPN. The Company evaluated the balance sheet classification for these instruments into debt or equity, and accounting for conversion feature. As per ASC 480-10-25-14, the Notes and SSCPN were classified as liabilities because the Company intended to settle them by issuing variable number of shares with a fixed and known monetary value at the time of inception. However, the Company had elected fair value option for these Notes and SSCPN, as discussed below and thus did not bifurcate the embedded conversion feature.

Fair Value Option (“FVO”) Election

The Company accounts for Notes and SSCPN under the fair value option election of ASC 825, Financial Instruments (“ASC-825”) as discussed below.

The Notes and SSCPN accounted under the FVO election which were debt host financial instruments containing conversion features which otherwise would be required to be assessed for bifurcation from the debt-host and recognized as separate derivative liabilities subject to measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15- 5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

The estimated fair value adjustment, as required by ASC 825-10-45-5, was recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized under Finance costs shown as “Change in fair value of Notes” and “Change in fair value of SSCPN” in the accompanying consolidated statement of operations. With respect to the above Notes and SSCPN, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustments were presented as a separate line items in the accompanying Consolidated Statement of Operations, since the change in fair value of the Notes and SSCPN payable were not attributable to instrument specific credit risk.

During the year ended March 31, 2024, as a result of consummation of the Business Combination by way of Reverse Recapitalization, the Notes and SSCPN outstanding were converted into 5,975,686 shares of the Company’s Common Stock.

The SSCPN and Notes were adjusted for their carrying value through Consolidated Statement of Operations as on date of Reverse Recapitalisation and credited at carrying value to the capital accounts upon conversion to reflect the stock issued.

During the year ended March 31, 2024, the Company has issued unsecured convertible note (“Atalaya Note) which had features similar to that of SSCPN and were accounted accordingly as enumerated above.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in inflation and foreign currencies. Such fluctuations to date have not been significant.

Foreign Currency Exchange Risk

We transact business globally in multiple currencies, primarily Indian Rupees, U.S. Dollars, Singapore Dollars, Euros, Egyptian Pound, Vietnamese Dong and Indonesian Rupiah. Revenue as well as costs and expenses denominated in foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. Dollar. We are exposed to foreign currency risks related to our revenue and operating expenses, along with certain intercompany transactions, denominated in currencies other than the U.S. Dollar, primarily Indian Rupees. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our entities that primarily recognize revenue in currencies other than the U.S. Dollar incur expenses in the same underlying currencies and, as such, we do not believe that foreign currency exchange risk has had a material effect on our business, results of operations or financial condition. A hypothetical 5% adverse change in the value of Indian Rupee in relation to U.S. dollar, which is our single most significant foreign currency exposure, would have decreased total revenue and net loss for the year ended March 31, 2024 by approximately $0.46 million and $1.04 million, respectively. We have experienced, and will continue to experience, fluctuations in our net loss or income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. These items are presented within Other income (expense), net, in our consolidated statements of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item..

Item 8. Financial Statements and Supplementary Data

ZOOMCAR HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Zoomcar Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Zoomcar Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, redeemable noncontrolling interests, mezzanine equity and stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. In addition, the Company’s cash position is critically deficient and critical payments are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the aforesaid note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

GRANT THORNTON BHARAT LLP

We have served as the Company’s auditor since 2021.

Gurugram, India

July XX, 2024

ZOOMCAR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(in USD, except number of shares) As at	March 31, 2024	March 31, 2023
Assets
Current assets :
Cash and cash equivalents (Refer Note 32- VIE)	$1,496,144	$3,686,741
Accounts receivable, net of allowance for doubtful accounts (Refer Note 32- VIE)	194,197	255,175
Balances with government authorities	427,702	3,962,822
Short term investments	298,495	-
Short term investments with related parties	-	166,540
Prepaid expenses (Refer Note 32- VIE)	1,445,336	909,828
Other current assets (Refer Note 32- VIE)	523,746	1,150,209
Other current assets with related parties	44,168	19,682
Assets held for sale	629,908	923,176
Total current assets	5,059,696	11,074,173
Property and equipment, net of accumulated depreciation $6,717,519 and $6,189,452 respectively (Refer Note 32- VIE)	1,558,980	2,728,523
Operating lease right-of-use assets	1,290,608	1,694,201
Intangible assets, net of accumulated amortisation of $14,640 and $106,769 respectively (Refer Note 32- VIE)	18,393	33,412
Long term investments (Refer Note 32- VIE)	91,947	158,455
Long term investments with related parties	-	95,577
Balances with government authorities, (Refer Note 32- VIE)	18,126	248,321
Prepaid expenses (Refer Note 32- VIE)	326,109	-
Other non-current assets	808,739	425,669
Total assets	$9,172,598	$16,458,331
Liabilities, redeemable noncontrolling interests, mezzanine equity and stockholders’ equity
Current liabilities :
Accounts payable (Refer Note 32- VIE)	$14,279,152	$6,547,978
Accounts payable towards related parties	152,435	-
Current portion of long-term debt	5,049,483	1,415,861
Current portion of long-term debt from related parties	-	1,054,887
Current portion of operating lease liabilities	365,542	466,669
Current portion of finance lease liabilities	5,738,239	1,257,423
Contract Liabilities (Refer Note 32- VIE)	716,091	786,572
Current portion of pension and other employee obligations (Refer Note 32- VIE)	183,655	146,006
Unsecured promissory note to related parties	2,027,840	-
Other current liabilities (Refer Note 32- VIE)	2,783,618	2,933,032
Total current liabilities	31,296,055	14,608,428
Long-term debt, less current portion	-	3,039,200
Operating lease liabilities, less current portion	1,009,681	1,284,755
Finance lease liabilities, less current portion	-	5,098,262
Pension and other employee obligations, less current portion (Refer Note 32- VIE)	491,449	438,808
Preferred stock warrant liability	-	1,190,691
Convertible promissory note	-	10,944,727
Senior Subordinated Convertible Promissory Notes	-	17,422,132
Unsecured Convertible Note	10,067,601	-
Derivative financial instrument	-	14,373,856
Total liabilities	42,864,786	68,400,859
Commitments and contingencies (Note 35)
Redeemable non controlling interest	-	25,114,751
Mezzanine equity:
Preferred stock, $0.0001 par value (refer note 23)	-	168,974,437
Stockholders’ equity:
Common stock, $0.0001 par value per share, 250,000,000 shares authorized as of March 31, 2024 and $0.0001 par value per share, 220,000,000 shares authorized as of March 31, 2023; 63,185,881 shares and 482,681 shares issued and outstanding as of March 31, 2024 and March 31, 2023 respectively	6,319	48
Additional paid-in capital	272,057,002	22,142,518
Accumulated deficit	(307,551,501)	(270,002,281)
Accumulated other comprehensive income	1,795,992	1,827,999
Total stockholders’ equity	(33,692,188)	(246,031,716)
Total liabilities, redeemable non-controlling interests, mezzanine equity and stockholders’ equity	$9,172,598	$16,458,331

The accompanying notes are an integral part of these Consolidated Balance Sheet.

ZOOMCAR HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In USD, except number of shares) Year ended	March 31, 2024	March 31, 2023
Revenue:
Revenues from services	$9,836,434	$8,586,785
Income from rentals	-	165,834
Other revenues	60,799	73,587
Total revenue	9,897,233	8,826,206
Cost and Expenses
Cost of revenue	10,331,595	20,675,611
Technology and development	4,345,748	5,176,391
Sales and marketing	5,767,036	6,734,205
General and administrative	17,245,096	12,695,839
Impairment of balances with government authorities	3,875,767	-
Total costs and expenses	41,565,242	45,282,046
Loss from operations before income tax	(31,668,009)	(36,455,840)
Finance costs	13,898,735	27,570,752
Finance costs to related parties	38,203	64,844
Other income, net	(11,316,472)	(2,043,556)
Other income from related parties	(11,224)	(15,804)
Loss before income taxes	(34,277,251)	(62,032,076)
Provision for income taxes	-	-

Net loss attributable to common stockholders	$(34,277,251)	$(62,032,076)

Net loss per share
Basic	$(2.05)	$(128.52)
Diluted	$(2.05)	$(128.52)
Weighted average shares used in computing loss per share:
Basic	16,727,664	482,681
Diluted	16,727,664	482,681

The accompanying notes are an integral part of these Consolidated Statement of Operations.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

(In USD, except number of shares)	March 31, 2024	March 31, 2023
Net loss	$(34,277,251)	(62,032,076)
Other comprehensive income/(loss), net of tax:

Foreign currency translation adjustment	37,710	1,031,760
(Loss)/Gain for defined benefit plan	(48,593)	45,373

Reclassification adjustments:
Amortization of gains on defined benefit plan	(21,124)	(18,290)

Other comprehensive income/(loss) attributable to common stockholders	(32,007)	1,058,843
Comprehensive loss	$(34,309,258)	(60,973,233)

The accompanying notes are an integral part of these Consolidated Statement of Comprehensive Income/(Loss)

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED MARCH 31, 2024 AND 2023

	Redeemable Non- controlling Interest	Mezzanine equity Preferred stock		Zoomcar Holdings, Inc.
(In USD, except number of shares)	Amounts	Shares	Amounts	Shares	Amounts	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total equity (deficit)

Balance as at April 01, 2022	$25,114,751	99,309,415	$168,974,437	16,991,740	$1,699	$18,530,769	(207,970,205)	769,156	$(188,668,581)
Adjustments:
Retroactive application of Reverse Recapitalization (Note 3) *	-	(77,466,242)	-	(16,508,926)	(1,651)	1,651	-	-	$-
Balance as at April 01, 2022	25,114,751	21,843,173	168,974,437	482,814	48	18,532,420	(207,970,205)	769,156	(188,668,581)
Stock based compensation	-	-	-	-	-	3,610,098	-	-	3,610,098
Gain on employee benefit, (net of taxes amounts to $ Nil)	-	-	-	-	-	-	-	27,083	27,083
Net loss	-	-	-	-	-	-	(62,032,076)	-	(62,032,076)
Foreign currency translation adjustment, (net of taxes amounts to $ Nil)	-	-	-	-	-	-	-	1,031,760	1,031,760
Cancellation of equity share issue	-	-	-		-	-	-	-	-
Balance as at March 31, 2023	25,114,751	21,843,173	168,974,437	482,814	48	22,142,518	(270,002,281)	1,827,999	(246,031,716)

Balance as at April 01, 2023	25,114,751	99,309,415	168,974,437	16,987,064	1,699	22,140,867	(270,002,281)	1,827,999	(246,031,716)
Retroactive application of Reverse Recapitalization (Note 3) *	-	(77,466,242)	-	(16,504,250)	(1,651)	1,651	-	-	-
Balance as at April 01, 2023	25,114,751	21,843,173	168,974,437	482,814	48	22,142,518	(270,002,281)	1,827,999	(246,031,716)
Stock based compensation	-	-	-	-	-	617,905	-	-	617,905
Accelerated vesting of stock based awards on cancellation	-	-	-	-	-	1,265,828	-	-	1,265,828
Gain on employee benefit, (net of taxes amounts to $ Nil)	-	-	-	-	-	-	-	(69,717)	(69,717)
Net loss	-	-	-	-	-	-	(34,277,251)	-	(34,277,251)
Conversion of redeemable non-controlling interest into common stock upon Reverse Recapitalization	(25,114,751)	-	-	1,306,091	131	25,114,620	-	-	25,114,751
Conversion of redeemable convertible preferred stock into common stock upon Reverse Recapitalization	-	(21,843,173)	(168,974,437)	37,827,907	3,783	168,970,654	-	-	168,974,437
Issuance of shares to vendors against services	-	-	-	3,617,333	362	19,051,638	-	-	19,052,000
Issuance of common stock upon settlement of SSCPN	-	-	-	7,357,115	736	27,147,577	-	-	27,148,313
Issuance of common stock upon settlement of convertible promissory notes	-	-	-	1,071,506	107	3,953,749	-	-	3,953,856
Reclassification on conversion of preferred stock warrants and derivative financial instruments of Zoomcar, Inc. to common stock warrants of the Company	-	-	-	-	-	24,314,334	-	-	24,314,334
Issuance of Common Stock upon Reverse Recapitalization	-	-	-	11,212,138	1,121	(20,521,790)	(3,271,969)	-	(23,792,638)
Net common share settlement of private warrants				310,977	31	(31)	-	-	-
Foreign currency translation adjustment, (net of taxes amounts to $ Nil)	-	-	-	-	-	-	-	37,710	37,710
Balance as at March 31, 2024	-	-	-	63,185,881	6,319	272,057,002	(307,551,501)	1,795,992	(33,692,188)

*	Both the number of shares outstanding and their par value have been retroactively recast for all prior periods presented to reflect the par value of the outstanding stock of Zoomcar Holdings, Inc. as a result of the successful Reverse Recapitalization.

The accompanying notes are an integral part of these Consolidated Statement of Redeemable Non-controlling Interests, Mezzanine Equity and Stockholders’ Equity

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended	March 31, 2024	March 31, 2023
A. Cash flows from operating activities
Net loss	$(34,277,251)	$(62,032,076)

Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	1,001,621	740,422
Stock-based compensation	1,883,733	3,610,097
Impairment of balances with government authorities	3,875,767	-
Change in fair value of preferred stock warrant	5,284,494	(420,245)
Change in fair value of convertible promissory note	(6,990,870)	944,727
Change in fair value of Senior Subordinated Convertible Promissory Notes	(3,448,845)	9,312,177
Change in fair value of derivative financial instrument	3,465,293	14,373,856
Change in fair value of Unsecured Convertible Note	1,632,996	-
Discount on issue of Unsecured Convertible Note	632,595	-
SSCPN issue expenses	1,564,210	961,628
Gain on modification/termination of finance leases	-	(130,719)
Loss on sale and disposal of assets, net	82,640	311,375
Loss/(gain) on sale and disposal of assets held for sale, net	207,706	(1,644,650)
Assets written off	90,750	-
Liabilities written back	(382)	-
Allowance for doubtful debts	13,869	-
Amortization of operating lease right-of-use assets	28,427	54,930
Unrealized foreign currency exchange loss, net	4,943	7,820
	(24,948,304)	(33,910,658)

Changes in operating assets and liabilities :
Decrease/(Increase) in Accounts receivable	33,030	(88,986)
(Increase)/ Decrease in balances with government authorities	(194,278)	84,059
Increase in Prepaid expenses	(872,639)	(700,318)
Decrease in Other current assets	181,699	150,220
Increase in Accounts payables	3,587,669	707,572
Increase/ (Decrease) in Other current liabilities	43,153	(3,063,954)
Increase in Pension and other employee obligations	27,192	72,689
(Decrease)/ Increase in Contract liabilities	(56,670)	479,859
Net cash used in operating activities (A)	(22,199,148)	(36,269,517)

B. Cash flows from investing activities
Purchase of property, plant and equipment, including intangible assets and capital advances	(108,158)	(88,629)
Payment towards investments in fixed deposits	(168,761)	(102,140)
Proceeds from sale of property, plant and equipment	(34,571)	7,160
Proceeds from sale of asset held for sale	121,315	4,035,418
Proceeds from maturity of investments in fixed deposits	190,989	52,322
Net cash flows generated from investing activities (B)	814	3,904,131

C. Cash flows from financing activities
Proceeds from issue of Senior Subordinated Convertible Promissory Notes	13,175,025	8,109,954
Proceeds from issue of Convertible Promissory Note	-	10,000,000
Proceeds from issue of Unsecured Convertible Note	7,802,010	-
Proceeds from debt	1,078,050	-
Payment of unsecured promissory note	(1,231,368)	-
Payment of offering costs	(2,836,626)	-
Proceeds from merger	5,770,630	-
Payment of Senior Subordinated Convertible Promissory Notes issue expenses	(1,564,210)	(961,628)
Repayment of debt	(1,464,539)	(5,942,961)
Principal payment of finance lease obligation	(526,959)	(1,618,551)
Net cash generated from financing activities (C)	20,202,013	9,586,814

Net decrease in cash and cash equivalents (A+B+C)	(1,996,321)	(22,778,572)
Effect of foreign exchange on cash and cash equivalents.	(194,276)	(318,478)
Cash and cash equivalents
Beginning of period	3,686,741	26,783,791
End of period	$1,496,144	$3,686,741

Reconciliation of cash and cash equivalents to the Consolidated Balance Sheet
Cash and cash equivalents	1,496,144	3,686,741
Total cash and cash equivalents	$1,496,144	$3,686,741

Supplemental disclosures of cash flow information
Cash paid for income taxes	$(95,839)	$(100,845)
Interest paid on debt	(431,136)	(690,575)

Supplemental disclosures of non-cash investing and financing activities:
Issue of common stock upon conversion of Senior Subordinated Convertible Promissory Notes	$27,148,313	$-
Non-cash liabilities assumed in the Reverse Recapitalization	17,100,000
Warrants issued on completion of Reverse Recapitalization	7,538,708	-
Issue of common stock upon conversion of convertible promissory notes	3,953,856	-
Assumption of Unsecured promissory note on Reverse Recapitalization	3,259,208
Issue of common stock to vendors against services	1,952,000	$-
Issue of common stock upon conversion of warrants	31	-

The accompanying notes are an integral part of these Consolidated Statement of Cash Flows

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Business operation and Going concern.

Zoomcar Holdings, Inc. (formerly “Innovative International Acquisition Corp”) a Delaware corporation provides mobility solutions to consumers and businesses. The accompanying consolidated financial statements include the accounts and transactions of Zoomcar Holdings, Inc. and its subsidiaries (collectively, the “Company” or “the combined entity” or “Zoomcar”). The Company operates its facilitation services as well as rental business under the Zoomcar brand with its operations in India, Indonesia, and Egypt.

On December 28, 2023 (the “Closing Date”), pursuant to a Merger Agreement dated October 13, 2022 by and among Innovative International Acquisition Corp (“IOAC” or “SPAC”), Innovative International Merger Sub, Inc. and Zoomcar, Inc., the parties consummated the merger of Innovative International Merger Sub, Inc. with and into Zoomcar, Inc., with Zoomcar, Inc., continuing as the surviving corporation (the “Merger”), as well as the other transactions contemplated by the Merger Agreement (the Merger and such other transactions, the “Reverse Recapitalization”). In connection with the closing (the “Closing”) of the Reverse Recapitalization, Zoomcar, Inc. became a wholly owned subsidiary of IOAC and IOAC changed its name to Zoomcar Holdings, Inc., and all of Zoomcar, Inc. common stock, convertible preferred stock and convertible notes automatically converted into shares of the Company’s common stock having a par value of $ 0.0001 per share. The Company’s Common Stock and Warrants commenced trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “ZCAR” and “ZCARW,” respectively, on December 28, 2023. Refer to Note 3 to these consolidated financial statements for more information on the Reverse Recapitalization.

Zoomcar, Inc., determined that it was the accounting acquirer in the Reverse Recapitalization based on an analysis of the criteria outlined in ASC 805, Business Combinations. The determination was primarily based on the following facts:

◾	Zoomcar, Inc’s shareholders, prior to the Reverse Recapitalization, have the largest voting interest in the post-combination Company;

◾	Zoomcar, Inc., prior to the Closing, appointed the majority of the Company’s Board of Directors (effective upon the Reverse Recapitalization, the Company’s Board consists of seven directors, including two directors designated by IOAC prior to the Closing and five directors designated by Zoomcar, Inc., prior to the Closing; four of the Company’s directors immediately after the Closing have been determined to be independent within the meaning of the independent director standards of the Securities and Exchange Commission and The Nasdaq Stock Market LLC);

◾	The executive officers of Zoomcar, Inc. became the initial executive officers of the Company after the Reverse Recapitalization;

◾	Zoomcar, Inc., is the larger entity, in terms of substantive operations and employee base;

◾	Zoomcar, Inc., will comprise the ongoing operations of the combined entity; and

◾	The combined entity will continue under the name of Zoomcar Holdings, Inc.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Business operation and Going concern. (Continued)

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Zoomcar, Inc., issuing stock for the net assets of IOAC. The primary asset acquired from IOAC was cash that was assumed. Separately, the Company also assumed warrants that were reclassified to equity upon close of the Reverse Recapitalization. No goodwill or other intangible assets were recorded as a result of the Reverse Recapitalization.

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

The equity structure has been recast in all comparative periods up to the Closing date to reflect the number of shares of the Company’s Common Stock, $0.0001 par value per share, issued to Zoomcar, Inc. shareholders in connection with the Reverse Recapitalization. As such, the shares and corresponding capital amounts and income per share related to Zoomcar, Inc. Common Stock prior to the Reverse Recapitalization have been retroactively recast as shares reflecting the exchange ratio of 0.0284 established in the Reverse Recapitalization.

Going concern

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The consolidated financial statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company incurred a net loss of $34,277,251 and $62,032,076 during the year ended March 31, 2024 and 2023 respectively, and cash used in operations was $22,199,148 and $36,269,517 for the years ended on March 31, 2024 and 2023 respectively. The Company’s accumulated deficit amounts to $307,551,501 and $270,002,281 as of March 31, 2024 and 2023 respectively. The Company has negative working capital of $26,236,359 (inclusive of cash received in merger transaction). In addition, the Company’s cash position is critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of  business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the Consolidated Financial Statements are issued. Management’s plans with respect to these adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

(a) In June 2024, the Company has entered into a letter agreement with Aegis Capital Corp. (“Aegis”) pursuant which will act as a placement agent to the Company in connection with a proposed private placement of up to $30 million of securities of the Company which consists of Company’s Series A Preferred Stock and Series A warrants. However, this Agreement does not ensure the successful placement of securities of the Company or the success of Aegis with respect to securing any financing on behalf of the Company. The Company has not raised any funds pursuant to this agreement.

(b) On June 18, 2024, the Company executed a securities purchase agreement with shareholders. As part of this agreement, the Company issued and sold $3.6 million in principal amount of notes and warrants to purchase up to 52,966,102 shares of the Company’s Common Stock. The gross proceeds received from this transaction were $3.0 million.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Business operation and Going concern. (Continued)

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to increase its revenues and eventually achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

i. Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and variable interest entities in which the Company is the primary beneficiary, including an entity in India and in other geographical locations. All intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.

ii. Principles of consolidation

The consolidated financial statements include the accounts of Zoomcar Holdings, Inc. and of its wholly owned subsidiaries and Variable Interest Entities (“VIE”) in which the Company is the primary beneficiary, including an entity in India and in other geographical locations (collectively, the “Company”).

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

As at March 31, 2024, following are the list of subsidiaries and step-down subsidiaries:

Name of Entity	Place of Incorporation	Investor Entity	Method of consolidation
Zoomcar, Inc.	USA	Zoomcar Holdings, Inc.	Voting Interest
Zoomcar India Private Limited	India	Zoomcar, Inc.	Voting Interest
Zoomcar Netherlands Holding B. V	Netherlands	Zoomcar, Inc.	Voting Interest
Fleet Holding Pte Ltd	Singapore	Zoomcar, Inc.	Voting Interest
PT Zoomcar Indonesia Mobility Service	Indonesia	Fleet Holding Pte Ltd	Voting Interest
Fleet Mobility Philippines Corporation	Philippines	Zoomcar, Inc.	VIE
Zoomcar Egypt Car Rental LLC	Egypt	Zoomcar Netherlands Holding B.V	VIE
Zoomcar Vietnam Mobility LLC	Vietnam	Fleet Holding Pte Ltd	VIE

In determining whether the VIE model was applicable to the subsidiaries the criteria prescribed under ASC 810 were examined as below:

-	The subsidiaries were incorporated as legal entities under the laws and regulations of the country in which they are incorporated.

-	The scope exemptions under ASC 810 were not applicable to the entities.

-	Zoomcar Holdings, Inc holds variable interest in all the subsidiaries by way of contribution towards equity and in the form of debt.

-	The entities are variable interest entities for Zoomcar Holdings, Inc since the legal entities do not have sufficient equity investment at risk and equity investors at risk.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

On August 14, 2023, Zoomcar Vietnam Mobility LLC has voluntarily filed application for bankruptcy with the local authorities of Vietnam. In accordance with ASC 205-30, the liquidation of the VIE is imminent and thus the financial statements of VIE are prepared on a liquidation basis, which entails valuing assets at their estimated net realizable values and recording liabilities at their expected settlement amounts. Further, in accordance with ASC 810-10-15-10, the Company consolidate the VIE as the bankruptcy application is pending with the authorities in Vietnam and unless the application is admitted, the Company holds a variable interest and still is the primary beneficiary. Refer Note 32.

The assets/liabilities consolidated for the VIE are not material.

iii. Use of estimates and assumptions

The use of estimates and assumptions as determined by management is required in the preparation of the consolidated financial statements in conformity with US GAAP. These estimates are based on management’s evaluation of historical trends and other information available when the consolidated financial statements are prepared and may affect the amounts reported and related disclosures. Actual results could differ from those estimates.

Estimates and underlying assumptions are reviewed on an ongoing basis.

The significant estimates, judgments and assumptions that affect the consolidated financial statements include, but are not limited to; are:

a.	Estimation of defined benefit obligation

b.	Estimation of useful lives and residual values of property, plant & equipment and intangible assets

c.	Fair value measurement of financial instruments

d.	Fair value measurement of share based payments

e.	Leases – assumption to determine the incremental borrowing rate

f.	Valuation allowance on deferred tax assets

g.	Estimation of utilization of balances with government authorities

iv. Currency translation

The consolidated financial statements are presented in US Dollars (“$”) which is the reporting currency of the Company.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Monetary assets and liabilities, and transactions denominated in currencies other than the functional currency are remeasured at the exchange rate on the balance sheet date and nonmonetary assets and liabilities are measured at historical exchange rates. The gains and losses resulting from remeasurement are recorded as foreign exchange gains (losses), within other income (expense), in the Consolidated Statement of Operations.

The functional currency of the Company’s foreign subsidiaries is either the local currency or U.S. dollar depending on the nature of the subsidiaries’ activities. The Company determines the functional currency for each of its foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments.

Assets and liabilities of the subsidiaries with functional currency other than U.S. Dollar are translated into U.S. Dollar at the rate of exchange existing at the Balance Sheet date. Retained earnings and other equity items are translated at historical rates, revenues and expenses are translated at average exchange rates during the year. Foreign currency translation adjustments are recorded within accumulated other comprehensive income, a separate component of total equity (deficit).

v. Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss), net of tax. Other comprehensive income (loss), net of tax, refers to revenue, expenses, gains, and losses that under generally accepted accounting principles are recorded as an element of members’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss), net of tax, consists of foreign currency translation adjustments that result from consolidation of its foreign entities and actuarial gain/ (loss) on defined benefit obligations.

vi. Revenue recognition

During the year ended March 31, 2024 and 2023, the Company derives its revenue principally from the following:

Facilitation revenue (“Host services”)

The Company launched its platform “Zoomcar Host Services” during the year ended March 2022. Zoomcar Host Services is a marketplace feature of the platform that helps owners of vehicles (“Hosts/ Customer/Lessors”) connect with users (“Renters/Lessee”) in temporary need of a vehicle on leasehold basis for their personal use.

Facilitation Services revenue consists of facilitation fees charged to Hosts, net of incentives and refunds and trip protection charged to the Renters. The Company charges facilitation fees to its customers as a percentage of the value of the total booking, excluding taxes. The Company collects both the booking value on behalf of the Host and the trip protection charges from the renter. On a daily basis the Company, or its third-party payment processors, disburse the booking value to the host, less the fees due from the host to the Company. The amounts charged for trip fees for the Marketplace service vary based on factors such as the vehicle type, the day of the week, time of the trip, and the duration of the trip. Hence, the Company’s primary performance obligation in the transaction towards the Host is to facilitate the successful completion of the rental transaction and towards to the renter is to offer trip protection.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

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

The Company offers various incentive programs to hosts, including minimum guaranteed listing fees and vehicle listing bonus payments. The incentives are recorded in accordance with ASC 606- 10-32-25 and ASC 606-10-32-27 as a reduction to revenue and in cases where the amount of incentive paid to the Host are above the facilitation fees earned from that Host on cumulative basis the excess of the revenue amount is recorded as a marketing expense in the Consolidated Statement of Operations. These incentives are offered as part of overall marketing strategy of the company and incentivize the hosts to refer the platform. During the year ended March 31, 2023, company has stopped providing minimum guaranteed listing fees incentive.

Self-drive rentals

Till July 2022, Zoomcar operated a fleet of rental vehicles comprising of both vehicles owned by them and vehicles leased from third-party leasing companies. The Company either leased or subleased vehicles to its customers as a result, the Company had considered itself to be the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842.

Rental revenues were recognized for rental and rental related activities on a straight-line basis evenly over the period of where an identified asset is transferred to the customer and the customer had the ability to control that asset in accordance with ASC 842. Transaction price charged by the Company was as per agreed rates between the Company and the customer. In the case of leased vehicles, the Company was solely responsible for paying vehicle lease costs to the lessor regardless of whether the vehicles were booked for use by guests on the platform and accordingly recognized vehicle lease revenue on a gross basis.

For vehicles that are subleased, sublease income and related lease expense for these transactions were recognized on a gross basis in the consolidated financial statements.

Rental periods are generally short-term in nature and are classified as operating leases.

The Company collects taxes assessed by a governmental authority inclusive in its rentals and remits the same to the authority. Accordingly, such amounts are not included as a component of revenue.

Loyalty program

The Company offers loyalty program, Z-Points, wherein customers are eligible to earn loyalty points that are redeemable for payment towards facilitation fees, self-drive rentals and vehicle subscriptions. Under ASC 606 and ASC 842, each transaction that generates loyalty points results in the deferral of revenue equivalent to the retail value at the date the points are earned. The associated revenue or rental is recognized when the customer redeems the loyalty points at some time in future. The retail value of points is estimated based on the current retail value measured as of the date the loyalty points are earned, less an estimated amount representing loyalty points that are not expected to be redeemed (“breakage”). Breakage is reviewed on an annual basis and includes significant assumptions such as historical breakage trends, internal Company forecasts and extended redemption period, if any. As at March 31, 2024 and March 31, 2023, the Company’s deferred revenue balance amounted to $96,710 and $260,705 respectively.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Contract liabilities

Contract liabilities primarily consists of obligations to customers for advance received against bookings, revenue-share payable to customers for vehicles listed by them on Company’s portal for short-term rentals and related to Company’s points-based loyalty program.

vii. Cash and cash equivalents

Cash and cash equivalents include cash on hand, bank balances. Cash and cash equivalents are recorded at cost, which approximates fair value.

Cash and cash equivalents include amounts collected on behalf of but not yet remitted to the Hosts which are included in accrued and other current liabilities in the consolidated financial statements.

viii. Accounts receivable, net of allowance

Accounts receivables are stated net of allowances and primarily represent corporate debtors and dues from payment gateways for amounts paid by customers. In case of corporate debtors, the payment terms generally include a credit of 30-60 days. The amounts receivable from payment gateways are settled within 2 days.

The Company records an allowance for credit losses for amounts owed for completed transactions that may never settle or be collected. The Company estimates its exposure to balances deemed to be uncollectible based on factors including known facts and circumstances, historical experience, and the age of the uncollected balances. Accounts receivable balances are written off against the allowance of credit losses after all means of collection has been exhausted and potential recovery is considered remote.

ix. Other receivables

Other receivables include amounts recoverable from host. The receivable from host is adjusted for an allowance on account of host which are not active on the platform for more than 90 days.

x. Balances with government authorities – Input Tax Credit

Balances with government authorities represent the tax credit with government agencies which are recognized when the Company has performed the required services and when they meet the eligibility criteria outlined in the applicable government regulations.

The input tax credits are related to Indian Goods and Service Tax (“GST”). These balances are classified based on their expected period of utilization of future GST credit and GST debit that comes from domestic purchases and sales of services, respectively. If the tax credits are expected to be utilized within twelve months from the reporting date, they are classified as current assets. If the tax credits are not expected to be utilized within twelve months from the reporting date, they are classified as non-current assets.

xi. Concentration of credit risk

Cash and cash equivalents, investments, other receivables, and accounts receivable are potentially subject to credit risk concentration. The Company has not experienced any material losses related to these concentrations during the years presented. No customers accounted for 10% or more of revenue for the years ended March 31, 2024 and 2023.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

xii. Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives.

The devices installed on host vehicles in the marketplace business have been depreciated over 5 years with a residual value of 0 -30%.

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the Consolidated Balance Sheet and any resulting gain or loss is reflected on the Consolidated Statement of Operations in the period realized.

xiii. Assets held for sale

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

In case of certain vehicles which are not sold within one year from date of classification, the Company reassess the carrying value of the assets to adjust it for the realizable value.

xiv. Impairment

Long-lived assets such as property and equipment, right-of-use assets and intangible assets that are held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company monitors the long-lived assets for impairment indicators on an on-going basis. If impairment indicators exist, the Company determines the recoverability of the asset by comparing the undiscounted cash flows expected to be generated from the use and eventual disposition the long-lived asset groups to the related net book values. If the net book value of the asset group exceeds the undiscounted cash flows, an impairment loss is recognized as the difference between the carrying value of the asset and its estimated fair value.

The Company estimate cash flows and fair value using internal budgets based on recent sales data and economic uncertainties. The key factors that affect estimates are (1) future revenue estimates; (2) customer preferences and decisions; and (3) product pricing. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially affect our future results of operations and financial condition. The Company believes the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect its valuations.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

xv. Leases

The Company has made a policy election not to separate non-lease components from lease components, therefore, it accounts for lease and non-lease components as a single lease component. The Company has also elected the short-term lease recognition exemption for all leases that qualify.

As a lessee

The Company determines if a contract contains a lease at the inception of the arrangement based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether it has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which the Company does not own.

If any of the following criteria are met, the Company classifies the lease as a financing lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

●	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;

●	The lease grants the lessee an option to purchase the underlying asset that the Company is reasonably certain to exercise;

●	The lease term is for 75% or more of the remaining economic life of the underlying asset, unless the commencement date falls within the last 25% of the economic life of the underlying asset;

●	The present value of the sum of the lease payments equals or exceeds 90% of the fair value of the underlying asset; or

●	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term

Leases that do not meet any of the above criteria are accounted for as operating leases.

Right of use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. Lease liabilities represent the present value of lease payments not yet paid and ROU assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of lease assets, if any.

Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments is incurred.

The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate (“IBR”), because the interest rate implicit in most of the Company’s leases is not readily determinable. The IBR is obtained from financial institutions based on the understanding of the Company’s credit rating and resulting interest rate the Company would have to pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis.

The lease liability is subsequently measured by increasing the carrying amount to reflect interest on the lease liability (using the effective interest method) and by reducing the carrying amount to reflect the lease payments made.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

The Company remeasures the lease liability (and makes a corresponding adjustment to the related right-of-use asset) whenever:

-	The lease term has changed or there is a significant event or change in circumstances resulting in a change in the assessment of exercise of a purchase option, in which case the lease liability is remeasured by discounting the revised lease payments using a revised discount rate.

-	A lease contract is modified, and the lease modification is not accounted for as a separate lease, in which case the lease liability is remeasured based on the lease term of the modified lease by discounting the revised lease payments using a revised discount rate at the effective date of the modification.

The Company recognizes the amount of the remeasurement of the lease liability as an adjustment to the right-of-use asset. However, if the carrying amount of the right-of-use asset is reduced to zero and there is a further reduction in the measurement of the lease liability, any remaining amount is recognized as a gain on modification in the Consolidated Statement of Operations.

Certain lease arrangements include the options to extend or terminate the lease before the end of the lease term. ROU assets and lease liabilities includes these options when it is reasonably certain that they will be exercised.

For operating leases, lease expense is recognized on a straight-line basis in operations over the lease term. For finance leases, amortization is recorded on a straight-line basis over the lease term and interest using the effective interest method.

As a Lessor

In the year ended March 31, 2023, the Company’s lease arrangements included vehicle rentals to its ultimate customers. Certain lease arrangements included the options to extend or terminate the lease before the end of the lease term. Due to the short-term nature of these arrangements, the Company classified these leases as operating leases. The Company did not separate lease and non-lease components in its lessor lease arrangements. Lease payments were primarily fixed and were recognized as revenue in the period over which the lease arrangement occurs. There are no such lease arrangements in the year ended March 31, 2024.

xvi. Investments

Investments in fixed deposits consist of term deposits with original maturities of more than three months with banks. These are designated as financial assets at amortized cost.

xvii. Expenses

Cost of revenue

Cost of revenue expenses primarily consist of personnel-related compensation costs of local operations teams and teams who provide phone, email and chat support to users, repairs and maintenance expenses of vehicles, vehicle site rentals, devices depreciation, power, software support charges, payment gateway charges and other direct expenses.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Technology and development

Technology and development expenses primarily consist of personnel-related compensation costs and information technology and data science expenses. Technology and development costs are expensed as incurred.

Sales and marketing

Sales and marketing expenses primarily consist of personnel-related compensation costs, advertising expenses and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred. Advertising expenses incurred for the year ended March 31, 2024 amounts to $4,479,219 (March 31, 2023: $3,329,731).

General and administrative

General and administrative expenses primarily consist of personnel-related compensation costs, professional services fees, administrative fees, depreciation, facility costs, and other corporate costs. General and administrative expenses are expensed as incurred.

Finance costs

Finance costs comprises interest cost on debt, transaction costs, fair value changes in financial instruments, SSCPN issue expenses, and interest expense on lease liabilities. Borrowing costs and interest on leases are recognized in the Consolidated Statement of Operations using the effective interest method.

xviii. Employee benefits

Defined benefit plan

Employees in India are entitled to a defined benefit retirement plan covering eligible employees of the Company. The plan provides for a lump-sum payment to eligible employees, at retirement, death, and incapacitation or on termination of employment, of an amount based on the respective employees’ salary and tenure of employment. The Company’s benefit plan is unfunded.

Management makes certain assumptions relating to discount rates, salary growth, retirement rates, mortality rates and other factors when calculating annual amounts to be recognized. These assumptions are reviewed annually by management, assisted by the enrolled actuary, and updated as warranted.

Amortization of a net gain or loss included in accumulated other comprehensive income shall be included as a component of net pension cost for a year if, as of the beginning of the year, that net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market- related value of plan assets. If amortization is required, the minimum amortization shall be that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. Prior service cost is amortized on a straight-line basis from the date recognized over the average remaining service period of active participants, when applicable.

Compensated absences

The Company’s liability for compensated absences is determined based on an actuarial valuation using the projected unit credit method and is charged to Consolidated Statement of Operations in the year in which they accrue.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Defined contribution plan

Eligible employees of the Company in India participate in a defined contribution fund in accordance with the regulatory requirements in the Indian jurisdiction. Both the employee and the Company contribute an equal amount to the fund which is equal to a specified percentage of the employee’s salary.

The Company has no further obligation under defined contribution plans beyond the contributions made under these plans. Contributions are charged to profit or loss and are included in the Consolidated Statement of Operations in the year and/or period in which they accrue.

xix. Stock-based compensation

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

For stock options with service-based vesting conditions only, the valuation model, typically the Black-Scholes option-pricing model, incorporates various assumptions including expected stock price volatility, expected term, and risk-free rates. Stock options with graded vesting the fair- value-based measure is estimated of the entire award by using a single weighted-average expected term. The Company estimated the volatility of common stock on the date of the grant based on weighted-average historical stock price volatility of comparable publicly traded companies in its industry group. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term. The Company estimates the term based on the simplified method for employee stock options considered to be “plain vanilla” options as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividend on its common stock.

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

xx. Debt

The debt instruments of the Company consist of debentures and term loans from financial institutions. The Company based on available proceeds makes periodic prepayments of scheduled instalments and the same has been accounted under ASC 470-50.

The debt has been classified into current or non-current based on the payment terms of the debt instruments. Non-current obligations are those scheduled to mature beyond twelve months from the date of the Company’s Consolidated Balance Sheet.

xxi. Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the Consolidated Balance Sheets. In accordance with ASC 815-40, Derivatives and Hedging- Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the Consolidated Balance Sheet at fair value with any changes in its fair value recognized currently in the Consolidated Statement of Operations.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

(a)	Warrants issued along with SSCPN and to placement agent (‘Derivative financial instrument’):

During the year ended March 31, 2024 and March 31, 2023, the Company had issued warrants along with Senior Subordinated Convertible Promissory Note (“SSCPN)” as defined in SSCPN policy and as consideration to placement agents for the issuance of SSCPN.

These warrants were derivative in accordance with ASC 815-10-15-83 since they contained an underlying, had cash less payment provisions, that could have been net settled in shares and had a very minimal initial net investment. Accordingly, the derivatives were measured at fair value and subsequently revalued at each reporting date until the close of Reverse Recapitalization.

(b)	Warrants issued to preferred stockholders:

The Company also had preferred stocks and common stocks warrants (as described below) issued during the year ended March 31, 2022, and were classified as liabilities and equity respectively in Consolidated Balance Sheet as of March 31, 2023.

Each unit of Series E preferred stock issued by the Company consisted of one Series E preferred stock and a warrant which entitled the holder to purchase one share of common stock of the Company on the satisfaction of certain conditions. Warrants were also issued to placement agencies of the Series E and Series E1 which included the following two categories: a) warrants to purchase common stock of the company; and b) warrants to purchase Series E and Series E1 shares.

Warrants to be converted into common stock:

The Company’s warrants to purchase common stock were classified as equity. Upon issuance of the warrant, the Company had allocated a portion of the proceeds from the issue of its preferred stock to the warrant based on the relative fair values of warrants and preferred stock.

Warrants to be converted into preferred stock (“Preferred stock warrant liability”):

The Company’s warrants to purchase convertible preferred stock were classified as a liability and were held at fair value as the warrants were exercisable for contingently redeemable preferred stock, which was classified outside of stockholders’ deficit.

The warrant instruments classified as liabilities were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of finance costs.

The Company continued to adjust the liability classified warrant for changes in the fair value until the Reverse Recapitalisation transaction at which time the warrants have been reclassified to additional paid-in-capital. Refer note 17 and 18.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

xxii.  Financial liabilities measured at fair value

Convertible Promissory notes (“Notes”), Senior Subordinated Convertible Promissory Note (“SSCPN”) and Unsecured Convertible Note (“Atalaya Note”)

During the year ended March 31, 2024 and March 31, 2023 the Company issued Notes and SSCPN. The Company evaluated the balance sheet classification for these instruments into debt or equity, and accounting for conversion feature. As per ASC 480-10-25-14, the Notes and SSCPN were classified as liabilities because the Company intended to settle them by issuing variable number of shares with a fixed and known monetary value at the time of inception. However, the Company had elected fair value option for these Notes and SSCPN, as discussed below and thus did not bifurcate the embedded conversion feature.

Fair Value Option (“FVO”) Election

The Company accounts for Notes and SSCPN under the fair value option election of ASC 825, Financial Instruments (“ASC-825”) as discussed below.

The Notes and SSCPN accounted under the FVO election which were debt host financial instruments containing conversion features which otherwise would be required to be assessed for bifurcation from the debt-host and recognized as separate derivative liabilities subject to measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15- 5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

The estimated fair value adjustment, as required by ASC 825-10-45-5, was recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized under Finance costs shown as “Change in fair value of Notes” and “Change in fair value of SSCPN” in the accompanying Consolidated Statement of Operations. With respect to the above Notes and SSCPN, as provided for by ASC 825-10-50- 30(b), the estimated fair value adjustments were presented as a separate line items in the accompanying Consolidated Statement of Operations, since the change in fair value of the Notes and SSCPN payable were not attributable to instrument specific credit risk.

During the year ended March 31, 2024, as a result of consummation of the Business Combination by way of Reverse Recapitalization, the Notes and SSCPN outstanding were converted into 5,975,686 shares of the Company’s Common Stock.

The SSCPN and Notes were adjusted for their carrying value through Consolidated Statement of Operations as on date of Reverse Recapitalisation and credited at carrying value to the capital accounts upon conversion to reflect the stock issued.

During the year ended March 31, 2024, the Company issued an unsecured convertible note (“Atalaya Note) which had features similar to that of SSCPN and were accounted accordingly as enumerated above.

xxiii. Net profit/(loss) per share attributable to common stockholders

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

The Company’s basic profit/(loss) per share is computed using the weighted-average number of ordinary shares outstanding during the period. The diluted profit/(loss) per share is computed by considering the impact of potential issuance of common stock on the weighted average number of shares outstanding during the period, except where the results would be anti-dilutive.

xxiv. Provisions and accrued expenses.

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

xxv. Fair value measurements and financial instruments

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

During the year ended March 31, 2024, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, debt, Atalaya Note and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

xxvi. Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest related to unrecognized tax benefits in interest expense and penalties.

xxvii. Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

xxviii. Segment information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Board of Directors. The Company has determined it has one operating and reportable segment as the CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

xxix. Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation. These changes did not have any effect on net loss, stockholder’s equity, the Consolidated Statement of Operations or the net change in cash and cash equivalents in the Consolidated Statement of Cashflows.

xxx. Recent Accounting Pronouncements

Accounting Pronouncement Adopted

In July 2023, the FASB issued ASU 2023-03 - Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). The ASU amends or supersedes various SEC paragraphs within the Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU is effective immediately upon issuance and did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncement Pending Adoption

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This update does not have any impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In March 2024, the FASB issued ASU 2024-02 Codification Improvements – Amendments to Remove References to the Concept Statements to provide amendments to the Codification that remove references to various FASB Concepts Statements. ASU 2024-02 is effective for our annual periods beginning December 15, 2024, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its consolidated financial statements or disclosures.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3	Reverse Recapitalization

As discussed in Note 1, “Organization and Business Operation”, on the Closing Date, Zoomcar, Inc. completed the acquisition of IOAC and Zoomcar, Inc. received net proceeds of $5,770,630, and assumed liabilities amounting to $21,499,578 (including $ 17,100,000 settled by issuance of common stock of the Company) which were recorded in the Consolidated Balance Sheet. Further, unsecured promissory notes of $3,259,208 were assumed. As of March 31, 2024, the Company recorded $10,947,805 of transaction costs, which consisted of legal, accounting, and other professional services related to the Reverse Recapitalization, of which $4,804,482 was related to common stock issued during the Reverse Recapitalization and was recorded as a reduction to additional paid-in capital. The cash outflows related to these costs were presented as financing activities in the Company’s Consolidated Statements of Cash Flows. In addition, upon closing of the Reverse Recapitalization, certain employees received a one-time transaction bonus for an aggregate amount of $392,725, which was to be paid in cash. This bonus is included in compensation and benefits in the Consolidated Statement of Operations and Comprehensive (Loss) income for the year ended March 31, 2024.

On the Closing Date, each then-outstanding IOAC ordinary share was cancelled and converted into one share of common stock of the registrant, par value $0.0001 per share (“Common Stock”), and each then-outstanding IOAC warrant was assumed and converted automatically into a warrant of the Company, exercisable for shares of Common Stock. Additionally, outstanding units of the IOAC were separated into their component parts, and outstanding IOAC Class B shares were converted into Class A shares on a 1-for-1 basis. As of the Closing Date, upon consummation of the Reverse Recapitalization, the only outstanding shares of capital stock of the IOAC are shares of Common Stock. See Note 22, “Common Stock” and Note 18, “Warrants”, for additional details of the Company’s stockholders’ equity prior to and subsequent to the Reverse Recapitalization.

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

The equity structure has been recast in all comparative periods upto the Closing date to reflect the number of shares of the Company’s Common Stock, $0.0001 par value per share, issued to Zoomcar, Inc. shareholders in connection with the Reverse Recapitalization. As such, the shares and corresponding capital amounts and loss per share related to Zoomcar, Inc. Common Stock prior to the Reverse Recapitalization have been retroactively recast as shares reflecting the exchange ratio of 0.0284 established in the Reverse Recapitalization.

In connection with Reverse Recapitalization, then-outstanding 11,500,000 public warrants of IOAC were assumed and converted automatically into a warrant of the Company on the closing. Public warrants entitled each holder to the right to purchase one share of common stock at an exercise price of $5.71 per share   and classified as equity instruments.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3	Reverse Recapitalization (Continued)

The number of shares of common stock outstanding following the consummation of the Reverse Recapitalization are as follows:

Particulars	March 31, 2024
Conversion of Zoomcar, Inc. Common Stock and Preferred Stock outstanding prior to Reverse Recapitalization	27,327,481
Common stock – issuance to IOAC shareholders	9,192,377
Shares issued to Mohan Ananda	2,738,172
Other vendors	3,617,333
Total	42,875,363

The number of Zoomcar, Inc. shares was determined as follows:

Particulars	Zoomcar, Inc. Shares	Common shares issued to shareholders of Zoomcar, Inc.
Common shares	16,987,064	482,681
Preferred stock	99,309,415	21,842,458
Redeemable NCI - Shares of Zoomcar India Private Limited	10,848,308	754,169
Issue of common shares on conversion of SSCPN		4,248,173
Total		27,327,481

4	Cash and cash equivalents

The components of cash and cash equivalents were as follows:

(In USD) As at	March 31, 2024	March 31, 2023
Balances in bank accounts	$1,495,097	$3,657,580
Certificate of deposits	-	15,633
Cash	1,047	13,528
Cash and cash equivalents	1,496,144	3,686,741

5	Accounts receivable, net of allowance for doubtful accounts

The components of accounts receivables were as follows:

(In USD) As at	March 31, 2024	March 31, 2023
Accounts receivable	$207,971	$255,175
Allowance for credit losses	(13,774)	-
Net accounts receivable	194,197	255,175

The Company records an allowance for credit losses for amounts owed for completed transactions that may never settle or be collected. As at March 31, 2024 and March 31, 2023, allowance amounting to $13,774 and Nil was created for expected credit losses respectively.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6	Balances with government authorities

The components of balances with government authorities were as follows:

(In USD) As at	March 31, 2024	March 31, 2023
Current
Goods and service tax receivable	$4,277,019	$3,962,822
Less: Impairment*	(3,849,317)	-
	427,702	3,962,822

Non current
Goods and service tax receivable**	$-	$196,483
Other tax receivables	18,126	51,838
	18,126	248,321

*	As of March 31, 2024, the Company recorded an allowance for impairment of tax credits for an amount of $3,849,317 for estimated losses resulting from unlikely utilization of the tax credits. This allowance for impairment of tax credits was determined by estimating future uses of tax credits against output Goods and Service Tax (“GST”).

**	Although these taxes are contractually available to the Company immediately, the Company has accounted for these credits as non-current based upon their expected utilization period.

7 (a) Short term investments

The components of short term investments were as follows:

(In USD) As at	March 31, 2024	March 31, 2023

Certificate of deposits*	$298,495	$-
Short term investments	298,495	-

*	In April 2024, Lease Plan India Private Limited invoked the bank guarantee provided as collateral during the restructuring process, resulting in the adjustment of a certificate of deposit amounting to $127,609. However, as of March 31, 2024, the event was considered probable and thus, certificate of deposits has been adjusted against the outstanding liability of Lease Plan India Private Limited as of the balance sheet date (Refer note 11).

Further, certificate of deposits amounting to $259,992 with Mahindra and Mahindra Financial Services are under lien against debt availed. These were presented under “Short term investments with related parties” and “Investments with related parties” as on March 31, 2023. (Refer Note 7(b) and 13(b)).

7 (b) Short term investments with related parties

The components of short term investments were as follows:

(In USD) As at	March 31, 2024	March 31, 2023

Certificate of deposits with related parties*	-	166,540
Short term investments	-	166,540

*	Mahindra & Mahindra Financial Services Limited was a related party until December 28, 2023, hence the outstanding balance as on March 31, 2024 with the related party has been disclosed under certificate of deposits in Note 7(a) above.

Further, these deposits are under lien against debt availed from the party.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 (a) Other current assets

The components of other current assets were as follows:

(In USD) As at	March 31, 2024	March 31, 2023

Security deposits	98,813	53,585
Franchise tax refund receivable	84,490	-
Advance to employees	15,159	67,997
Receivables from car sale	90,244	578,523
Advance income taxes, net	9,094	105,837
Advance to suppliers	9,370	88,115
Other receivables	216,576	256,152
Other current assets	523,746	1,150,209

8 (b) Other current assets with related parties

The components of other current assets with related parties were as follows:

(In USD) As at	March 31, 2024	March 31, 2023

Advance to director	$44,168	$19,682
Other current assets with related parties	44,168	19,682

9 Assets held for sale

The components of assets held for sale were as follows:

(In USD) As at	March 31, 2024	March 31, 2023

Vehicles	$629,908	$923,176
Total assets held for sale	629,908	923,176

Vehicles represent the vehicles held for sale in Indian subsidiary, Zoomcar India Private Limited. The gain or loss on sale of these assets is included in Loss/(gain) on sale of assets held for sale under Other (income)/expense of Consolidated Statement of Operations. During year ended March 31, 2024, total loss of $40,293 was recorded against Loss/(gain) on sale of vehicles held for sale (total profit of $1,737,794 for year ended March 31, 2023). During the year ended March 31, 2024, the Company has recorded the impairment amount of $167,413 ($93,144 for year ended March 31, 2023). The impairment amount is adjusted with Loss/(gain) on sale of assets held for sale under Other (income)/expense of Consolidated Statement of Operations.

The Company is actively taking steps to liquidate these “Assets held for sale”, pending the capacity to foreclose loans and issue NOCs to buyers. The Company anticipates full asset sale completion by the third quarter of the calendar year 2024.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 Property and equipment, net

The components of property and equipment were as follows:

(In USD) As at	Estimated useful life	March 31, 2024	March 31, 2023

Devices	3 - 5 years	$3,274,998	$3,402,749
Computer equipments	2 - 7 years	603,864	873,178
Office equipments	3 - 10 years	245,545	452,489
Furniture and fixtures	10 years	7,398	10,287
Total, at cost		4,131,805	4,738,703
Less: Accumulated depreciation		(2,572,825)	(2,010,180)
		1,558,980	2,728,523
Right-of-use assets under finance leases:

Vehicles, at cost		$4,117,406	$4,179,272
Accumulated depreciation		(4,117,406)	(4,179,272)
		-	-
Total property and equipment, net		1,558,980	2,728,523

Depreciation expense for the year ended March 31, 2024 and March 31, 2023 was $994,640 and $699,091 respectively. Depreciation expense has been shown under cost of revenue amounting to $828,111 and $337,010 for the year ended March 31, 2024 and March 31, 2023 respectively and under General and administrative expenses amounting to $166,529 and $362,081 for the year ended March 31, 2024 and March 31, 2023 respectively. Vehicles are pledged against debt from financial institutions. There is no change in useful life of the assets during the year.

As of March 31, 2024 and March 31, 2023, the Company believes no  impairment exists because the long-lived asset’s future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11	Leases

The Company’s leases primarily include vehicles and corporate offices which have been classified as finance leases and operating leases, respectively. The lease term of operating and finance leases varies between 3 to 7 years. The lease agreements do not contain any covenants to impose any restrictions except for market- standard practice for similar lease arrangements. In assessment of the lease term, the Company considers the extension option as part of its lease term for those lease arrangements where the Company is reasonably certain of availing the extension option.

The components of lease expense were as follows:

(In USD) Period ended	March 31, 2024	March 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$-	$3,298
Interest on lease liabilities	625,523	844,424
Operating lease cost	516,219	540,908
Short term lease cost	423,693	181,337
Total lease cost	1,565,435	1,569,967

Supplemental cash flow information related to leases was as follows:

(In USD) Period ended	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$(441,843)	$(485,453)
Financing cash outflows for finance leases	(526,959)	(1,618,551)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	1,575,468
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

(In USD) Period ended	March 31, 2024	March 31, 2023
Operating Leases
Operating lease right-of-use assets	$1,290,608	$1,694,201

Current operating lease liabilities	$365,542	$466,669
Non current operating lease liabilities	1,009,681	1,284,755
Total operating lease liabilities	1,375,223	1,751,424

Finance Leases

Property and equipment, at cost	$5,923,555	$6,012,559
Accumulated depreciation	(4,117,406)	(4,179,272)
Accumulated impairment	(1,806,149)	(1,833,287)
Property and equipment, net	-	-

Current finance lease liabilities	$5,738,239	$1,257,423
Non current finance lease liabilities	-	5,098,262
Total finance lease liabilities	5,738,239	6,355,685

Weighted Average Remaining Lease Term
Operating leases	58 months	63 months
Finance leases	30 months	41 months
Weighted Average Discount Rate
Operating leases	13.00%	13.00%
Finance leases	9.00%	10.00%

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11	Leases (Continued)

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.

Maturities of lease liabilities are as follows:

	Year ended March 31,
	2024		2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2024	$-	$-	$497,344	$1,877,744
2025	392,443	6,475,668	471,185	2,103,127
2026	345,584	-	350,777	3,048,501
2027	362,385	-	367,830	672,269
2028	380,025	-	385,735	-
2029	398,548	-	404,536	-
Total Lease Payments	1,878,985	6,475,668	2,477,407	7,701,641
Less : Imputed Interest	503,762	737,429	725,982	1,345,957
Total Lease Liabilities	$1,375,223	$5,738,239	$1,751,425	$6,355,684

During the year ended March 31, 2024, the Company has terminated the operating lease with M/s Siddharth Assets against which lock-in period rental expense and liability amounting to $66,915 has been recorded.

An amount of $363,545 and $369,007 which is receivable from Leaseplan India Private Limited has been netted off with lease liability balance as on March 31, 2024 and March 31, 2023 respectively.

As of March 31, 2024, the Company continues to default on EMI payments for November 2023 to March 2024 owed to Leaseplan India Private Limited (Lender). The total lease commitment balance as of March 31, 2024 is $5,692,363 (including $813,976 of defaulted lease rentals). In adherence to the agreement, the Company has accumulated penal interest at a simple interest rate of 1% per month on the overdue EMIs, amounting to $43,063 for the year ended March 31, 2024.

As per the terms of the agreement, an additional simple interest of 1.5% per month is levied on the overdue amount as it is still unpaid after 60 days from date of default. In accordance with the agreement, the lender is entitled to any of the below 6 remedies on account of non-payment of lease rentals by the Company:

a)	withdrawal of conditional waiver of $1.2 million (Indian Rupees 10 crores) given during restructuring and shall become immediately due and payable with interest of 1.5% per month;

b)	entire outstanding debt becoming due and payable, inclusive of all accrued interests;

c)	enforcement of the consent award for the entire amount of default (along with applicable interest thereon);

d)	seek and cause compulsory re-possession of all vehicles from Zoomcar which were financed from the Lender;

e)	enforcement of the security created in pursuance of this Resolution Agreement for the amount of default (along with applicable interest thereon);

f)	invoke the personal guarantee issued by the promoter for satisfaction of the amount of default (along with applicable interest thereon).

In April 2024, Lease Plan India Private Limited has invoked the bank guarantee created against fixed deposit amounting to $127,609 which has been adjusted against their outstanding liability as on March 31, 2024 (refer to note 7(a)). Lease Plan India Private Limited has not yet withdrawn the conditional waiver of $1.2 million given during the restructuring.

The Company has defaulted on EMI for the months of December 2023, January, February and March 2024 owed to Orix Leasing and Financial Services India Limited. As per the restructuring agreement, in case of default on payment, interest charge of 15% p.a. on the outstanding amount shall be levied by Orix Leasing and Financial Services India Limited.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12	Intangible Assets

The components of intangible assets, were as follows:

		March 31, 2024			March 31, 2023
As at (In USD)	Average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Computer software	5 years	$33,033	$(14,640)	$18,393	$140,181	$(106,769)	$33,412
Total		33,033	(14,640)	18,393	140,181	(106,769)	33,412

Amortization expense for the year ended March 31, 2024 and March 31, 2023 was $6,981 and $41,331 respectively Future amortization of intangible assets that will be recorded in general and administrative expenses is estimated as follows.

	Year ended 31 March
	2024	2023
2024	$6,575	$10,581
2025	6,575	10,054
2026	5,050	7,048
2027	193	5,347
2028	-	382
Thereafter	-	-
Total remaining amortization	18,393	33,412

13 (a) Investments

The components of investments were as follows:

(In USD) As at	March 31, 2024	March 31, 2023
Long term investments
Investments in certificate of deposits*	$91,947	$158,455
	91,947	158,455

*	Investments includes certificate of deposits and interest accrued on the same.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 (b) Investments with related parties

The components of investments were as follows:

(In USD) As at	March 31, 2024	March 31, 2023
Long term investments
Investments in certificate of deposits with related parties*#	-	95,577
	-	95,577

*	these certificate of deposits have a maturity of more than 12 months and hence have been considered under long term. However, these have been given under lien against debt availed.
#	Mahindra & Mahindra Financial Services Limited was related party until December 28, 2023 and these deposits have remaining maturity period of less than 12 months, hence the outstanding balance as on March 31, 2024 has been disclosed under ‘Short Term Investments’ in Note 7(a) above.

14	Other non-current assets

The components of other non-current assets were as follows:

(In USD) As at	March 31, 2024	March 31, 2023

Security deposits*	$350,149	$425,669
Receivables from car sale **	458,590	-
Other non current assets	808,739	425,669

*

(i) includes deposit amounting to $130,238 made as a pre deposit in court for Indian indirect tax appeal filed in FY 2021-22 and 2022-23 in the state of West Bengal; and

(ii) $25,804 made as a deposit under protest for appeal filed for Income Tax litigation pertaining to FY 2015-16.

**	includes receivable amount from Dbest Cars India Private Limited (“Dbest”), pending arbitration after an initial court judgment in favour of the Company. The Company has handed over the No Objection Certificates for the sold vehicles to Dbest as per the court orders. The timeframe for actual receipt of fund is depended on the completion of realisation process with arbitration panel.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15	Debt

The components of long term and short term debt were as follows:

(In USD) As at	Effective interest rates	Maturities*	March 31, 2024	March 31, 2023
Current
Non-convertible debentures
- 7.7% Debentures	-	June 30, 2024	$335,549	$454,969
Term loans
- from related parties (NBFCs)
- Mahindra & Mahindra Financial Services Limited**	-	June 30, 2024	-	1,054,887
- from others (NBFCs)
- Mahindra & Mahindra Financial Services Limited**		June 30, 2024	873,924	-
- Cholamandalam Investment and Finance	-	-	-	14,075
- TATA Motors Finance Limited	13.05%	May 31, 2027	2,187,128	13,884
- Kotak Mahindra Financial Services Limited	1.00%	February 28, 2025	348,599	360,897
- Nissan Renault Financial Services India Private Limited	-	-	-	13,658
- Jain and Sons Services Limited	-	December 31, 2024	47,992	29,228
- Mercury Car Rentals Private Limited	-	June 30, 2024	249,560	243,567
- Orix Leasing and Financial Services India LTD	13.41%	March 31, 2025	156,370	85,850
- Clix Finance India Unlimited	6.32%	July 2, 2025	124,931	199,732
Financing arrangement with-
- AON Premium Finance LLC	7.74%	September 28, 2024	725,430	-

			5,049,483	2,470,748

Non current
Term loans
- from non-banking financial companies (NBFCs)
- Cholamandalam Investment and Finance	-	-	-	3,916
- TATA Motors Finance Limited	13.05%	May 31, 2027	-	2,551,521
- Kotak Mahindra Financial Services Limited	1.00%	February 28, 2025	-	222,676
- Jain and Sons Services Limited	-	December 31, 2024	-	38,971
- Orix Leasing and Financial Services India LTD	13.41%	March 31, 2025	-	116,709
- Clix Finance India Unlimited	6.32%	July 2, 2025	-	105,407

			-	3,039,200

Total maturity for the year ending on March 31,
2025	5,049,483
2026	-
2027	-
2028	-
2029	-
Thereafter	-
$5,049,483

*	Maturities have been stated as per the respective agreements with the financers. However, except for AON Premium Finance LLC, due to non-payment of scheduled EMIs, the loans are immediately payable and are classified as current. These debts are not associated with any restrictive covenants.
**

Mahindra & Mahindra Financial Services Limited is a related party until December 28, 2023, accordingly the outstanding balances as on March 31, 2024 with this related party has been disclosed under Term loan from NBFC - Others.

Further, fixed deposits amounting to $259,992 are marked as lien against the loan which is recognized under ‘Short term investments’ in the Consolidated Balance Sheet.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15	Debt (Continued)

Non-convertible debentures

(a)	7.7% Debenture

The Company had issued Non Convertible Debentures to Blacksoil Capital Private Limited for a period of 36 months from the date of allotment i.e. April 16, 2019. The original issue of debentures was at a variable interest rate of MCLR + 2%, with MCLR at the date of signing being 12%. The debentures are secured against:

1)	First and exclusive charge on 100% assets purchased using the loans,

2)	Post-dated cheques from Company, and

3)	Personal guarantee of Mr. Gregory B Moran (CEO of the Company).

In February 2021, the Company restructured the debt with the lender with a coupon rate of 10%. The effective interest rate pursuant to the restructuring is 7.7% per annum. The Company also received temporary moratorium until December 30, 2021 along with extension in maturity term by twenty eight (28) months starting from 31 October 2021.

The Company has defaulted on the lumpsum payment that was due in January 2024 owed to Blacksoil Capital Private Limited for an amount of $335,052.

The Company has recorded an interest expense amounting to $64,635 and $65,047 for the year ended March 31, 2024 and March 31, 2023.

Term loans from NBFCs

Includes loans outstanding as at March 31, 2024 and March 31, 2023 of $3,976,093 and $5,054,979. The Company entered into debt restructuring with certain NBFCs during the year ended March 31, 2022 which resulted in the revision of repayment schedules. The revised rate of interest ranges between 2% - 14.50% per annum. These loans were repayable in 36-118 monthly instalments after restructuring.

In the month of August 2021 there has been a restructuring agreement entered between the group and Volkswagen Finance wherein as per the revised terms the debt has been restructured in the form of upfront payment and revised repayment schedules. The repayment of sustainable debt starts from December 30, 2020 to September 30, 2023 and thereafter the unsustainable debt starting from 31 July 2023 to August 31, 2027. One time settlement payment shall be based on the liquidation of proceeds collected from sale of secured assets on completion of their useful life on or before 30 September 2023.

The Company has recorded an interest expense amounting to $396,502 and $536,567 for the year ended March 31, 2024 and March 31, 2023.

As of March 31, 2024, the Company continues to default on Equated Monthly Installment (“EMI”) for November 2023 to March 2024 owed to Kotak Mahindra Finance (Lender). The outstanding balance as of March 31, 2024 is $348,599 (including $121,787 for defaulted EMI). As per the restructuring agreement, in case of any default by the Company (Borrower), the Lender may issue Loan Recall notice thereafter the outstanding loan amount shall become payable immediately with penal interest of 1% per month.

The Company has defaulted on EMI for the months of January, February and March 2024 owed to Tata Motors Finance Limited for an amount of $136,325. As per the restructuring agreement, in case of default on payment by the Company, the outstanding loan balance becomes payable immediately with interest charge of 36% pa.

The Company has defaulted on EMI for the months of February and March 2024 owed to Clix Finance India Unlimited for an amount of $14,516. As per the restructuring agreement, in case of default on payment by the Company, the outstanding loan becomes payable immediately.

The outstanding amounts for the above loans are classified under current liabilities in the Consolidated Balance Sheet.

The Company has defaulted on EMI for the months of December 2023, January, February and March 2024 owed to Orix Leasing and Financial Services India Limited for an amount of $45,638. As per the restructuring agreement, in case of default on payment, interest charge of 15% p.a. on the outstanding amount shall be levied by Orix Leasing and Financial Services India Limited. The Company has defaulted on EMI for the months of December 2023 and March 2024 due to Jain and Sons Services Limited amounting to $19,197.

The Company has defaulted on the lumpsum payment due in the month of January 2024 owed to Mahindra & Mahindra Financial Services Limited and Mercury Car Rentals Private Limited for an amount of $873,924 and $239,962 respectively. The Company received a notice of “Invocation of Arbitration” from Mercury Car Rentals Private Limited. As per the notice, the case shall be transferred to arbitrator for dispute resolution on non payment of dues by the Company by May 15, 2024. As of date, these outstanding dues remain unpaid.

The Company has recorded a penal interest expense amounting to $29,757 for the year ended March 31, 2024.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15	Debt (Continued)

AON Insurance Limited

The Company has entered into a contract with AON Premium Finance LLC (‘AON’) in order to refinance its D&O insurance with Allied world insurance company, Axis insurance company, National union fire insurance company, XL specialty insurance company and Berkshire hathway specialty. The loan amount of $1,078,050 is required to be paid in 9 equal monthly installment amounting to $123,679, commencing from January 28, 2024.

The Company has recorded a interest expense amounting to $18,920 for the year ended March 31, 2024.

16	Convertible promissory note (‘Notes’)

The following is a summary of the Company’s Notes payable for which it elected the fair value option as of March 31, 2024 and March 31, 2023:

	Fair Value Outstanding
(In USD) As at	March 31, 2024	March 31, 2023
Notes	$-	$10,944,727
Total	-	10,944,727

In October 2022, the Company entered into a Convertible Promissory Note agreement with Ananda Small Business Trust for $10,000,000 accruing interest at a simple rate of six percent (6%) per annum. Under the terms of the aforementioned agreement, the Notes were to be converted into the Common Stock of the Company on the successful closing of the SPAC transaction. The Company has not exercised the option to settle the accrued and unpaid interest on the Notes in cash.

The Convertible Promissory Note were converted into the Company’s Common Stock on the consummation of the Business Combination by way of a Reverse Recapitalization. The outstanding principal along with interest at a simple rate of 6% were considered to arrive at 1,071,506 shares at a Conversion Price of $10.00 per share.

Pursuant to the Amendment to Note Purchase Agreement dated September 11, 2023, the maturity date of the Notes had been amended to December 31, 2023. All other terms of the Note remains unchanged.

The (gain)/loss on fair value change of the Notes recorded was $(6,990,870) for the year ended March 31, 2024 and $944,727 for the year ended March 31, 2023 which were recognized in the Consolidated Statement of Operations for their respective period (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

As of March 31, 2024 and March 31, 2023, the principal balance of the Notes was $NIL and $10,000,000. As of March 31, 2024 and March 31, 2023, the fair value of the Notes of $NIL and $10,944,727, respectively, were recorded on the Consolidated Balance Sheet.

16A	Unsecured promissory note

The following is a summary of the Company’s unsecured promissory note payable as of March 31, 2024 and March 31, 2023:

	Outstanding
(In USD) As at	March 31, 2024	March 31, 2023
Unsecured promissory note	$2,027,840	$-
Total	2,027,840	-

Prior to Merger in August 2022, the SPAC had issued a interest free Convertible Promissory Note to Ananda Small Business Trust with a principal amount for $2,027,840. The principal amount was repayable in 90 days (the ‘Maturity Date’) from the consummation of the Business Combination by way of a Reverse Recapitalization. The principal balance could have been repaid at any time before the Maturity Date. The Note is also convertible at the option of the holder on the Maturity Date at a Conversion Price of $3.00 per share. The principal amount of the unsecured promissory note is still outstanding as on March 31, 2024 amounting to $2,027,840.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17	Senior Subordinated Convertible Promissory Note (‘SSCPN’)

The following is a summary of the Company’s SSCPN payable for which it elected the fair value option as of March 31, 2024 and March 31, 2023:

	Fair Value Outstanding
(In USD) As at	March 31, 2024	March 31, 2023
SSCPN	$-	$17,422,132
Warrants issued against SSCPN	-	14,373,856
Total	-	31,795,988

The Company has raised $8,109,954 during the year ended March 31, 2023 and $13,175,027 during the year ended March 31, 2024 against SSCPN, Warrants and placement agents warrants. The terms and conditions are given below in note.

During the year ended March 31, 2024, as a result of consummation of the Business Combination by way of a Reverse Recapitalization, the SSCPN outstanding were converted into 4,248,178 shares of the Company’s Common Stock.

The Company had measured the SSCPN under the fair value option election of ASC 825 and were adjusted for their carrying value through Statement Of Operations up to the date of conversion on Reverse Recapitalization. On the date of Reverse Recapitalization, the carrying amounts of the SSCPN and Notes were credited to the capital accounts upon conversion.

The (gain)/ loss on change in fair value of the SSCPN recorded was $(3,448,845)  for the year ended March 31, 2024 and $9,312,177 for the year ended March 31, 2023, which were recognized in the Consolidated Statement of Operations for their respective period (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

As of March 31, 2023, and March 31, 2024, the principal balances of the SSCPN were $8,109,954 and $NIL, respectively. The fair values of these SSCPNs were $17,422,132 and $NIL as of March 31, 2023, and March 31, 2024, respectively.

The warrants were classified as derivative financial liabilities. The Company remeasured the Warrants at each balance sheet date to fair value. On the close date of Reverse Recapitalization, the Warrants were reclassified to equity-classified common stock warrants. As a result, the Warrants were adjusted to fair value through Consolidated Statement Of Operations on reclassification which resulted in a gain of $6,571,082 for the year ended March 31, 2024. The carrying value was then adjusted in the additional paid-in capital.

The term and conditions of the SSCPN, warrants issued with SSCPNs and placement agent warrants issued during the year ended March 31, 2024 and March 31, 2023 is as follows:

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

Terms of Warrants issued with SSCPN :

The warrants were exercisable from the completion of any event that results in the Company (or the surviving corporation) being subject to the reporting requirements of the Exchange Act, and its (or the surviving corporation’s capital stock) capital stock trading on a national securities exchange, OTC Markets or Pink Sheets (any of the foregoing, a “Public Event”). The warrants has expiry of five years from the effective date of any Public Event.

If the warrants were exercised prior to the automatic conversion of the SSCPN, the exercise price would have been a fixed amount, as defined in the agreement, divided by the number of shares of Common Stock outstanding on the date of Public Event. In case warrants were exercised concurrently with or following the automatic conversion of the SSCPN, exercise price is the amount equal to the conversion price.

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

The Company’s Warrants to purchase common stock were classified as a derivative liability (“Derivative financial instrument”) which are now reclassified to equity on the Consolidated Balance Sheet.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17	Senior Subordinated Convertible Promissory Note (‘SSCPN’) (Continued)

Warrants to SSCPN placement agent:

The placement agent was compensated with a cash fee and was also issued agent warrants to purchase 10% of the shares of the Company capital stock issuable upon : a) Conversion of Notes at an exercise price equal to the conversion price of the Notes and b) Exercise of the warrants at an exercise price equal to the exercise price of the warrants. The terms of the warrants issued to the placement agents are similar to the warrants issued to the investors as mentioned above.

In accordance with ASC 815-40, the warrants issuable to Placement agent on satisfaction of above contingencies are considered as issued and are accounted accordingly. These were accounted as per ASC 480 as liability since the Company intended to settle them by issuing variable number of shares with a fixed and known monetary value at the time of inception. These warrants were classified as a derivative liability (“derivative financial instrument”) on the Consolidated Balance Sheet and were held at fair value until the date of Reverse Recapitalization. Refer note 33, Fair value measurements. On date of Reverse Recapitalization, these warrants were reclassified to equity.

18	Warrants issued to preferred stockholders

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

The Company’s warrants to purchase common stock were classified as equity on Consolidated Balance Sheet. Upon issuance of the warrant, the Company allocated a portion of the proceeds from the issue of its preferred stock to the warrant based on the relative fair values of warrants and preferred stock.

Warrants to be converted into preferred stock:

The total outstanding warrants to be converted into preferred stock was 3,502,040 prior to the consummation of the Business Combination by way of a Reverse Recapitalization on December 28, 2023.

The Company’s warrants to purchase convertible preferred stock were classified as a liability on the Consolidated Balance Sheet and held at fair value because the warrants are exercisable for contingently redeemable preferred stock, which was classified outside of stockholders’ deficits. The convertible preferred stock warrant liability was subject to remeasurement at the end of each reporting period, and changes in the fair value of the warrant liability are reflected in the Company’s Consolidated Statement of Operations. See Note 33, Fair value measurements.

The changes in fair value of warrants are being recognized under ‘Change in fair value of preferred stock warrant’ within the Consolidated Statement of Operations. On the Closing date of Reverse Recapitalization, the Warrants were reclassified to equity-classified common stock warrants. As a result, the Warrants were adjusted to fair value through Consolidated Statement Of Operations on reclassification which resulted in a (gain)/loss of $5,284,494 and $(420,245) for the year ended March 31, 2024 and March 31, 2023, respectively.

Refer Note 17 for details on warrants issued along with SSCPN.

18	(a) Warrants related to the Reverse Recapitalization

Public warrants

Prior to the Reverse Recapitalization, the SPAC issued Public Warrants. The Company’s Public Warrants were classified as equity instruments, in accordance with ASC 815-40. On the Closing Date, there were 11,500,000 Public Warrants issued and outstanding.

Private warrants

The common stock, preferred stock and SSCPN warrants described above have been converted into private warrants of the Company at the Exchange Ratio. Accordingly, the warrants holders received 39,057,679 warrants at the Closing of the Reverse Recapitalization. The private warrants   are classified as equity instruments, in accordance with ASC 815-40. In February 2024, warrant holders exercised the cashless option for 1,101,473 warrants which were converted to 310,977 equity shares. As on March 31, 2024, 37,956,206 private warrants are outstanding.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19	Unsecured Convertible Note (‘Atalaya Note’)

The following is a summary of the Company’s Atalaya Note payable for which it elected the fair value option as of March 31, 2024 and March 31, 2023:

	Fair Value Outstanding
(In USD) As at	March 31, 2024	March 31, 2023

Atalaya Note	$10,067,601	$-
Total	10,067,601	-

The unsecured convertible notes were issued to ACM Zoomcar Convert LLC (“Atalaya”) for making payment of $1,231,368 against the outstanding unsecured promissory note and $6,570,642 to various vendors on behalf of the Company. All outstanding payments to vendors were recorded within accounts payable in the Consolidated Balance Sheet. Payments made by Atalaya to the vendors were recorded as a decrease in accounts payable and accrued liabilities. Further, Atalaya also made payment to promissory note holder which were recorded as a decrease in Unsecured Promissory Note.

The Atalaya Note were initially recorded at the fair value of $10,167,194 on issuance. The Atalaya Note was issued at 7.5% discount on principal amounting to $632,596.

As of March 31, 2024, the principal balance of the Atalaya Note was $8,434,605 (amount received $7,802,009). As of March 31, 2024, the fair value of the Atalaya Note of $10,067,601, were recorded on the Consolidated Balance Sheet. The change in fair value of $1,632,996 was recorded for the year ended March 31, 2024 in the Consolidated Statement of Operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). Also, refer note 33.

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

Additionally, 164,000 registered and unrestricted shares of Common Stock were issued and delivered to Midtown Madison Management LLC, the service provider of the Atalaya Note Purchaser. This was accounted at the fair value of the shares issued amounting to $492,000 in the Consolidated Statement of Operations.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20	Other current liabilities

The components of other current liabilities were as follows:

(In USD) As at	March 31, 2024	March 31, 2023

Payable to renters	$576,052	$647,283
Statutory dues payable	1,550,688	1,583,639
Capital creditors	5,936	88,484
Employee benefit expenses payable	320,360	379,167
Other liabilities	330,582	234,459
Other current liabilities	2,783,618	2,933,032

21	Accumulated other comprehensive income/ (loss)

The components of accumulated other comprehensive income/(loss) were as follows:

(In USD) As at	March 31, 2024	March 31, 2023

Gain on employee benefit
Balance, beginning of period	$115,818	$88,735
(Loss)/gain on employee benefit
- Gratuity
Recognized during the period, net of taxes amounts to $ Nil	(48,593)	45,373
Reclassification to net income: Amortization losses/(gains)	(21,124)	(18,290)
Balance, end of period	46,101	115,818

Foreign currency translation adjustment
Balance, beginning of period	$1,712,181	$680,421
Translation adjustments (gain)/loss recognized during the period, net of taxes amounts to $ Nil	37,710	1,031,760
Balance, end of period	1,749,891	1,712,181
Accumulated other comprehensive income	1,795,992	1,827,999

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22	Capital Stock

Common	stock capital

On December 28, 2023, the Company consummated a Business Combination which was accounted for as a Reverse Recapitalization (refer Note 3 for additional information). The Company had 220,000,000 shares of Zoomcar, Inc. Common Stock authorized for issuance prior to the closing of the Reverse Recapitalization. Pursuant to the Company’s restated certificate of incorporation, the Company is authorized to issue 260,000,000 shares of capital stock, consisting of (a) 250,000,000 shares of Common Stock with a par value of $0.0001 per share, and (b) 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

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

As on the Closing date, a) 27,327,481 shares were issued at an exchange ratio of 0.0284 in exchange for 16,987,064 shares of common stock and 112,660,583 shares of Preferred Stock of Zoomcar, Inc. Also, 9,192,377 shares of the Company were issued at a conversion ratio of 1:1 in exchange for 9,192,377 shares of the SPAC, b) 1,071,506 common shares were issued to Mohan Ananda against Ananda Note having outstanding principal and interest amount of $10,715,068 c) 1,666,666 common shares were issued to Mohan Ananda in exchange for cash consideration of $ 5,000,000 and d) 3,617,333 shares of common stock were issued to vendors as compensation for services received by the Company which includes 2,866,666 shares issued against liabilities assumed under Reverse Recapitalization amounting to $17,100,000.

The Original Earnout Terms were modified pursuant to the terms and provisions set forth in the Post-Closing Amendment, effective immediately upon the adoption of the Post- Closing Amendment on December 29, 2023 resulting in distribution of 19,999,407 shares of common stock to the holders of common stock, preferred stock and holders of SSCPN of Zoomcar, Inc. as it became distributable to stockholders in accordance with the terms of the Merger Agreement.

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

23	(a) Preferred Stock

A summary of the Zoomcar, Inc. Preferred Stock authorized, issued and outstanding as of the date of the Reverse Recapitalization is as follows:

	As at December 28, 2023
	Authorized shares	Shares issued	Conversion Ratio	Net carrying value	Liquidation preference
Preferred Stock
Series Seed	6,836,726	6,836,726	1.42	1,542,203	1,542,203
Series A	11,379,405	11,379,405	2.00	9,288,872	9,288,872
Series A2	4,536,924	4,536,924	2.25	10,760,224	10,760,224
Series B	18,393,332	18,393,332	2.25	31,416,488	31,416,488
Series C	12,204,208	4,125,666	2.33	10,534,889	10,534,889
Series D	21,786,721	19,016,963	2.31	34,894,262	34,894,262
Series E	32,999,472	29,999,520	16.92	55,260,089	55,260,089
Series E1	32,000,000	5,020,879	23.69	15,277,410	15,277,410
Total preferred stock	140,136,788	99,309,415		168,974,437	168,974,437

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23	(a) Preferred Stock (Continued)

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

Upon the consummation of the Business Combination by way of a Reverse Recapitalization, the Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $ 0.0001 per share. The Company has no Preferred Stock outstanding as of March 31, 2024.

23	(b) Redeemable non-controlling interests

Series P1 and P2 Preferred stock represents the minority preferred stockholders ownership in the Indian subsidiary of the Company which was classified as a redeemable non- controlling interest, because it was redeemable on a deemed liquidation event that was outside of its control. The redeemable non-controlling interest was not accreted to redemption value because then it was not probable that the non-controlling interest will become redeemable.

The Company did not attributed the pro rata share of the Indian subsidiary’s loss to the redeemable non-controlling interests because these shares were entitled to a liquidation preference and therefore did not participate in losses that would cause their interest to be below the liquidation preference. Upon liquidation, these preferred stocks were entitled to the greater of either (i) the Original issue price for such series plus any dividend declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of such series been converted into common stock immediately prior to such liquidation, dissolution, winding up or deemed liquidation event.

There was no further issue of preferred stock in the Indian subsidiary after initial issuance and on the close of the Reverse Recapitalization, these Redeemable non-controlling interests have been converted into Common Stock of the Company at the Exchange Ratio of 0.0284.

24	Revenue

The components of revenue, net were as follows:

(In USD)	March 31, 2024	March 31, 2023
Income from rentals
Self-drive rentals	$-	$165,834
Revenues from services
Facilitation revenue (net)	9,836,434	8,586,785
Other operating revenues	60,799	73,587
Total	9,897,233	8,826,206

Revenue by geographical location	March 31, 2024	March 31, 2023
India	$9,759,318	$8,615,615
Egypt	114,680	110,092
Vietnam	17,756	98,945
Indonesia	5,480	1,554
	9,897,233	8,826,206

Contract balances

The Company’s contract liabilities for consideration collected prior to satisfying the performance obligations is $640,173 and $786,572 as at March 31, 2024 and March 31, 2023 respectively. The Company has collected $177,590 as advance from customers during the year ended March 31, 2024.

The Company offers loyalty program, Z-Points, that results in the deferral of revenue equivalent to the retail value at the date the points are earned. The Company had accumulated deferred revenue amounting to $96,710 and $260,705 as at March 31, 2024 and March 31, 2023, respectively in relation to Loyalty program.

Revenue recognized during the year ended March 31, 2024 and March 31, 2023 respectively which was included in contract liabilities balance at the beginning of the period is $341,585 and $77,226 respectively.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25	Finance costs

The components of finance costs were as follows:

(In USD)	March 31, 2024	March 31, 2023
Finance costs -other than related parties
Interest on vehicle loans	$392,933	$620,211
Interest on finance leases	625,523	844,424
Interest on subcontractor liability	93,869	96,762
Change in fair value of preferred stock warrant liability	5,284,494	-
Discount on issue of Atalaya Note	632,595	-
Change in fair value of Atalaya Note	1,632,996	-
Change in fair value of SSCPN	-	9,312,177
Change in fair value of Notes	-	944,727
Change in fair value of derivative financial instrument	3,465,293	14,373,856
SSCPN issue expenses	1,564,210	961,628
Bank charges	33,933	85,434
Other borrowings cost	172,889	331,533
Total	13,898,735	27,570,752

Finance costs -to related parties
Interest on vehicle loans	$38,203	$64,844
Total	38,203	64,844

26	Other (income) /expense, net

The	components of other income (expense), net were as follows:

(In USD)	March 31, 2024	March 31, 2023
Other (income) /expense, net - other than related parties
Interest income	$(36,687)	$(13,097)
Change in fair value of Notes	(6,990,870)	-
Change in fair value of SSCPN	(3,448,845)	-
Gain on termination/ modification of finance leases	-	(130,719)
Change in fair value of preferred stock warrant liability	-	(420,245)
Loss on sale of assets	82,640	311,375
Loss/ (gain) on sale of assets held for sale	207,706	(1,644,650)
Net losses on foreign currency remeasurements	19,611	313,584
Loss on assets written off	92,462	-
Provision written back	(113,324)	-
Other, net *	(1,129,165)	(459,804)
Total	(11,316,472)	(2,043,556)

*	includes amount of $951,241 from ASJC Global LLC – Series 24 (“ASJC”) and Cohen Sponsor LLC – A24 RS for the waiver of lock-up restrictions on shares held by them for the year ended March 31, 2024.

Other (income) - from related parties
Interest income	$(11,224)	$(15,804)
Total	(11,224)	(15,804)

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27	Income taxes

The components of loss before income taxes consist of the following:

(In USD)	March 31, 2024	March 31, 2023
Domestic	$(11,618,649)	$(28,261,210)
Foreign	(22,658,602)	(33,770,866)
Income/(Loss) before income taxes	$(34,277,251)	$(62,032,076)

The components of the provision for income taxes were as follows:

(In USD) Period ended	March 31, 2024	March 31, 2023
Current Taxes
U.S. federal	$-	$-
U.S. state and local	-	-
Foreign	-	-
Current taxes	$-	$-

Deferred Taxes
U.S. federal	$-	$-
U.S. state and local	-	-
Foreign	-	-
Deferred Taxes	$-	$-
Provision for income taxes	$-	$-

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate

	March 31, 2024	March 31, 2023
Accounting profit/(loss) before tax	$(34,277,251)	$(62,032,076)
Tax using the Company’s domestic tax rate	(7,198,223)	(13,026,736)

Federal statutory income tax rate	21.0%	21.0%
Tax impact of :
U.S. state and local taxes	1.5%	2.1%
Federal benefit for state taxes	-1.5%	-2.1%
Valuation allowance	-23.6%	-23.1%
Difference in tax rates	2.6%	2.1%
Effective tax rate	0.0%	0.0%
Current Tax expense	-	-
Deferred Tax expense	-	-
Income tax expense reported in the Statement of profit and loss/Effective Tax Rate	-	-

Zoomcar Holdings, Inc. has unused tax losses amounting to $43,561,639 and $6,692,473 as at March 31, 2024 and March 31, 2023. $42,746,513 can be carried forward indefinitely, whereas $64,347 can be carried forward upto 2033; $294,720 upto 2034; $220,520 upto 2035; $115,253 upto 2036 and $120,286 upto 2037.

The Company’s operations are primarily based out of Indian jurisdiction. There are unused tax losses amounting to $138,314,491 and $126,274,947 as at March 31, 2024 and March 31, 2023, respectively in the Indian subsidiary. The tax benefit for these losses, if not utilized, will expire on various dates starting from financial year 2024 to 2031. Additionally, net operating losses amounting to $39,298,484 (March 31, 2023: $39,079,569) is available for set-off against future income without any expiration date. Under the Indian jurisdiction, a period of eight financial years remain open to assessment by tax authorities. The Company has created valuation allowance on the deferred tax asset resulting from such losses due to Company’s history of past losses and lack of conclusive evidence to support the view that sufficient taxable profit will be generated in the future by the Company to offset such losses.

Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2022 tax returns. As at March 31, 2024, tax returns for years ended March 31, 2020 and onward remain subject to examination by tax authorities in India. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.

The Company received an order for fiscal year 2015-16 in relation to non deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $129,027 (March 31, 2023: $130,966) including interest of $45,784 (March 31, 2023: $46,472). Penalty of $129,027 has been claimed but the proceedings are kept under abeyance until the above order is disposed off.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27	Income taxes (Continued)

The Company has received an order for disallowance of lease payment, interest and prior period expense for the fiscal year 2015-16 amounting to $1,159,108 (March 31, 2023: $1,176,524) and for fiscal year 2017-18 amounting to $2,123,071 (March 31, 2023: $2,154,971) for disallowance of lease payment and PF contribution.

The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position for the year ended March 31, 2024 and March 31, 2023, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities as of March 31, 2024 and 2023 consisted of the following

Year ended	March 31, 2024	March 31, 2023
Deferred tax assets:
Net operating loss carryforwards	44,873,459	35,315,394
Lease liability	149,905	431,669
Total deferred tax assets	45,023,364	35,747,063
Less: Valuation allowance	(43,709,941)	(34,877,803)
Deferred tax assets, net of valuation allowance	$1,313,423	$869,260

Deferred tax liabilities:
Right of use assets	(322,652)	(440,418)
Depreciation on property plant and equipment and intangible assets	(361,674)	(342,678)
Borrowings	(629,097)	-
Others	-	(86,164)
Total deferred tax liabilities	(1,313,423)	(869,260)
Net deferred tax assets	$-	$-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended March 31, 2024, the change in the valuation allowance was $3,656,879

The Company has computed income tax expense/(benefit) for the years ended March 31, 2024 and March 31, 2023 by using a forecasted annual effective tax rate and adjust for any discrete items arising during the period. The Company has recorded $NIL tax expense for all of the periods. Our effective tax rate was 0.00% and 0.00% for the years ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended March 31, 2024 and 2023, due to changes in valuation allowance on the deferred tax assets.

The Company files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2022 tax returns. As at March 31, 2024, tax returns for years ended March 31, 2020 and onward remain subject to examination by tax authorities in India. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.

The Company has received various orders from Indian tax authorities, for details refer note 35.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28	Net loss per share

The components of basic and diluted loss per share were as follows:

(In USD, except loss per share)	March 31, 2024	March 31, 2023
Net loss available for common shareholders (A)	$(34,277,251)	$(62,032,076)
Weighted average outstanding shares of common stock (B)	16,727,664	482,681
Dilutive effect of stock-based awards	-	-
Common stock and common stock equivalents (C)	16,727,664	482,681

Loss per share
Basic (A/B)	$(2.05)	$(128.52)
Diluted (A/C)	$(2.05)	$(128.52)

Since the Company was in a loss position for the year ended March 31, 2024 and March 31, 2023 basic loss per share was same as diluted net loss per share for the periods presented. The following potentially dilutive outstanding securities as of March 31, 2024 and March 31, 2023 were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

As at	March 31, 2024	March 31, 2023
Convertible preferred stock	-	3,201,201
Preferred stock warrants	-	1,037,177
Stock options	20,435	14,645
SSCPN	-	15,307
Public warrants	11,500,000	-
Private warrants	9,852,021	-
Unsecured convertible note	3,305,765	-
Derivative financial instruments	-	18,369
Total	24,678,221	4,286,699

29	Employee benefit plans (unfunded)

Employee benefit plans includes gratuity and compensated absences payable to employees. These benefit plans consist a defined benefit plan for gratuity payable by the Indian subsidiary of the Company under Indian regulations. These are determined under the projected unit credit method, with actuarial valuations being carried out at each reporting date. The retirement benefit obligations recognized in the Consolidated Balance Sheet represents the present value of the defined obligations. Under an employee benefit plan, it is the Company’s obligation to provide agreed benefits to the employees. The related actuarial and investment risks fall on the Company. The summary of current and non-current employee benefit plans obligations along with it’s components are as below:

Pension and other employee obligations

As at	March 31, 2024	March 31, 2023
Current
Gratuity	$93,967	$70,872
Compensated absences	89,688	75,134
	183,655	146,006
Non current
Gratuity	258,524	215,841
Compensated absences	232,925	222,967
	491,449	438,808

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29	Employee benefit plans (unfunded) (Continued)

I. Gratuity

	March 31, 2024	March 31, 2023
Changes in projected benefit obligation (PBO)
PBO at the beginning of the year	$286,714	$341,727
Service cost	96,167	97,679
Interest cost	17,541	18,405
Actuarial loss/ (gain)	48,593	(45,373)
Benefits paid	(91,798)	(100,528)
Effect of exchange rate changes	(4,725)	(25,196)
PBO at the end of the period	352,492	286,714

Accrued pension liability
Current liability	$93,967	$70,872
Non-current liability	258,524	215,841
	352,492	286,714
Accumulated benefit obligation	260,054	202,036

Net gratuity cost recognized in income statement

	March 31, 2024	March 31, 2023
Service cost	$96,167	$97,679
Interest cost	17,541	18,405
Amortization of net actuarial (gains)/loss	(21,124)	(18,290)
Net periodic benefit cost	92,584	97,794

Re-measurement (gains) / losses in other comprehensive income

	March 31, 2024	March 31, 2023
Actuarial (gain)/loss	$48,593	$(45,373)
Amortization loss	(21,124)	(18,290)
Total	69,717	(27,083)

Components of actuarial gain:

	March 31, 2024	March 31, 2023
Actuarial (gain)/loss due to demographic assumption changes in defined benefit obligation	$(4,289)	$(11,440)
Actuarial (gain)/ loss due to financial assumption changes in defined benefit obligation	1,977	(7,033)
Actuarial (gain)/loss due to experience on defined benefit obligation	50,904	(26,900)
Total	48,592	(45,373)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29	Employee benefit plans (unfunded) (Continued)

The assumptions used in accounting for the gratuity plan are as follows:

	March 31, 2024	March 31, 2023
Discount rate - staff	7.17%	7.37%
Discount rate - independent service provider*	7.12%	7.25%
Attrition rate - staff	39.54%	36.00%
Attrition rate - independent service provider*	85.68%	92.00%
Rate of increase in compensation levels - staff	12.63%	12.67%
Rate of increase in compensation levels - independent service provider*	11.43%	14.50%

*	Independent service provider are contract employees responsible for maintaining the fleet of the Company.

During the period ended March 31, 2024 and March 31, 2023, actuarial gain was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Sensitivity analysis for the :

	March 31, 2024		March 31, 2023
Year ended	Increase	Decrease	Increase	Decrease
Discount rate (- / + 1%)	$(13,591)	$14,904	$14,216	$(12,795)
Salary growth rate (- / + 1%)	6,933	(6,668)	7,934	(8,508)
Attrition rate (- / + 1%)	(2,864)	2,918	4,801	(4,551)
Mortality rate (- / + 10% of mortality rates)	19	-	-	(51)

Expected benefit payments for the year ending March 31,
2025				99,094
2026				50,867
2027				38,071
2028				21,328
2029				14,049
Thereafter				129,083
Total				352,492

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29	Employee benefit plans (unfunded) (Continued)

II. Compensated absences

The employees are permitted to encash a maximum of 45 days of accumulated leave balance on separation. The Company has provided liability for compensated absences as per an actuarial valuation carried out by an independent actuary on the Balance Sheet date. The amount of compensated absences cost is $139,965 and $98,130 for the years ended March 31, 2024 and March 31, 2023 respectively.

III. Defined contribution plan

The Indian subsidiary makes provident fund contributions which are defined contribution plans, for qualifying employees. Under the Schemes, the Indian subsidiary is required to contribute a specified percentage of the payroll costs to fund the benefits. The contributions are made to provident fund in accordance with the fund rules. The interest rate payable to the beneficiaries every year is notified by the Government. The amount of contributions made to provident fund is $432,936 and $622,401 for the years ended March 31, 2024 and March 31, 2023 respectively.

30	Stock-based compensation expense

In 2012, the Company adopted its 2012 Equity Incentive Plan, under which the Company may grant options and restricted stock to eligible participants. The plan is equity settled. Options are generally granted for a term of ten years. Options have a graded vesting period of up to four years and the expenses are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the awards. The Company settles employee stock-based options with newly issued common stock of the Company. The Company cancelled 14,808,486 options issued and outstanding during the period. The remaining 719,167 fully vested options were assumed by the merged Company on Reverse Recapitalization, and the holders were issued the Company options at the Exchange Ratio. As of the Closing Date of the Reverse Recapitalization, the Company no longer has shares available for issuance under the 2012 Plan. No new awards will be granted under the 2013 Plan following the adoption of the 2023 Equity Incentive Plan.

In December 2023, prior to and in connection with the Merger, the Company adopted the 2023 Equity Incentive Plan, which provides for grants of share-based awards, including Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), and other forms of share-based awards. Stock options are generally granted for a term of ten years and have a graded vesting period of up to four years. The Company settles employee stock-based options with newly issued common stock of the Company. The Company has reserved 19,695,305 shares of common stock for the issuance of awards under the 2023 Plan.

In addition, the number of shares of common stock reserved and available for issuance under the 2023 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2024 and on each January 1 thereafter until January 1, 2033, by a number equal to (i) 3% of the issued and outstanding number of shares of common stock of the Company on the preceding December 31, or (ii) a lesser number of shares as approved by the Company’s board of directors.

The following tables summarizes total stock-based compensation expense by function for the years ended March 31, 2024 and March 31, 2023:

	March 31, 2024	March 31, 2023
Cost of revenue	$134,883	$575,662
Technology expenses	162,789	341,370
Marketing expenses	19,228	58,822
General and administrative expenses	1,566,833	2,634,244
Total stock-based compensation expense	1,883,733	3,610,097

The stock-based compensation expense is recorded in the employee benefit cost and apportioned basis respective functions.

The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the weighted average assumptions. No grants were made during the year ended March 31, 2023. The assumptions for the year ended March 31, 2023 are as follows:

March 31, 2023
Dividend yield	0.00%
Expected volatility	60.00%
Risk-free interest rate	2.39-2.81%
Exercise price	$2.20
Expected life (in years)	5.5 - 7
Attrition rate	30.00%

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30	Stock-based compensation expense (Continued)

The movement in number of stock-based options outstanding and their related weighted average exercise price for the 2012 Equity Incentive Plan are as follows:

	2024		2023
	No. of options	Weighted average exercise price	No. of options	Weighted average exercise price
Outstanding at the beginning of the year	16,258,113	$1.82	16,081,481	$1.78
Granted during the year		-	1,873,500	2.20
Forfeited during the year	(730,460)	1.81	(1,696,868)	1.78
Exercised during the year	-	-	-	-
Cancelled during the year *	(14,808,486)	-	-	1.82
Transferred to merged Company *	(719,167)	-	-
Outstanding at the end of the period	-		16,258,113

Exercisable at the end of the period	-	-	9,152,861	1.54
Unvested at the end of the period	-	-	7,105,252	2.20

The weighted average grant date fair value of stock options granted during the year ended March 31, 2024 and March 31, 2023 were $ NIL and $0.81 per share, respectively.

Weighted average remaining life (in years)

As at	March 31, 2024	March 31, 2023
Vested options	-	6.67
Unvested options	-	8.49

The expected life of the stock is based on historical data and current expectations and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may also not necessarily be the actual outcome.

*	During the year ended March 31, 2024, in relation to the Reverse Recapitalization transaction, Zoomcar, Inc. has cancelled 14,808,486 outstanding options, the unrecognized cost of $1,265,828 related to the cancelled options was immediately recognized in the Consolidated Statement of Operation. Further, the Company has assumed 719,167 options of Zoomcar, Inc. at the Exchange Ratio of 0.0284 resulting in 20,435 options which is outstanding under the 2023 Incentive Plan.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31	Related Party Transactions

Key managerial personnel (KMP)

Gregory Bradford Moran	Chief Executive Officer & Director
Uri Levine	Director (till July 20, 2023)
David Ishag	Director (till January 31, 2024)
Evelyn D’An	Director (w.e.f. April 19, 2023)
Graham Gullan	Director
Swatick Majumdar	Director (w.e.f. August 9, 2023)
Mohan Ananda	Director (w.e.f. December 28, 2023)
Madan Menon	Director (w.e.f. December 28, 2023)
Lisbeth McNabb	Director (until April 18, 2023)

Investor in Indian subsidiary
Mahindra & Mahindra Limited*	Investor in Indian subsidiary (Until December 28, 2023)

Enterprises owned or significantly influenced by above
Mahindra & Mahindra Financial Services Limited*
Mahindra First Choice Wheels Limited*
Yard Management Services Limited*
Ananda Small Business Trust

Related party transactions pertaining to debt, investments, and other current liabilities have been stated on the face of the Consolidated Balance Sheet and Consolidated Statement of Operations.

The Company had following transactions with related parties:

	March 31, 2024	March 31, 2023
Interest expense
Mahindra & Mahindra Financial Services Limited*	$38,203	$64,844

Interest income
Mahindra & Mahindra Financial Services Limited*	11,224	15,804

Parking charges
Yard Management Services Limited*	241,866	-

Debt - principal repayment
Mahindra & Mahindra Financial Services Limited*	119,576	251,700

Debt - foreclosure charges
Mahindra & Mahindra Financial Services Limited*	153	1,123,384

Proceeds from sale of assets held for sale
Mahindra First Choice Wheels Limited*	(3,144)	3,187,157

Legal Fees
Mahindra First Choice Wheels Limited*	-	668

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31	Related Party Transactions (Continued)

The Company has the following outstanding balances with related parties:

As at	March 31, 2024	March 31, 2023

Convertible promissory note (non-current and current)
Ananda Small Business Trust	$2,027,840	$-

Payable to Director
Mohan Ananda	152,435	-

Debt (non-current and current maturities)
Mahindra & Mahindra Financial Services Limited*	-	1,054,887

Fixed deposits (including interest accrued)
Mahindra & Mahindra Financial Services Limited*	-	262,117

Advance received for sale of property and equipment
Mahindra First Choice Wheels Ltd*	-	15,067

Advance to director (net)
Gregory Bradford Moran	44,168	19,682
	2,224,443	1,351,753

*	Mahindra & Mahindra Financial Services Limited, Mahindra First Choice Wheels Limited and Yard Management Services Limited were related parties until December 28, 2023, as post Reverse Recapitalization they were no longer beneficial owners of more than 5% of the Company’s securities, hence, the transactions until December 28, 2023 with these related parties have been disclosed. The outstanding balances with these related parties have not been disclosed since they were not related parties as on March 31, 2024.

32	Variable Interest Entities

An entity is a VIE if it has any of the following characteristics:

●	The entity does not have enough equity to finance its activities without additional subordinated financial support.

●	The equity holders, as a group, lack the characteristics of a controlling financial interest.

●	The entity is structured with non-substantive voting rights (i.e., an anti-abuse clause).

We consolidate VIEs in which Company hold a variable interest and are the primary beneficiary. Company is the primary beneficiary because it has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that potentially could be significant to the VIE and the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). As a result, we consolidate the assets and liabilities of these consolidated VIEs.

The VIEs have been incorporated in their respective locations to perform the business of providing mobility solutions to consumers and businesses.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

32	Variable Interest Entities (Continued)

The following table summarizes the assets and liabilities related to the Company’s consolidated VIEs:

	March 31, 2024	March 31, 2023
Assets
Cash and Cash equivalents	$11,888	$50,498
Accounts receivable	7,341	100,691
Other current assets	3,868	14,279
Prepaid expenses	4,282	4,148
Property and equipment, net	41,849	147,579
Intangible assets, net	3,012	11,900
Long term Investments	4,112	4,347
Receivable from government authorities -non current	18,126	51,838

Liabilities
Accounts payable	$374,692	$417,884
Contract Liabilities	3,755	11,912
Current portion of pension and other employee obligations	986	-
Other current liabilities	148,950	370,831
Pension and other employee obligations, less current portion	1,189	-

Total investment in the VIEs is as follows:

Name of the VIE entity	Place of incorporation	Nature of investment	Investor entity

Zoomcar Egypt Car Rental LLC	Egypt	Debt	Zoomcar Netherlands Holding B.V
Zoomcar Egypt Car Rental LLC	Egypt	Debt	Zoomcar Inc.
Fleet Mobility Philippines Corporation *	Philippines	Debt	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Fleet Holding Pte Ltd
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Equity	Fleet Holding Pte Ltd

These amounts have been eliminated during the process of consolidation

*	In May 2022, Company had initiated the process of winding-up for Fleet Mobility Philippines Corporation. The assets consolidated for the VIE are not material.

**	In August 2023, Zoomcar Vietnam Mobility LLC has filed for bankruptcy with the local authorities. In accordance with ASC 810-10-15-10, the Company consolidate the VIE as the bankruptcy application is pending with the authorities in Vietnam and unless the application is admitted, the Company holds a variable interest and still is the primary beneficiary. The assets/liabilities consolidated for the VIE are not material.

The VIEs included in Consolidated Financial Statements are separate legal entities and their assets are legally owned by them and are not available to the Company’s creditors or creditors of the Company’s other subsidiaries.

Nature of, and changes (if any) in, the risks associated with a reporting entity’s involvement with the VIE

In case of all the entities, the reporting entity is exposed to foreign currency exchange risk of the subsidiaries since the subsidiaries are incorporated in countries other than the country in which the reporting entity has been incorporated.

Further, Zoomcar Netherlands Holding B.V has advanced loan to Zoomcar Egypt Car Rental LLC. Accordingly, Zoomcar Netherlands Holding B.V is exposed to the credit risk of Zoomcar Egypt Car Rental LLC.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

33	Financial Instruments - Fair Value Measurements

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

The carrying value of financial instruments not carried at fair value by categories are as below:

	March 31, 2024	March 31, 2023
As at	Carrying value	Carrying value
Financial assets
Cash and cash equivalents	$1,794,639	$3,686,741
Accounts receivable	194,197	255,175
Receivable from government authorities	445,828	4,211,143
Long term investments	91,947	254,032
Other financial assets	770,941	1,381,926
Total assets	3,297,552	9,789,017
Financial liabilities
Accounts payable	$14,431,587	$6,547,978
Debt	5,049,483	5,509,948
Other financial liabilities	1,232,930	1,349,393
Total liabilities	20,714,000	13,407,319

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$629,908	$-	$629,908	$-
Liabilities:
Atalaya Note	10,067,601	-	-	10,067,601

	March 31, 2023
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$923,176	$-	$923,176	$-
Liabilities:
Preferred stock warrant liability	$1,190,691	$-	$-	$1,190,691
Notes	10,944,727	-	-	10,944,727
SSCPN	17,422,132	-	-	17,422,132
Derivative financial instrument	14,373,856	-	-	14,373,856

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

33	Financial Instruments - Fair Value Measurements (Continued)

Level 2: The fair value of Assets held for sale not traded in an active market is determined using the quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly considering all the relevant factors of assets.

The Company’s recurring Level 3 financial instruments within the Company’s fair value hierarchy as of March 31, 2024 consist of Company’s Atalaya Note and as of March 31, 2023 consist of Company’s Notes, SSCPN, preferred stock warrant liability and derivative financial instrument.

The fair value of the warrant liability is estimated using a Monte Carlo simulation model as the series and number of shares issued upon exercise is contingent upon the outcome of multiple discrete scenarios. The fair value of the underlying shares used within the Monte Carlo simulation model was estimated using an option pricing model to estimate the allocation of value to the various classes of securities of the Company. The significant unobservable inputs into the valuation model include the expected warrant term, the fully-diluted stock value, and volatility. A significant increase/(decrease) in any of the unobservable inputs in isolation would result in a material increase/(decrease) in the Company’s estimate of fair value of the derivative financial instrument.

Warrant

The Company used the following assumptions for the valuation of warrant liability and derivative financial instrument in the model:

	December 28, 2023	March 31, 2023

Remaining term (years)	5.0	5.2
Volatility[1]	55%	53%
Risk-free rate[2]	3.80%	3.60%
Estimated exercise price	$3.0	$0.23-5
Fair value per share	$3.7	$10.7

1.	Expected volatility is based upon the historical volatility of a peer group of publicly traded companies.

2.	The risk-free rate for the expected term of the warrant is based on U.S. Treasury constant maturities yield at measurement date.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

33	Financial Instruments - Fair Value Measurements (Continued)

Atalaya Note

The Company measures its notes at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of unsecured convertible note related to updated assumptions and estimates were recognized as change in fair value of Atalaya Note within the Consolidated Statements of Operations and Comprehensive Loss.

The Company used the following assumptions for the valuation of Atalaya Note as on March 31, 2024 in the model of Valuation of:

Atalaya Note

Remaining term (years)	4.75
Volatility[1]	80%
Risk-free rate[2]	4.90%
Conversion price	$10.00
Fair value per share	$0.60

1.	Expected volatility is based upon the historical volatility of a peer group of publicly traded companies.
2.	The risk-free rate for the expected term of the warrant is based on U.S. Treasury constant maturities yield at measurement date.

The changes in the fair value are summarized below:

	Preferred stock warrant liability	Notes	SSCPN	Unsecured Convertible Note (‘Atalaya Note’)	Derivative financial instrument (‘Warrants’) (Refer Note 17)
Balance as of April 01, 2022	$1,610,938	$-	$-	$-	$-
Issue of Notes	$-	$10,000,000	$-	-	$-
Issue of SSCPN and warrants	-	-	8,109,954	-	-
Change in fair value of convertible preferred stock warrant	(420,247)	-	-	-	-
Change in fair value of Notes	-	944,727	-	-	-
Change in fair value of SSCPN	-	-	9,312,177	-	-
Change in fair value of derivative financial instrument	-	-	-	-	14,373,856
Balance as of March 31, 2023	1,190,691	10,944,727	17,422,132	-	14,373,856

Balance as of April 1, 2023	1,190,691	10,944,727	17,422,132	-	14,373,856
Issue of unsecured convertible note at discount	-	-	-	8,434,605	-
Issue of SSCPN and warrants	-	-	13,175,026	-	-
Change in fair value of convertible preferred stock warrant	5,284,494	-	-	-	-
Change in fair value of SSCPN			(3,448,845)
Change in fair value of Notes	-	(6,990,870)	-	-	-
Change in fair value of derivative financial instrument	-	-	-	-	3,465,293
Conversion to Common Stock	-	(3,953,857)	(27,148,313)	-	-
Reclassification on conversion of preferred stock warrants and derivative financial instruments of Zoomcar, Inc. to common stock warrants of the Company	(6,475,185)	-	-	-	(17,839,149)
Change in fair value of unsecured convertible note	-	-	-	1,632,996	-
Balance as of March 31, 2024	-	-	-	10,067,601	-

During the years ended March 31, 2024 and March 31, 2023, there were no non-recurring fair value measure of assets or liabilities subsequent to initial recognition.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

34	Derivative financial instrument

The warrants are subject to equity price risk since the underlying for the instrument is the Company’s common stock price.

The fair value of derivative liabilities as on March 31, 2024 and March 31, 2023 are as follows:

	March 31, 2024		March 31, 2023
As at	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815-20

Warrants issued against SSCPN	NA	$-	Derivative	$11,978,213
Warrants issued to Placement agent		-	financial instrument	2,395,643
Total		$-		$14,373,856

The changes in fair value of warrants are being recognized under ‘Change in fair value of derivative financial instrument’ within the Consolidated Statement of Operations. See Note 33, Fair value measurements. The Company classifies cash flows related to derivative liabilities as financing activities in the Consolidated Statement of Cash Flows. On the close date of Reverse Recapitalization, these Warrants were reclassified to equity-classified common stock warrants (Refer Note 17).

35	Commitments and Contingencies

Contingencies

(A) Claims filed against the Company by customers and third-parties not acknowledged as liability amounted to $4,565,949 and $4,639,473 as at March 31, 2024 and March 31, 2023, respectively. These claims have been made for personal injuries (customer and/or third parties) and amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip. The Company has procured third- party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third- parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from these claims will be covered by the insurance. While uncertainties are inherent in the final outcome of these matters, the Company believes, that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B) The Company has received various orders from time to time from Indian indirect tax authorities.

The Company has received an order disallowing input credit taken on certain vehicles purchased for the period from July 2017 to July 2019 amounting to $548,635 (March 31, 2023: $440,703). The Company has made a deposit of $130,238 against this litigation.

The Company received a show cause notice for service tax liability on booking fees and penalty charges collected for the period October 2014 to July 2017 amounting to $4,438,067 (March 31, 2023: $4,504,751).

The Company has filed an appeal against the above orders before higher authority.

The Company has received demand notice for $34,199 from Indian indirect tax authorities for the period April 2017 to September 2017 due to disallowance input tax credit.

The Company has received show cause notice from Indian indirect tax authorities disputing the goods and service tax input availed and the rate of input availed amounting to $1,054,875 (March 31, 2023: $450,477).

The Company has filed submissions and is awaiting further communication on the matter.

The Company has received a show cause notice for $1,908,642 from Indian indirect tax authorities for the period April 2017 to March 2020 due to disallowance of input tax credit.

The Company is in process of responding to the show cause notice.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

35	Commitments and contingencies (Continued)

Based on the submissions provided to the authorities and documents available, the Company is confident that no outflow is expected. Hence the Company has not recorded any provision as at March 31, 2024 and March 31, 2023 for the above matters.

(C) As at March 31, 2024, there are 6,815 bookings in progress. The Company bears the risk of loss or damage to the host vehicle with respect to such bookings. The Company makes certain assumptions based on currently available information to estimate the trip protection reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open and the results of any related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous projections.

(D) In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $407,083 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

(E) On January 30, 2024, the Company received a statement of arbitration claims involving warrant holders seeking damages of at least $10,000,000 purportedly arising from the alleged breaches of certain agreements between the Company and warrant holders. Additionally, the Claim requests additional amounts for attorneys’ fees and costs, as well as an order of rescission regarding the issuance of certain allegedly wrongfully dilutive shares of the Company’s stock issued in connection with the business combination or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Zoomcar common stock to the warrant holders. The Court denied the temporary injunctive relief and passed an order to prevent issuance of securities to insiders and allowing Claimants to attach Company’s assets up to $3,500,000 if, and only if, located in New York. No further action has been taken as JAMS arbitration panel is yet to be appointed. The claimants have filed a case in New York County Supreme Court for seeking relief in aid of the arbitration claim to secure potential recovery. On June 18, 2024, the parties agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025. Zoomcar is examining its legal options with respect to the Claim and the Court action. The Company believes that the claims are baseless and there was no breach of agreements as alleged.

(F) In August 2022, the Company received a complaint and a demand for trial by jury from Randall Yanker (complainant) towards non-payment of performance bonus consideration based on the consulting agreement dated May 1, 2020. The Company had entered into an agreement with the complainant for a wide range of business development services towards the growth of the Company.

The Company had terminated this agreement via an email communication to Randall Yanker on January 7, 2022 in line with the termination clause of the consulting agreement dated May 1, 2020. However, the complainant has filed a complaint seeking damages amounting to $15.9 million towards breach of contract claims, as well as costs, attorneys’ fees, and interest on the $15.9 million amount. The Company believes the claims in the complaint are baseless and violative of the applicable law. The Company has filed a motion to dismiss the case and is pending the Court’s consideration of the same. However, the Company believes the likelihood of payment of above damages is possible.

The outcome of the above legal proceedings cannot be determined at this time, and there can be no assurance as to the ultimate resolution of these matters or the potential impact on the Company’s financial position, results of operations, or cash flows. The Company will continue to monitor these proceedings closely and provide updates as necessary in future financial disclosures.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

36	Subsequent events

The Company has evaluated subsequent events, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

(A)	On April 12, 2024, Geiv Dubash has resigned from the role of Chief Financial Officer (CFO) and effective April 12, 2024, Sachin Gupta, the Finance Controller of the Company, is serving as the interim principal financial and accounting officer of the Company.

(B)	On May 06, 2024, the Company has entered into a Common Stock Purchase Agreement and a related registration rights agreement (the “White Lion RRA”) with White Lion Capital LLC (“White Lion” or “Investor”) to issue shares up to the aggregate amount of $25,000,000 through Equity line of credit approach. The Investor shall have the option to purchase the Common Stock of the Company, as and when the Company issues a Purchase Notice to the Investor. The above issuance and related receipt of amount is subject to the fulfilment of certain conditions which is outside the control of the Company. The Company has not issued any shares or received any amounts pertaining to this agreement. Currently, the Company is not considering raising funds under this agreement.

(C)	In accordance with agreement with ACM Zoomcar Convert LLC, subsequent to the Consolidated Balance Sheet date, since the stock price of the Company is lower than the Conversion floor price and hence triggers a cash settlement obligation for the outstanding Atalaya Note as per the original payment schedule.

(D)	On May 22, 2024, the Company received a notice from ACM Zoomcar Convert LLC (ACM) stating that the Company is in default of the terms of the Unsecured Convertible Note issued to ACM on December 28, 2023, since the Company has entered into an equity line arrangement with White Lion Capital LLC, a variable rate transaction, without the prior consent of ACM. Further, on June 25, 2024, the Company has received another notice of default from ACM as the Company has incurred indebtedness in the form of $3,600,000 in principal amount of notes in a transaction involving Aegis Capital Corp. (“Aegis”) acting as the placement agent prior to which, the consent of ACM was not obtained. As per the terms of the Unsecured Convertible Note issued, in the event of any default, all accrued but unpaid Interest plus liquidated damages and other amounts thereof, shall become immediately due and payable in cash. The Company is in discussion with ACM on this matter to settle the same.

(E)	On June 18, 2024, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes (the “Notes”) and warrants to purchase up to an aggregate of 52,966,102 shares of Company common stock (the “June Warrants”) for gross proceeds of $3,000,000. The Notes bear interest at a rate of 15% per annum (up to 20% per annum during the occurrence of an Event of Default computed on the basis of a 360-day year and twelve 30-day months and payable in arrears on the Maturity Date. The June Warrants are each exercisable for one share of common stock at an initial exercise price of $0.1416 per share. The June Warrants may be exercised at any time on or after the later of (i) the six-month anniversary of the issuance date or (ii) the date that the Company obtains Stockholder Approval and expiring on the five year anniversary of the date that of the last to occur of (a) the Resale Effective Date and (b) the date that Stockholder Approval is obtained.

(F)	On June 18, 2024, Graham Gullans resigned from the Board of Directors and on June 20, 2024, the Company has terminated Greg Moran from the role of the Chief Executive Officer (CEO) and is required to resign from the Board of Directors of the Company. Effective June 20, 2024, Hiroshi Nishijima, the Chief Operating Officer of the Company, will serve as the interim CEO.

(G)	On June 30, 2024, Adarsh Menon has resigned from the role of President of the Company.

(H)	On June 20 2024, the Board has appointed John Clarke and Mark Bailey as independent directors to fill vacancies of Mr. Graham Gullans and David Ishag.

(I)	Subsequent to Consolidated Balance Sheet date, the Company continues to default in making the payments for all outstanding balances owed to lease vendors and lenders as explained in Note 11 and 15 of Consolidated financial statements respectively.

(This space has been left intentionally blank)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10 K . Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cashflows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, as of March 31, 2024, we identified six material weaknesses in our internal control over financial reporting related to:

(i) Our controls were not adequately designed to properly monitor and document related party transactions;

(ii) Our controls over independent review and documentation of third-party specialists and advisors’ reports were not operating effectively. We rely on third-party specialists for critical assessments, such as fair value measurements and preparation of key schedules and financial statements. However, we failed to establish a consistent process for independently reviewing these third-party specialist and advisor reports before incorporating them into our financial statements;

(iii) Our controls over financial reporting, specifically related to the inadequacy of our financial reporting policies and procedures were not operating effectively. The Company lacks financial reporting policies and procedures that are commensurate with GAAP and SEC reporting requirements

(iv) Our resources are deficient in comprehensive knowledge and expertise pertaining to technical accounting and SEC reporting requirements;

(v) Our controls over the financial statement close process do not provide sufficient evidence.

(vi) Our controls were not adequately designed to provide sufficient documentation and review of the operating effectiveness of Information Technology General Controls (‘ITGC’) for information systems that are relevant to the preparation of the Company’s consolidated financials. Specifically, our user access controls were not adequately designed or implemented, our change management process lacked rigor and documentation and our monitoring of ITGC controls was insufficient.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this annual report on Form 10 K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes. The actions we are taking are subject to ongoing executive management review and are also subject to the oversight of the Audit Committee. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate these material weaknesses, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

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

Item 9B. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of the date of this annual report:

Name	Age	Position
Executive Officers
Hiroshi Nishijima (1)	47	Chief Operating Officer and Acting Chief Executive Officer
Sachin Gupta (2)	37	Interim Chief Financial Officer
Non-Employee Directors
Mohan Ananda	77	Director and Chairman
Madan Menon	43	Director
Evelyn D’An	61	Director
Swatick Majumdar	59	Director
John Clarke (3)	61	Director
Mark Bailey (3)	62	Director
Greg Moran (4)	38	Director

(1)

Following the termination of Mr. Greg Moran as Chief Executive Officer, effective June 20, 2024, the Board of Directors of the Company appointed Hiroshi Nishijima, the Company’s Chief Operating Officer, as interim Chief Executive Officer.

(2)	On April 4, 2024, the Company and Geiv Dubash, the then Chief Financial Officer of the Company, agreed to a mutual separation of employment, effective April 12, 2024. Mr. Dubash’s departure was not in connection with any disagreements with the Company. Mr. Sachin Gupta is currently serving as the interim Chief Financial Officer of the Company.

(3)	On June 18, 2024, in connection with the June offering, Graham Gullans resigned from the Board, effective as of the closing of the offering. Mr. Gullans resignation was not due to a disagreement with a Company. Effective as of the closing of the offering, the Board appointed John Clarke and Mark Bailey to the Board as directors to fill vacancies left by the resignations of Mr. Gullans and David Ishag.

(4)	On June 20, 2024, Mr. Greg Moran, Company’s Chief Executive Officer, was terminated from his role. Pursuant to Mr. Moran’s employment agreement, Mr. Moran is required to resign from the Board as a result of such termination but as of the date of this annual report, Mr. Moran has not yet resigned.

Executive Officers

Mr. Hiroshi Nishijima has been Zoomcar’s Chief Operating Officer since May 2022 and the interim Chief Executive Officer since June 20, 2024. Mr. Nishijima has more than half a decade of experience in the app-based marketplace business, especially in the mobility sector. Prior to his current role at Zoomcar, from April 2020 to April 2022, Mr. Nishijima served as the Chief Executive Officer of Via Mobility Japan, K.K., a private on-demand ride sharing service providing cost-effective mobility solutions for public transportation. From January 2016 to April 2020, he served in multiple leadership positions at Grab Holdings Ltd (Nasdaq: GRAB), an app-based transportation, grocery, food, and Fintech services platform. Mr. Nishijima’s roles at Grab included being the Head of Transport Business of Grab Indonesia and the Deputy Chief of Staff to the Chief Executive Officer of Grab. Prior to working at Grab, Mr. Nishijima worked at Boston Consulting Group, Inc., first serving as Project Leader of its Japan office from December 2010 to December 2012, then transferred to its New Delhi office in 2013, and Singapore office in 2014 as a Principal. From April 2006 to November 2010, Mr. Nishijima was a Project Manager at Roland Berger’s Tokyo, Japan and Dusseldorf, Germany offices. At Boston Consulting Group and Roland Berger, Mr. Nishijima was a core member of teams which supported clients in automotive sector globally. From April 1999 to March 2005, he also served as a Project Leader at Honda Motor Ltd. Mr. Nishijima received a Bachelor’s of Law (LLB) from Keio University in 1999.

Mr. Sachin Gupta has been Zoomcar’s Interim Chief Financial Officer since April 12, 2024. Prior to becoming Interim Chief Financial Officer, Mr. Gupta served as the Company’s Financial Controller since May 2019 and is responsible for all aspect of Accounting, Finance, Treasury, Taxation, Statutory Audits, and Internal Audits of all the entities of Zoomcar globally. Mr. Gupta has more than 12 years of accounting and business experience. Prior to Zoomcar, Mr. Gupta spent two years as a Financial Planning and Analysts (“FP&A”) Manager at Amazon, where he managed the FP&A for the FinOps team for all the verticals and all the entities of Amazon globally. Prior to Amazon, he had experience working on Accounting, Business Finance, Due Diligence and SAP (systems, applications & products) implementation for AGS Transact Technologies Limited, where he worked for 5 years. Mr. Gupta graduated from Calcutta University and is a professionally Qualified Chartered Accountant from the Institute of Chartered Accountants of India (equivalent to CPA in the United States) and Qualified Company Secretary from the Institute of Company Secretaries of India.

Directors

Mr. Mohan Ananda serves as our Chairman. Dr. Ananda was the founding Chairman, CEO, and President of Stamps.com (NASDAQ:STMP) and served on its board of directors. Stamps.com, established in 1996, is the leading provider of Internet-based mailing and shipping solutions and utilizes technology developed by Dr. Ananda and protected by a number of US patents. Dr. Ananda was instrumental in raising in excess of $400 million of capital for Stamps.com, which included multiple rounds of private raises, followed by its $55 million initial public offering on NASDAQ in 1999 and a $309.1 million follow-on public offering. In June 2021, Stamps.com agreed to settle claims in connection with a derivative suit brought by shareholders of Stamps.com in exchange for (i) payment of $30 million of insurance proceeds to Stamps.com on behalf of certain of the shareholders from D&O insurance policies purchased by Stamps.com for the benefit of its directors and officers and Stamps.com; and (ii) implementation of certain corporate governance changes by Stamps.com. n August 2021, Stamps.com agreed to pay $100 million to settle claims in connection with a class action lawsuit brought by investors alleging Stamps.com misled investors about Stamps.com’s relationship with the United States Postal Service to artificially inflate its stock price. Dr. Ananda also has been instrumental in entering into a definitive agreement for Stamps.com (STMP) to be acquired by Thoma Bravo, LP, a leading software investment firm, in an all-cash transaction that values Stamps.com at approximately $6.6 billion. Under the terms of the agreement, Stamps.com stockholders will receive $330.00 per share. Dr. Ananda was also the founder and director of a European-based investment firm, JAB Holdings Limited (“JAB”). JAB’s capital was raised through a public offering in the Alternative Investment Market of the London Stock Exchange in the United Kingdom. Dr. Ananda was also a founder of Envestnet, Inc. (NYSE:ENV) (“Envestnet”), which is a leading provider of solutions to financial advisors and institutions. Dr. Ananda served as a director on Envestnet’s board for a number of years. He is also the Chairman and CEO of Ananda Enterprises, Inc. a California company that provides technology and management consulting services. Dr. Ananda has been a managing partner in the law firm of Ananda & Krause, since 1986 and is the founding Chairman and CEO of Ananda Foundation (ananda-foundation.org). Ananda Foundation is a non-profit organization committed to bringing innovation in healthcare management to the lives of people by providing medical services online (telemedicine) for Neurology/Neurosurgery, Internal Medicine & Pediatric/Adolescent Medicine patients from all over the world. This includes clinical knowledge exchange, health technology implementation, and patient treatment in collaboration with the areas of telemedicine, tele-radiology services, and remote medical opinions/second opinions.

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

Dr. Ananda was the former Director of space systems at Jet Propulsion Laboratory, a NASA centre from April 1970 to March 1980, and was the former Director of Research & Development for the Aerospace Corporation, a think tank for the US Air Force from March 1980 to December 1989 where Dr. Ananda was the primary architect for the development of the Global Positioning System (GPS) for the U.S. Department of Defence. Our board has determined that Dr. Ananda’s extensive experience qualifies him to serve as our Chairman, Chief Executive Officer, and a member of our board of directors.

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

Mr. Madan Menon was the COO of Innovative International Acquisition Corp. (NASDAQ: IOAC) and the former CEO of Frientap Inc, a California headquartered Social Marketplace startup, navigating them through strategy and growth. Mr. Menon brings more than 17 years of startup and technology experience having worked with enterprises and startups in multiple capacities. Mr. Menon joined Xcinex Corporation as chief operating officer in 2017 and was responsible for Xcinex’s product development and fund raising. In 2016, Mr. Menon, as director of Orion Diagnostix Pvt Ltd, setup www.testmyblood.in, to bring professional home collection of blood tests that are carried out by the lab of the patient’s choice. He designed a scalable and resilient architecture that ensured minimal downtime and maximum uptime. Mr. Menon served as chief operating officer of Flowedge Financial Solutions (“Flowedge”), a fintech firm focused on the proprietary trading market, from February 2012 to July 2018. He also founded Virtu Technologies India, a private partnership managed service provider focused on the SMB market, servicing industries such as healthcare, finance, education and manufacturing, and he grew the company substantially year on year, ultimately leading the company to its exit. During his leadership, Mr. Menon grew the team, implemented cutting edge projects that saved customers a considerable amount of their annual IT budgets and improved operational efficiencies. In the non-profit sector, Mr. Menon serves on the board of directors of The International Wolf Centre since December 2021. We believe Mr. Menon’s experience and expertise qualify him as our Chief Operating Officer and a member of our board of directors.

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

Ms. Evelyn D’An is an experienced Independent Board Director and experienced Chair of Audit, Compensation and Nominating/Governance committees. She is a Hispanic business leader, having served in various financial and operational leadership roles throughout her career. Ms. D’An was also a former audit partner with Ernst & Young, spending over 18 years serving clients across a variety of sectors including technology, retail and consumer products. Ms. D’An has served on numerous corporate boards since 2006.

Since August 2021, Ms. D’An has served on the board of Backblaze, Inc. (“Backblaze”) (NASDAQ:BLZE), a cloud storage and data backup company, where she chairs the Audit Committee and is a member of the Compensation Committee. Since March 2020, Ms. D’An has served on the board of directors of GHD Group Pty Ltd (“GHD”), an employee-owned global Australian based professional services firm specializing in engineering, advisory and digital services, with more than 12,000 employees across five continents. Ms. D’An is the chair of GHD’s Audit Committee and is also a member of GHD’s Global Inclusion & Diversity Council and Risk Committee.

From March 2018 until April 2021, Ms. D’An served on the board of directors of Enochian Biosciences Inc., (NASDAQ: ENOB), a pre-clincial stage biosciences technology start-up focused on clinical trials for HIV/AIDS and cancer and was a member of the audit committee, nominating and governance committee and compensation committee.

From November 2016 through June 2022, Ms. D’An served on the board of directors of Summer Infant, Inc., a formerly listed Nasdaq listed manufacturer of infant and juvenile products, with distribution into major retailers such as Target, Walmart and Amazon where she chaired the Compensation Committee and was a member of the Audit Committee. Summer Infant was sold in June 2022 to a private company.

Ms. D’An has extensive experience in corporate governance and brings a wealth of corporate governance, financial and accounting experience to the Zoomcar Board. Having graduated with a Bachelor of Science in Accounting from the State University of Albany, Ms. D’An was previously a licensed Certified Public Accountant in New York from July 9, 1990. She frequently speaks about governance topics and is currently chair of the Board of Florida National Association of Corporate Directors. We believe that Ms. D’An is qualified to serve as a member of our Board because of her extensive experience advising technology companies, including other public companies as both a director and executive.

Mr. Swatick Majumdar is a seasoned investment banker and venture capitalist. He possesses several decades of advising Indian companies on their US-India activities such as Pipavav Shipyard India, IDFC, Satyam Computer Services, Indian Infrastructure Opportunity Fund and Lava International Ltd. Most recently, Mr. Majumdar assisted in the capital raise for Zoomcar. His core expertise is in growth stage companies for capital raise, growth, product, and market fit.

Mr. Majumdar is currently serving as a Managing Director at Chatsworth Securities, LLC (“Chatsworth”). At Chatsworth, he directs all his attention to investment banking activities in the US-India corridor, assisting and advising in sectors such as Mobility, Technology, Media and Telecommunication, as well as Renewable Energy. He has been serving as a board advisor at Easy Energy Systems, a renewable energy company that is working to utilize waste to create energy in India, since January 2020. Mr. Majumdar is also a co-founder of Survive and Thrive Today, a three-day startup bootcamp and media company. Mr. Majumdar is also the President of Global Path Capital, a role in which he has served since August 2009. From January 2017 to March 2019, Mr. Majumdar was a board advisor at Rental Uncle, India (P) Ltd.

Previously, Mr. Majumdar served as a Venture Partner at Digital Entertainment Venture, a New York-based VC fund, from July 2013 to December 2021. From November 2002 to December 2005, Mr. Majumdar was the owner-operator of Riverhead Sports Management. He is a mentor at the CUNY Startup Accelerator and at the German Accelerator. He brings a wealth of global relationships, expertise, and operating history to companies. Mr. Majumdar has participated as a speaker, panellist, and a moderator at several industry related events in the US, India and the United Arab Emirates.

Mr. Majumdar has a double master’s degree in Applied Economics from University of Lucknow, India and in Computer and Management Information Systems from University of Central Texas.

Mr. Mark Bailey is graduate of Vanderbilt University and has worked in the insurance industry for over 35 years. As President of The Bailey Group, established in 1996, Markbuilt upon the foundation of a trusted local insurance agency and has developed the company into a nationally competitive firm, formally joining NFP – An AON Company in 2016. Mark has been voted “Best of St. Augustine” Local Insurance Agent in the St. Augustine Record multiple years, and has also achieved Lifetime membership with MDRT, placing him among the top 1% of life insurance agents nationwide.

Mark is heavily involved in leadership roles and service projects with various organizations including Community Hospice & Palliative Care Foundation, Flagler Healthcare Foundation, St. Augustine Foundation, Flagler College, Ameris Bank Advisory Board, YMCA of Florida’s First Coast, Lightner Museum, and St. Augustine Rotary Club. Mark is also a past recipient of the prestigious Gus Craig Award for his philanthropic work in the community. In 2016, the Association of Fundraising Professionals (AFP) Florida First Coast Chapter awarded Mark and his wife, Alecia, as the Outstanding Small Business. Their honoured efforts included leadership to raise $5 million to build a hospice and palliative-inpatient centre in St. Johns County, and a half percent sales tax increase that directly supports the infrastructure of St. Johns County schools. In 2017 Mark and Alecia sponsored the inaugural St. Augustine Walk to Defeat ALS to support ALS Association – Florida Chapter, an effort that hits close to home and continues to grow in fundraising and success each year. After the devastation of Hurricane Dorian in 2019, Mark helped found Hope Town Rising, a nonprofit arm that directed efforts to rebuild in the Bahamas, with a focus on equipping first responders and supporting local medical care. Mark has also been an integral part of the development of West Augustine Health and Wellness Centre since 2021, a monumental project of West Augustine Historical CDC that is scheduled to be complete in October 2025. Mr. Bailey was designated to the Board by Aegis Capital Corp. pursuant to an arrangement between the Company and Aegis which provided that Aegis has the one-time right to designate two (2) independent directors to the Board.

Mr. John Clarke has 40 years of experience providing specialty financing and capital advice regarding emerging private and public companies. In 2021, John joined Aegis Capital Corp and SternAegis Ventures as a Senior Managing Director. Previously, he has been President of H.C. Wainwright & Co and worked with Spencer Trask Ventures, as well as several Investment boutiques and NYSE brokerage firms. During his career, he has raised several hundred million dollars for over 100 private and public Offerings in a variety of emerging industries.

Mr. Clarke developed his career as a Branch Manager for Josepthal, Lyon & Ross and is currently registered with Representative, General Securities and Financial and Operations Principal Securities and Research Analyst Supervisory licenses. He is a graduate of the E. Claiborne Robbins School of Business and holds a B.S. in Finance, and lives in New Jersey. Mr. Clarke was designated to the Board by Aegis Capital Corp. pursuant to an arrangement between the Company and Aegis which provided that Aegis has the one-time right to designate two (2) independent directors to the Board.

Mr. Gregory Moran co-founded Zoomcar in April 2012 and served as its Chief Executive Officer from September 2012 until June 2024 and as its President from May 2015 until June 2024. As the first employee of Zoomcar, Mr. Moran oversaw Zoomcar’s growth and executed Zoomcar’s strategic vision from inception. Mr. Moran has spearheaded Zoomcar’s product evolution into a consumer focused, two-sided marketplace.

Prior to founding Zoomcar, Mr. Moran worked as an investment banking and private equity professional within the global energy and infrastructure industry across companies such as International Power (now Engie), Fieldstone Private Capital Group, and Cerberus Capital Management. Additionally, Mr. Moran also focused on creating long-term policy frameworks in sustainability for the City of New York. Mr. Moran holds a B.A. in International Relations from the University of Pennsylvania. Pursuant to Mr. Moran’s employment agreement, Mr. Moran is required to resign from the Board as a result of such termination. As of the date of this Form 10-K, Mr. Moran has not tendered his resignation from the Board.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Certain Legal Proceedings

None of the Company’s directors or executive officers have been involved, in the past ten years and in a manner material to an evaluation of such director’s or officer’s ability or integrity to serve as a director or executive officer, in any of those “Certain Legal Proceedings” more fully detailed in Item 401(f) of Regulation S-K, which include but are not limited to, bankruptcies, criminal convictions and an adjudication finding that an individual violated federal or state securities laws.

Corporate Governance

Composition of the Board of Directors

Our business and affairs are organized under the direction of the Board, which consists of seven (7) members. Mohan Ananda serves as Chairman of the Board. The primary responsibilities of the Board are to provide oversight, strategic guidance, counselling and direction to our management. The Board meets on a regular basis and additionally as required.

In accordance with the terms of the Charter, the Board is divided into three classes, Class I, Class II and Class III, with only one class of directors being elected in each year and each class serving a three-year term, except that the Class I directors are appointed to an initial one-year term (and three-year terms subsequently), the Class II directors are appointed to an initial two-year term (and three-year terms subsequently) and the Class III directors are appointed to an initial three-year term (and three-year terms subsequently). There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

The Board is divided into the following classes:

●	Class I, which consists of Swatick Majumdar and John Clarke, whose term will expire at our first annual meeting of stockholders to be held after the completion of the Business Combination;

●	Class II, which consists of Mohan Ananda and Madan Menon, whose terms will expire at our second annual meeting of stockholders to be held after the completion of the Business Combination; and

●	Class III, which consists of Greg Moran, Mark Bailey and Evelyn D’An, whose term will expire at our third annual meeting of stockholders to be held after the completion of the Business Combination.

At our annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of the Board may have the effect of delaying or preventing changes in our control or management.

Board Leadership Structure

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Company’s Board has determined that each of Evelyn D’An, Madan Menon, Swatick Majumdar, John Clarke and Mark Bailey are independent directors under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director had with Zoomcar and has with the Company and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them described in the section entitled “Certain Relationships and Related Party Transactions.”

Committees of the Board of Directors

The standing committees of Company’s Board consists of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of the Board are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The Company’s Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Evelyn D’An, John Clarke  and Madan Menon, each of whom is an independent director and is “financially literate” as defined under the Nasdaq listing standards. Ms. D’An will initially serve as chair of the Audit Committee. The Company’s Board has determined that Ms. D’An qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee Zoomcar’s independent registered public accounting firm. Specific responsibilities of the audit committee include:

●	helping the Board oversee corporate accounting and financial reporting processes;

●	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing related person transactions; obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

The Company’s Compensation Committee consists of Evelyn D’An, Madan Menon and Mark Bailey, each of whom is an independent director under Nasdaq’s listing standards, and Mr. Menon serves as chair of the Compensation Committee.

The primary purpose of the compensation committee is to discharge the responsibilities of the Board in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers, directors and other senior management, as appropriate. Specific responsibilities of the compensation committee include:

●	reviewing and approving the compensation of the chief executive officer, other executive officers and senior management;

●	reviewing and recommending to the board of directors the compensation of directors;

●	administering the equity incentive plans and other benefit programs;

●	reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for the executive officers and other senior management; and

●	reviewing and establishing general policies relating to compensation and benefits of the employees, including the overall compensation philosophy.

Nominating and Corporate Governance Committee

The Company’s Nominating and Corporate Governance Committee consists of Madan Menon and Swatick Majumdar, who is an independent director under Nasdaq’s listing standards, Mr. Majumdar serves as the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on the Board. The Nominating and Corporate Governance Committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, including nominees who will permit the Continuing Company to comply with applicable states and Nasdaq diversity standards, are specified in the Nominating and Corporate Governance Committee Charter.

Specific responsibilities of the nominating and corporate governance committee include:

●	identifying and evaluating candidates, including the nomination of incumbent directors for re-election and nominees recommended by stockholders, to serve on the board of directors;

●	considering and making recommendations to the board of directors regarding the composition and chairmanship of the committees of the Board;

●	developing and making recommendations to the Board regarding corporate governance guidelines and matters, including in relation to corporate social responsibility; and

●	overseeing periodic evaluations of the performance of the Board, including its individual directors and committees.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company’s Board.

Code of Ethics

We have adopted a have a code of ethics that applies to all of its executive officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, www.zoomcar.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code. The reference to the Zoomcar website address does not constitute incorporation by reference of the information contained at or available through Zoomcar’s website, and you should not consider it to be a part of this annual report.

Trading Policies

On December 29, 2023, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On December 29, 2023 our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of December 29, 2023, in order to comply with the final clawback rules adopted by the SEC under Rule 10D-1 under the Exchange Act (the “Rule”), and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Role of our Board in Risk Oversight/Risk Committee

One of the key functions of our Board is the informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. For example, our audit committee is responsible for overseeing the management of risks associated with our financial reporting, operational, privacy and cybersecurity, competition, legal, regulatory, compliance and reputational matters; and our compensation committee oversees the management of risks associated with our compensation policies and programs.

Oversight of Cybersecurity Risks

We face a number of risks, including cybersecurity risks and those other risks described under the section titled “Risk Factors” included in this annual report. Our Internal Security Team is responsible for overseeing the steps management has taken with respect to cybersecurity risk exposure. As part of this oversight, our audit committee will receive regular reports from our management on cybersecurity risk exposure and the actions management has taken to limit, monitor or control such exposures at its regularly scheduled meetings. Management will work with third party service providers to maintain appropriate controls. We believe this division of responsibilities is the most effective approach for addressing our cybersecurity risks and that our Board leadership structure supports this approach.

Limitation on Liability and Indemnification of Directors and Officers

Our Charter limits directors’ liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

●	for any transaction from which the director derives an improper personal benefit;

●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	for any unlawful payment of dividends or redemption of shares; or

●	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and our Bylaws provide that the Company will, in certain situations, indemnify its directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, we have entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require the Company to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of its directors or officers or any other company or enterprise to which the person provides services at its request.

Zoomcar believes these provisions in the Charter and Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2024, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

David Ishag (former director), Evelyn D’An, Geiv Dubash (former CFO), Graham Gullans (former director), Hiroshi Nishijima, Greg Moran (former CEO), and Adarsh Menon (former President) each filed a late Form 3. Swatick Majumdar, Graham Gullans, Greg Moran (former CEO), and David Ishag (former director) each filed a late Form 4.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

We qualify as an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. In accordance with those rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Further, our reporting obligations extend only to our “named executive officers,” who are the individuals who served as Zoomcar’s principal executive officer and Zoomcar’s next two other most highly compensated officers at the fiscal year ended March 31, 2024, the most recently completed fiscal year as of our first public filing. Our named executive officers as of March 31, 2024 were:

Name	Principal Position
Greg Moran	Chief Executive Officer
Geiv Dubash	Chief Financial Officer
Hiroshi Nishijima	Chief Operating Officer

On June 20, 2024, Greg Moran, the Company’s Chief Executive Officer, was terminated from his role. Pursuant to Mr. Moran’s employment agreement, Mr. Moran is required to resign from the Board of Directors of the Company (the “Board”) as a result of such termination. Following such termination, effective June 20, 2024, the Board of Directors of the Company appointed Hiroshi Nishijima, the Company’s Chief Operating Officer, as interim Chief Executive Officer. Mr. Dubash resigned as Chief Financial Officer effective April 12, 2024. Mr. Sachin Gupta is currently serving as our interim Chief Financial Officer.

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to Zoomcar’s named executive officers for the fiscal year ended March 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Option Awards ($)(2)	Non-Equity Incentive Plan Award ($)(3)	All Other Compensation ($)(4)		Total ($)
Greg Moran	2024	308,177	100,000		97,685	15,795	74,207	(5)	595,864
Chief Executive Officer	2023	292,600	-			15,400	43,729	(5)	351,729
Geiv Dubash	2024	255,968	30,202			14,496	42,623	(7)	343,289
Chief Financial Officer (6)	2023	253,333	-			13,333	20,357	(7)	287,023
Hiroshi Nishijima(8)	2024	302,724	78,399	(9)		17,189	52,903	(10)	451,215
Chief Operating Officer	2023	265,643	40,000	(9)		7,935	20,768	(10)	334,346

(1)

The amounts in this column reflect the base salary actually paid to each named executive officer for the fiscal year ended March 31, 2024 and 2023, which is paid in Indian Rupees and reported above based on a rate of 82.78 Indian Rupees to $1 and 82.11 Indian Rupees to $1 respectively.

(2)	The number in this column represent the grant date fair value of 17,048 stock option awards granted under the 2012 Equity Plan to each named executive officer which the Company has assumed under the 2023 Incentive Plan and is currently outstanding at the end of fiscal year ended March 31, 2024, computed in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 718. See Note 30 of the audited consolidated financial statements included elsewhere in this 10-K for a discussion of the relevant assumptions used in calculating this amount. These amounts do not reflect the actual economic value that may be realized by our named executive officers.

(3)	The amounts in this column represent the amount of variable pay earned by each named executive officer in respect of the fiscal year ended March 31, 2024, which is paid in Indian Rupees and reported above based on a rate of 82.78 Indian Rupees to $1.

(4)	All Other Compensation amounts reported for each named executive officer were paid in Indian Rupees and are reported above based on a rate of 82.78 Indian Rupees to $1.

(5)

On behalf of Mr. Moran, Zoomcar made $53,856 and $23,512 in contributions to India’s Provident Fund, a defined contribution plan, for the fiscal year ended March 31, 2024 and 2023 respectively. Zoomcar paid $20,351 and $20,216 for a corporate apartment utilized by Mr. Moran during the fiscal year ended March 31, 2024 and 2023 respectively.

(6)	On April 4, 2024, the Company and Mr. Dubash agreed to a mutual separation of employment, effective April 12, 2024. Mr. Dubash’s departure was not in connection with any disagreements with the Company.

(7)	On behalf of Mr. Dubash, Zoomcar made $42,623 and $20,357 in contributions to India’s Provident Fund, a defined contribution plan, for the fiscal year ended March 31, 2024 and 2023 respectively.

(8)

Mr. Hiroshi Nishijima assumed responsibilities as Zoomcar’s Chief Operating Officer in May 2022. Pursuant to the COO employment agreement, Mr. Nishijima’s annual salary is $302,724 with an annual performance bonus opportunity of $17,189.

(9)

Mr. Nishijima received two short-term retention incentives totalling $78,399 in respect of the fiscal year ended March 31, 2024 and two short-term retention incentives totalling $40,000 in respect of the fiscal year ended March 31, 2023.

(10)	On behalf of Mr. Nishijima, Zoomcar made $52,903 and $20,768 in contributions to India’s Provident Fund, a defined contribution plan, for the fiscal year ended March 31, 2024 and 2023 respectively.

Narrative to Summary Compensation Table

Employment Agreements

For the fiscal year ended March 31, 2024, Zoomcar maintained employment agreements with its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

Effective upon the Closing of the Business Combination, Zoomcar amended and restated the existing employment agreements with each of the Company’s CEO, CFO and COO. The amended and restated employment agreements governs the terms of continuing employment with Zoomcar India and also provide that each executive agrees to serve as an executive officer of the Company following the completion of the Business Combination without additional compensation. Below is a summary of the material updates to each of the amended and restated employment agreements.

Amended and Restated Agreement with Chief Executive Officer

The annual base salary for Mr. Moran was $332,500, plus an annual variable pay opportunity of up to $17,500. Mr. Moran was eligible for a one-time supplemental bonus of $100,000, payable six months following the amended and restated employment agreement becoming effective. Subject to the approval of the compensation committee of the Company’s Board and the terms of the amended and restated employment agreement, Mr. Moran’s amended and restated employment agreement provides for the grant of restricted stock units equal to 8% of the aggregate number of Common Stock issued and outstanding immediately after the Business Combination. The RSUs will vest over three years, with three-fourths of the RSUs vesting on the first anniversary of the Closing Date and the remaining one-fourth of the RSUs vesting monthly thereafter, subject to Mr. Moran’s continued service with the Company through each vesting date. As of the date hereof, no RSU’s have been granted under the 2023 Equity Incentive Plan.

On June 20, 2024, Greg Moran, the Company’s Chief Executive Officer, was terminated from his role. Pursuant to Mr. Moran’s employment agreement, Mr. Moran is required to resign from the Board as a result of such termination. Following such termination, effective June 20, 2024, the Board of Directors of the Company appointed Hiroshi Nishijima, the Company’s Chief Operating Officer, as interim Chief Executive Officer.

Amended and Restated Agreement with Chief Financial Officer

The annual base salary for Mr. Dubash was $313,500, plus an annual variable pay opportunity of up to $16,500. Mr. Dubash was eligible for a one-time supplemental bonus of $30,000, payable shortly following the amended and restated employment agreement becoming effective. Subject to the approval of the compensation committee of the Company’s Board and the terms of the amended and restated employment agreement, Mr. Dubash’s amended and restated employment agreement provides for the grant of restricted stock units equal to 0.25% of the aggregate number of Common Stock issued and outstanding immediately after the Business Combination. The RSUs will vest over three years, with one-half of the RSUs vesting on the first anniversary of the Closing Date and the remaining one-half of the RSUs vesting monthly thereafter, subject to Mr. Dubash’s continued service with the Company through each vesting date. As of the date hereof, no RSU’s have been granted under the 2023 Equity Incentive Plan.

The amended and restated employment agreement specifies certain compensation following termination of employment, including severance payments of three months of Mr. Dubash’s last drawn salary if Mr. Dubash’s employment is terminated by the Company without “Cause” (as defined in the amended and restated employment agreement). In the event of an acquisition of the Company, if Mr. Dubash’s employment is terminated by the acquiring company within one year of the acquisition, Mr. Dubash would be eligible for severance payments of six months of his last drawn salary.

This agreement was terminated by mutual agreement effective April 12, 2024.

Amended and Restated Agreement with Chief Operating Officer

The annual base salary, annual variable pay opportunity, and supplemental bonus remains the same for Mr. Nishijima, as contracted in his May 2, 2022, employment agreement. Subject to the approval of the compensation committee of the Board, Mr. Nishijima will be granted restricted stock units equal to 0.25% of the aggregate number of Common Stock issued and outstanding immediately after the Business Combination. The RSUs will vest over three years, with one-half of the RSUs vesting on the first anniversary of the Closing Date and the remaining one-half of the RSUs vesting monthly thereafter, subject to Mr. Nishijima’s continued service with the Company’s through each vesting date. As of the date hereof, no RSU’s have been granted under the 2023 Equity Incentive Plan.

The employment agreement specifies certain compensation following termination of employment, including severance payments of four months of Mr. Nishijima’s last drawn salary if Mr. Nishijima’s employment is terminated by the Company without “Cause” (as defined in the employment agreement) or if his employment is terminated by the acquiring company within one year of an acquisition of the Company.

Following the termination of Mr. Greg Moran as the Company’s Chief Executive Officer, effective June 20, 2024, the Board of Directors of the Company appointed Hiroshi Nishijima, the Company’s Chief Operating Officer, as interim Chief Executive Officer.

Equity-Based Compensation

2012 Equity Plan

In 2012, the Zoomcar Inc. Board adopted, and Zoomcar Inc.’s stockholders approved, the Zoomcar, Inc. 2012 Equity Incentive Plan (the “2012 Equity Plan”). Each of the named executive officers hold stock options under the 2012 Equity Plan, as described below.

As the Zoomcar Holdings, Inc. 2023 Equity Incentive Plan was approved by the Company’s stockholders and adopted by the Board, the 2012 Equity Plan was terminated and no further awards will be granted under it.

2023 Incentive Plan

The following is a summary of the material features of the Incentive Plan, which was adopted by the Company’s stockholders in January 2024.

Purpose

The purpose of the Incentive Plan is to enhance the ability of Zoomcar to attract, retain and motivate persons who make (or are expected to make) important contributions by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities. Equity awards and equity-linked compensatory opportunities are intended to motivate high levels of performance and align the interests of directors, employees, and consultants with those of stockholders by giving directors, employees and providing a means of recognizing their contributions to Zoomcar’s success. The Board believes that equity awards are necessary to remain competitive in its industry and are essential to recruiting and retaining the highly qualified employees who help us meet our goals.

Eligibility

Persons eligible to participate in the Incentive Plan will be officers, employees, non-employee directors, and consultants of Zoomcar and its subsidiaries as selected from time to time by the plan administrator in its discretion, including prospective officers, employees, non-employee directors and consultants. Any awards granted to such a prospect before the individual’s start date may not become vested or exercisable, and no shares may be issued to such individual, before the date the individual first commences performance of services with Zoomcar.

Administration

The Incentive Plan will be administered by the compensation committee of the Zoomcar Board, the Zoomcar Board, or such other similar committee pursuant to the terms of the Incentive Plan. The plan administrator, which initially will be the compensation committee of the Zoomcar Board, will have full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the Incentive Plan. The plan administrator may delegate to one or more officers of Zoomcar, the authority to grant awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act.

Share Reserve

The number of shares of Common Stock that may be issued under the Incentive Plan is equal to 15% of the aggregate number of shares of Common Stock issued and outstanding immediately after the Business Combination (after giving effect to the Redemption). All of the shares initially available under the Incentive Plan may be issued upon the exercise of incentive stock options.

The number of shares available for issuance under the Incentive Plan also will include an automatic annual increase, or the evergreen feature, on the first day of each calendar year, beginning January 1, 2024 and ceasing as described below, equal to the lesser of:

●	a number of shares of Common Stock equal to 3% of the aggregate number of shares of Common Stock issued and outstanding as of December 31 of the immediately preceding calendar year; or

●	such number of shares of Common Stock as the plan administrator may determine.

Shares issuable under the Incentive Plan may be authorized, but unissued, or reacquired shares of Common Stock.

Shares underlying any awards under the Incentive Plan that are forfeited, cancelled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for issuance under the Incentive Plan and, to the extent permitted under Section 422 of the Code and the regulations promulgated thereunder, the shares that may be issued as incentive stock options.

Annual Limitation on Awards to Non-Employee Directors

The Incentive Plan contains a limitation whereby the value of all awards under the Incentive Plan and all other cash compensation paid by Zoomcar to any non-employee director may not exceed $750,000 for the first calendar year a non-employee director is initially appointed to the Zoomcar Board, and $500,000 in any other calendar year.

Types of Awards

The Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other-stock based awards (collectively, “awards”). Unless otherwise set forth in an individual award agreement, each award shall vest over a four (4) year period, with one-quarter (1/4) of the award vesting on the first annual anniversary of the date of grant, with the remainder of the award vesting monthly thereafter.

Stock Options. The Incentive Plan permits the granting of both options to purchase shares of Common Stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. Options granted under the Incentive Plan will be nonqualified options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to employees of Zoomcar and its subsidiaries. Nonqualified options may be granted to any persons eligible to receive awards under the Incentive Plan.

The exercise price of each option will be determined by the plan administrator. The exercise price for an incentive stock option may not be less than 100% of the fair market value of the common stock of Zoomcar on the date of grant or, in the case of an incentive stock option granted to a 10% stockholder, 110% of such share’s fair market value. The term of each option will be fixed by the plan administrator and may not exceed ten (10) years from the date of grant (or five years for an incentive stock option granted to a 10% stockholder). The plan administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

Upon exercise of any option, the exercise price must be paid in full either in cash, check or, with approval of the plan administrator, by delivery (or attestation to the ownership) of shares of Common Stock that are beneficially owned by the optionee free of restrictions or were purchased in the open market. Subject to applicable law and approval of the plan administrator, the exercise price may also be made by means of a broker-assisted cashless exercise. In addition, the plan administrator may permit nonqualified options to be exercised using a “net exercise” arrangement that reduces the number of shares issued to the optionee by the largest whole number of shares with fair market value that does not exceed the aggregate exercise price.

Stock Appreciation Rights. The plan administrator may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of Common Stock, or cash, equal to the value of the appreciation in Zoomcar’s stock price over the exercise price, as set by the plan administrator. The term of each stock appreciation right will be fixed by the plan administrator and may not exceed ten years from the date of grant. The plan administrator will determine at what time or times each stock appreciation right may be exercised, including the ability to accelerate the vesting of such stock appreciation rights.

Restricted Stock. A restricted stock award is an award of shares of Common Stock that vests in accordance with the terms and conditions established by the plan administrator. The plan administrator will determine the persons to whom grants of restricted stock awards are made, the number of restricted shares to be awarded, the price (if any) to be paid for the restricted shares, the time or times within which awards of restricted stock may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of restricted stock awards. Unless otherwise provided in the applicable award agreement, a participant generally will have the rights and privileges of a stockholder as to such restricted shares, including without limitation the right to vote such restricted shares and the right to receive dividends, if applicable.

Restricted Stock Units. Restricted stock units are the right to receive shares of Common Stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the plan administrator. Restrictions or conditions could include, but are not limited to, the attainment of performance goals, continuous service with Zoomcar or its subsidiaries, the passage of time or other restrictions or conditions. The plan administrator determines the persons to whom grants of restricted stock units are made, the number of restricted stock units to be awarded, the time or times within which awards of restricted stock units may be subject to forfeiture, the vesting schedule, and rights to acceleration thereof, and all other terms and conditions of the restricted stock unit awards. The value of the restricted stock units may be paid in shares of Common Stock, cash, other securities, other property, or a combination of the foregoing, as determined by the plan administrator.

The holders of restricted stock units will have no voting rights. Prior to settlement or forfeiture, restricted stock units awarded under the Incentive Plan may, at the plan administrator’s discretion, provide for a right to dividend equivalents. Such right entitles the holder to be credited with an amount equal to all dividends paid on one share of Common Stock while each restricted stock unit is outstanding. Dividend equivalents may be converted into additional restricted stock units. Settlement of dividend equivalents may be made in the form of cash, shares of Common Stock, other securities, other property, or a combination of the foregoing. Prior to distribution, any dividend equivalents shall be subject to the same conditions and restrictions as the restricted stock units to which they are payable.

Other Stock-Based Awards. Other stock-based awards may be granted either alone, in addition to, or in tandem with, other awards granted under the Incentive Plan and/or cash awards made outside of the Incentive Plan. The plan administrator shall have authority to determine the persons to whom and the time or times at which other stock-based awards will be made, the amount of such other stock-based awards, and all other conditions, including any dividend and/or voting rights.

Prohibition on Repricing

Except for an adjustment pursuant to the terms of the Incentive Plan or a repricing approved by shareholders, in no case may the plan administrator (i) amend an outstanding stock option or stock appreciation right to reduce the exercise price of the award, (ii) cancel, exchange, or surrender an outstanding stock option or stock appreciation right in exchange for cash or other awards for the purpose of repricing the award, or (iii) cancel, exchange, or surrender an outstanding stock option or stock appreciation right in exchange for an option or stock appreciation right with an exercise price that is less than the exercise price of the original award.

Tax Withholding

Participants in the Incentive Plan are responsible for the payment of any federal, state, or local taxes that Zoomcar or its subsidiaries are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. The plan administrator may cause any tax withholding obligation of Zoomcar or its subsidiaries to be satisfied, in whole or in part, by the applicable entity withholding from shares of Common Stock to be issued pursuant to an award a number of shares with an aggregate fair market value that would satisfy the withholding amount due. The plan administrator may also require any tax withholding obligation of Zoomcar or its subsidiaries to be satisfied, in whole or in part, by an arrangement whereby a certain number of shares issued pursuant to any award are immediately sold and proceeds from such sale are remitted to Zoomcar or its subsidiaries in an amount that would satisfy the withholding amount due.

Equitable Adjustments

In the event of a merger, consolidation, recapitalization, stock split, reverse stock split, reorganization, split-up, spin-off, combination, repurchase or other change in corporate structure affecting shares of Common Stock, the maximum number and kind of shares reserved for issuance or with respect to which awards may be granted under the Incentive Plan will be adjusted to reflect such event, and the plan administrator will make such adjustments as it deems appropriate and equitable in the number, kind, and exercise price of shares of Common Stock covered by outstanding awards made under the Incentive Plan.

Change in Control

In the event of any proposed change in control (as defined in the Incentive Plan), the plan administrator will take any action as it deems appropriate, which action may include, without limitation, the following: (i) the continuation of any award, if Zoomcar is the surviving corporation; (ii) the assumption of any award by the surviving corporation or its parent or subsidiary; (iii) the substitution by the surviving corporation or its parent or subsidiary of equivalent awards; (iv) accelerated vesting of the award, with all performance objectives and other vesting criteria deemed achieved at targeted levels, and a limited period during which to exercise the award prior to closing of the change in control, or (v) settlement of any award for the change in control price (less, to the extent applicable, the per share exercise price). Unless determined otherwise by the plan administrator, in the event that the successor corporation refuses to assume or substitute for the award, a participant shall fully vest in and have the right to exercise the award as to all of the shares of Common Stock, including those as to which it would not otherwise be vested or exercisable, all applicable restrictions will lapse, and all performance objectives and other vesting criteria will be deemed achieved at targeted levels.

Transferability of Awards

Unless determined otherwise by the plan administrator, an award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner, except to a participant’s estate or legal representative, and may be exercised, during the lifetime of the participant, only by the participant. If the plan administrator makes an award transferable, such award will contain such additional terms and conditions as the plan administrator deems appropriate.

Term

The Incentive Plan became effective upon adoption by the Board and, unless terminated earlier, the Incentive Plan will continue in effect for a term of ten (10) years.

Amendment and Termination

The Zoomcar Board may amend or terminate the Incentive Plan at any time. Any such termination will not affect outstanding awards. No amendment, alteration, suspension, or termination of the Incentive Plan will materially impair the rights of any participant, unless mutually agreed otherwise between the participant and Zoomcar. Approval of the stockholders shall be required for any amendment, where required by applicable law, as well as (i) to increase the number of shares available for issuance under the Incentive Plan and (ii) to change the persons or class of persons eligible to receive awards under the Incentive Plan.

Form S-8

Zoomcar intends to file with the SEC a registration statement on Form S-8 covering the shares of Common Stock issuable under the Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End Table

Only Greg Moran holds 17,048 options. Each equity award was granted subject to the terms of the 2012 Equity Plan which was assumed by the company under the 2023 Equity Incentive Plan.

Non-Employee Director Compensation Table

The following table presents the total compensation earned and paid to non-employee members (“Directors”) of the Zoomcar Board for the fiscal year beginning April 1, 2023, and ended March 31, 2024. Mr. Greg Moran, our former Chief Executive Officer, did not receive any compensation for his service as a member of the Zoomcar Board during any period presented. Mr. Moran’s compensation for service as an employee is presented above under the heading “Summary Compensation Table.” In addition to the compensation outlined below, we reimburse Directors for reasonable travel expenses and out-of-pocket costs incurred in attending meetings of the Zoomcar Board or events attended on behalf of Zoomcar.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Uri Levine, Chairman (1)	29.500	-	29.500
David Ishag (2)	45,000	-	45,000
Graham Gullans (3)	100,000	-	100,000
Mohan Ananda	22,500	-	22,500
Madan Menon	24,750	-	24,750
Evelyn D’An	97,752	-	97,752
Swatick Majumdar	64,634	-	64,634
Lisbeth McNabb (4)	-	-	-

(1)	Mr. Levine was a director of Zoomcar, Inc., the Company’s predecessor, until his resignation in July 2023.

(2)	Mr. Ishag resigned from the Board effective January 30, 2024.

(3)	Mr. Gullans resigned from the Board effective June 18, 2024

(4)	Ms. McNabb was a director of Zoomcar, Inc. until her resignation effective April 18, 2023

Director Compensation Policy

The Board approved a non-employee director compensation policy that became effective as of the Closing of the Business Combination. Under this policy, Zoomcar will pay non-employee directors a cash retainer for service on the Board and for service on each committee of which the director is a member. The chair of each committee will receive higher retainers for such service. These fees are expected to be payable in arrears in four equal quarterly instalments on the last day of each calendar quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on the Board and no fee will be payable in respect of any period prior to the completion of the Business Combination.

In addition, under the new director compensation policy, following the effective date of a Registration Statement on Form S-8, each non-employee director will receive an initial equity award under the Incentive Plan in the form of RSUs with a value of $300,000 or, in the case of the Chairman of the Board, $400,000. Further, following the effective date of a Registration Statement on Form S-8, it is expected that on the date of the annual meeting of stockholders, each non-employee director then serving on the Board who has not received an initial equity award in the 12-month period preceding the date of the annual meeting, will receive an annual equity award under the Incentive Plan in the form of RSUs with a value of $100,000.

Each initial equity award and annual equity award is expected to vest over a three-year period, with one-third to vest on the first anniversary of the grant date and then quarterly thereafter (provided that any initial equity award granted to a non-employee director of Zoomcar as of immediately following the Closing is expected to vest on the first anniversary of the Closing). In each case, vesting is subject to the non-employee director’s service as a director through the vesting date. Each initial equity award and annual equity award is also expected to accelerate in full upon a change in control of Zoomcar.

Non- Employee Director Fees
Annual Board Cash Retainer	$75,000
Additional Retainer for Chairman of the Board	$15,000
Retainers for Committee Members
● Audit	$10,000
● Compensation	$6,000
● Nominating and Corporate Governance	$4,000
Additional Retainers for Committee Chairs
● Audit	$10,000
● Compensation	$6,000
● Nominating and Corporate Governance	$4,000
Initial Equity Award	$300,000
Additional Initial Equity Award for Chairman of the Board	$100,000
Annual Equity Award	$100,000

Zoomcar will also reimburse non-employee directors for reasonable travel and other expenses incurred in connection with attending meetings of the Board and any committee of the Board on which they serve.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our voting shares as of the date of the filing of 10-K:

●	each person who is known to be the beneficial owner of more than 5% of our voting shares;

●	each of our named executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. The beneficial ownership of shares of Company Common Stock is based on an aggregate of 75,270,131 shares of Common Stock issued and outstanding; provided, that, the information below excludes the shares of Common Stock reserved for future awards under the Incentive Plan.

Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is Anjaneya Techno Park, No.147, 1st Floor, Kodihalli, Bangalore, India 560008. Unless otherwise indicated and subject to community property laws and similar laws, the Company believes that all parties named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Beneficial Ownership Table

Name and Address of Beneficial Owners(1)	Number of Shares of Common Stock	%
Directors and Executive Officers
Gregory Moran(2)	227,543	*
Hiroshi Nishijima	--	--
Sachin Gupta	--	--
Mohan Ananda(3)	7,008,172	9.3%
Madan Menon	162,500	*
Evelyn D’An	--	--
Swatick Majumdar(4)	90,733	*
Mark Bailey(5)	4,001,754	5.1
John Clarke(6)	65,672	*
All directors and executive officers as a group (9 individuals)	11,556,374	14.8%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Anjaneya Techno Park, No.147, 1st Floor, Kodihalli, Bangalore, India.

(2)	Includes 17,048 shares of Common Stock issuable upon exercise of stock options.

(3)	Includes 2,738,172 shares of Common Stock held by Ananda Small Business Trust. Mohan Ananda is the Trustee of Ananda Small Business Trust and as such, may be deemed to have beneficial ownership of the securities held directly by Ananda Trust.

(4)	Includes 90,733 shares of Common Stock issuable upon exercise of outstanding warrants to purchase common stock.

(5)	Includes 2,664,740 shares of Common Stock issuable upon exercise of outstanding warrants to purchase common stock.

(6)	Represents 65,672 shares of Common Stock issuable upon exercise of outstanding warrants to purchase common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pre-Closing Related Party Transactions

IOAC

On May 10, 2023, IOAC issued an unsecured promissory note (the “May 2023 Note”) in the amount of up to $500,000 to the Sponsor. The May 2023 Note bears no interest, and the principal balance is payable on the date of the consummation of the Company’s initial business combination. The May 2023 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note and all other sums payable with regard to the note becoming immediately due and payable.

On July 20, 2023, IOAC issued an unsecured promissory note (the “Second Extension Note”) in the aggregate principal amount of up to $180,000 to the Sponsor pursuant to which the Sponsor agreed to provide IOAC with equal instalments of the Second Extension Funds, or $90,000, to be deposited into the Trust Account for the first two months in which the date by which IOAC must consummate its initial business combination is extended past July 29, 2023.

On August 18, 2023, IOAC issued a promissory note (the “August 2023 Note”), in the amount of up to $500,000 to the Sponsor. The August 2023 Note bears no interest, and it is non-convertible. The principal balance is payable on the date of the consummation of IOAC’s initial business combination.

On October 3, 2023, IOAC issued a promissory note in favour of the Sponsor (the “October 2023 Note”) in the principal amount of up to $90,000 for expenses accrued in connection with the extension of the date by which IOAC must consummate its initial business combination from September 29, 2023 to October 29, 2023. The October 2023 Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date on which the Company consummates an initial business combination.

On December 1, 2023, IOAC issued an unsecured promissory note (the “December 2023 Note”), in the amount of up to $200,000 to the Sponsor. The December 2023 Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date on which the Company consummates an initial business combination.

On December 18, 2023, IOAC issued (i) an unsecured convertible promissory note (the “New Ananda Trust Note”), the principal amount of $2,027,840, which is equal to the total amount owed to Ananda Trust under the September 2022 Note, January 2023 Note, First Extension Note, May 2023 Note, Second Extension Note, August 2023 Note, October 2023 Note and December 2023 Note (collectively, the “Existing Notes”), and which bears no interest and the principal balance of the New Ananda Trust Note will be payable by the Company 90 days after the consummation of the Business Combination, or April 24, 2024 (the “Maturity Date”), and, on the Maturity Date, the holder of the New Ananda Trust Note may convert any amounts outstanding into shares of Common Stock, at a conversion price lower than the redemption price per public share in connection with the Business Combination; and (ii) unsecured promissory notes to certain passive investors of the Sponsor, the principal amounts of which are equal to the total amounts owed to such passive investors under the Existing Notes, with substantially the same terms of the Existing Notes issued to such passive investors (together with the New Ananda Trust Note, the “Replacement Notes”). The Replacement Notes replace the Existing Notes, which are considered satisfied and discharged in full, forever, and terminated and of no further effect. At the time of Merger Closing an aggregate of $3,257,518 was outstanding under the Replacement Notes.

Ananda Trust Subscription Agreements

Simultaneously with the execution of the Merger Agreement, on October 13, 2022, Ananda Trust entered into a subscription agreement with IOAC (the “Ananda Trust Signing Subscription Agreement”) to subscribe for 1,000,000 newly issued shares of Common Stock at a purchase price of $10.00 per share, contingent upon the Closing. Furthermore, simultaneously with the signing of the Merger Agreement, Ananda Trust invested an aggregate of $10,000,000 in Zoomcar (the “Ananda Trust Signing Investment”), in exchange for a convertible promissory note issued by Zoomcar to Ananda Trust (the “Ananda Trust Zoomcar Note”). At the Closing, Zoomcar’s repayment obligations under the Ananda Trust Zoomcar Note was offset against Ananda Trust’s payment obligations under the Ananda Trust Signing Subscription Agreement and Ananda Trust received newly issued shares of Common Stock in accordance with the terms of the Ananda Trust Signing Subscription Agreement.

The Ananda Trust Signing Subscription Agreement includes registration rights obligations on the part of IOAC and is conditioned on the concurrent Closing and other customary closing conditions. Among other things, Ananda Trust will not have any right, title, interest or claim of any kind in or to any monies in the Trust Account, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom). In the event that the Business Combination is not consummated, the Ananda Trust Note issued by Zoomcar in consideration of the Ananda Trust Investment will be exchanged for a new convertible promissory note issued by Zoomcar, and such note will be convertible upon the consummation of a subsequent financing of Zoomcar in which Zoomcar raises an aggregate of at least $5 million, and the Ananda Trust Subscription Agreement will terminate automatically.

On December 19, 2023, IOAC and Ananda Trust, an affiliate of the Sponsor, entered into a subscription agreement (the “Ananda Trust Closing Subscription Agreement”), pursuant to which, upon the Closing, Ananda Trust purchased 1,666,666 IOAC Class A ordinary shares at a price of $3.00 per share (the “Ananda Trust Closing Investment”). Other than with respect to the per share purchase price, the terms of the Ananda Trust Closing Subscription Agreement were substantially similar to the terms of the Ananda Trust Signing Subscription Agreement.

Ananda Trust is an affiliate of the Sponsor. Further, the Trustee and control person with regard to the Ananda Trust, Mohan Ananda, was, prior to the Closing, the Chief Executive Officer and Chairman of the board of directors of IOAC; additionally, Mr. Ananda was a director of IOAC and has been appointed to serve as the initial chairman of the Company Board from and after the Closing. Additionally, based on the Company’s capitalization immediately after the Closing, Ananda Trust is the Company’s largest stockholder, though Ananda Trust’s proportionate interest and voting power with regard to the Company may change over time and from time to time.

The terms of the Ananda Trust Closing Investment are not necessarily reflective of the terms and conditions of a transaction negotiated at arm’s length, and it is possible that, if such terms were negotiated at arm’s length, they would have been different from, and more favourable to, the Company and its stockholders; however, the disinterested members of the IOAC Board approved the terms of the Ananda Trust Closing Investment, which they believed to be the best terms available, under the circumstances, to facilitate the consummation of the proposed Business Combination and deliver capital required by the Company to pursue its business plans.

Sponsor Support Agreement

In connection with entering into the Merger Agreement, on October 13, 2022, the Sponsor, IOAC and Zoomcar entered into the Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement, in order to induce Zoomcar to enter into the Merger Agreement and for no additional consideration, the Sponsor agreed to (i) vote all ordinary shares of IOAC held by Sponsor at any meeting of the shareholders of IOAC in favour of the approval and adoption of the Merger Agreement and the Business Combination; and (ii) not to redeem or transfer any of the shares held by the Sponsor, or deposit into a voting trust or enter into a voting agreement in a manner inconsistent with the Sponsor Support Agreement. In addition, the Sponsor agreed to take all actions necessary to fulfil the conditions required in order to extend the expiration of the IOAC charter by six months or such shorter period as shall be mutually agreed by IOAC, the Sponsor and Zoomcar. The Sponsor also agreed to waive the anti-dilution rights associated with the shares held by Sponsor and Sponsor agreed that it shall use its best efforts to cooperate with IOAC and Zoomcar in connection with obtaining the financing transactions.

Stockholder Support Agreement

On October 13, 2022, Zoomcar delivered to IOAC the Stockholder Support Agreements with certain stockholders of Zoomcar, pursuant to which, among other things, such stockholders have agreed, respectively, to support the approval and adoption of the Business Combination. The Stockholder Support Agreements will terminate upon the earliest to occur of (a) the Closing, (b) the date of the termination of the Merger Agreement, and (c) the Expiration Time. Such Zoomcar stockholders also agreed, until the expiration time, to certain transfer restrictions.

Lock-Up Agreement

In connection with entering into the Merger Agreement, on October 13, 2022, IOAC and certain Zoomcar stockholders entered into the Lock-Up Agreement. Pursuant to the Lock-Up Agreement, each Zoomcar stockholder holding 1% or more of the total number of issued and outstanding Zoomcar shares on a fully diluted, as converted to common stock basis, will be subject to the restrictions described below from the Closing until the termination of applicable lock-up periods described below. Such Zoomcar stockholders agreed not to, without the prior written consent of the Zoomcar board and subject to certain exceptions, during the applicable lock-up period: (i) lend, sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer, dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of the Securities Exchange Act of 1934, as amended Exchange Act, and the rules and regulations of the SEC promulgated thereunder, any BC Lock-Up Shares; (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the BC Lock-Up Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise; or (iii) publicly announce any intention to effect any transaction specified in the foregoing clauses. Pursuant to the Lock-Up Agreement, IOAC and certain Zoomcar stockholders agreed to the foregoing transfer restrictions during the period beginning on the date of Closing and ending on the date that is the earlier of (i) six months after the Closing and (ii) subsequent to the Merger, (x) if the last sale price of Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing; or (y) the date on which Zoomcar completes a liquidation, merger, capital stock exchange, reorganization or other similar transactions that result in all of Zoomcar’s stockholders having the right to exchange their shares for cash, securities or other property.

On December 18, 2023, OIAC and Ananda Trust entered into a First Amendment to Lock-Up Agreement, pursuant to which the lock-up period for the shares held by Ananda Trust were amended to terminate upon the earlier of (i) twelve months after the Closing Date or (ii) subsequent to the Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transactions that results in all of the Company’s stockholders having the right to exchange their shares of cash, securities or other property.

Zoomcar, Inc.

Prior to the Closing Date of the Reverse Recapitalization in December 2023, the Company had an outstanding balance of debt repayable to Mahindra & Mahindra Financial Services Limited along with interest accrued amounting to $922,299 which was taken for the purchase of vehicles as per the previous business model of the Company. The interest payable on the loan during the period was $38,203 and the principal payment was $119,576. The Company also incurred $153 as debt foreclosure charges during the period. The Company was required to keep a fixed deposit with Mahindra & Mahindra Financial Services Limited in relation to the loan which had an outstanding balance (including interest accrued on the deposit) of $264,640. The interest income on the investment in fixed deposit was $11,224.

Further, in accordance with its previous business model, the Company owned a few vehicles, which were used to rent out to the Guests. The Company had an outstanding balance for parking charges for these owned vehicles to Yard Management Services Limited amounting to $240,410. The amount of parking charges incurred during the period was $241,886. Subsequently when the Company moved to its new business model, it began to sell its previously owned vehicles and it received an advance from Mahindra First Choice Wheels Ltd for sale of these vehicles which was outstanding before closure of the Reverse Recapitalization amounting to $17,997.

Post-Closing Related Party Transactions

Zoomcar Holdings, Inc.

Post the Closing Date, Mahindra & Mahindra Financial Services Limited, Mahindra First Choice Wheels Ltd and Yard Management Services Limited ceased to be related parties since their holding percentage was reduced to less than 5% of the total holdings in the Company.

Accordingly, post the Closing Date, the Director of the Company, Mohan Ananda, is a related party for the Company. The erstwhile Company Innovative International Acquisition Corp. had issued a Note to Ananda Small Business Trust (wherein Mohan Ananda is a trustee), the outstanding balance of which is $2,027,840 as on March 31, 2024. Further, the Company has payable to Mohan Ananda amounting to $152,435 towards sitting fees and other payables.

Indemnification Agreements

In connection with the Closing, the Company entered into indemnification agreements (“Indemnification Agreements”) with each of the Company’s newly elected directors and newly appointed executive officers which provide that the Company will indemnify such directors and executive officers under the circumstances and to the extent provided for therein, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising from any and all threatened, pending or completed claim, demand, action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, and including appeals, in which he or she may be involved, or is threatened to be involved, as a party or otherwise, to the fullest extent permitted under Delaware law and our Bylaws.

The Charter contains provisions limiting the liability of directors, and the Bylaws provide that Zoomcar will indemnify each of its directors and officers to the fullest extent permitted under Delaware law. In addition, the Bylaws provide that, to the fullest extent permitted by Delaware law and subject to very limited exceptions, Zoomcar will advance all expenses incurred by its directors and officers in connection with a legal proceeding involving his or her status as a director or officer of Zoomcar. See the section titled “Description of Securities - Limitation on Liability and Indemnification of Directors and Officers” for information on the indemnification provisions of the Charter and Bylaws.

Policies for Approval of Related Person Transactions

Zoomcar has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which Zoomcar or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest.

A “Related Person” means:

●	any person who is, or at any time during the applicable period was, one of the Zoomcar’s officers or one of Zoomcar’s directors;

●	any person who is known by Zoomcar to be the beneficial owner of more than five percent (5%) of its voting stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of its voting stock; and

●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

Zoomcar has policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee will have the responsibility to review related party transactions.

All of the transactions described in this section were entered into prior to the adoption of this policy. Certain of the foregoing disclosures are summaries of certain provisions of our related party agreements and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. Copies of certain of the agreements (or forms of the agreements) have been filed as exhibits to the registration statement and are available electronically on the website of the SEC at www.sec.report.

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Company’s Board has determined that each of Evelyn D’An, Madan Menon, Swatick Majumdar, John Clarke and Mark Bailey are independent directors under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

(a)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021 totalled $144,500 and $99,910, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

(b)	Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021.

For the fiscal year ended March 31, 2024, Grant Thornton Bharat LLP (“GT”), served as our independent registered public accounting firm and during such time, billed the approximate fees set forth in the table below. On December 28, 2023, as contemplated by the Merger Agreement, Innovative International Acquisition Corp. merged with Zoomcar Inc., resulting in Zoomcar Holdings, Inc. The Merger was accounted for as a reverse recapitalization with Zoomcar, Inc. as the accounting acquirer and Innovative International Acquisition Corp.as the acquired company for accounting purposes. Accordingly, GT, which has been Zoomcar Inc., auditor since 2021, assumed the role of the Zoomcar Holdings independent registered public accounting firm.

The table below sets forth the aggregate fees billed to the Company by GT for services rendered in the fiscal year ended March 31, 2024.

March 31, 2024
Audit fees	$714,965
Audit-related fees	—
Tax fees	—
All other fees
Total	$714,965

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by GT in connection with regulatory filings

Audit Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees

Consists of fees for professional services for domestic and international tax advisory and compliance services.

All Other Fees

Consists of fees for permitted products and services other than those that meet the criteria above.

The Audit Committee concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Grant Thornton Bharat LLP.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Business Combination. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements - We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements, Schedules, and Exhibits included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

(3)	Exhibits

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger and Reorganization, dated as of October 13, 2022, by and among Innovative International Acquisition Corp., Zoomcar, Inc. and the other parties thereto.	8-K	2.1	October 19, 2022
2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of December 29, 2023 by and among Innovative International Acquisition Corp., Zoomcar, Inc. and the other parties thereto.	8-K	2.1	January 2, 2024
3.1	Amended and Restated Certificate of Incorporation of Zoomcar Holdings, Inc.	8-K	3.1	January 4, 2024
3.2	Amended and Restated Bylaws of Zoomcar Holdings, Inc.	8-K	3.2	January 4, 2024
4.1	Description of Registered Securities.*
4.2	Form of Warrant.	8-K	4.1	June 21, 2024
10.1	Subscription Agreement, dated as of December 19, 2023, by and between Innovative International Acquisition Corp. and Ananda Small Business Trust.	8-K	10.1	December 19, 2023
10.2	Securities Purchase Agreement, dated as of December 28, 2023, by and among Zoomcar Holdings, Inc., Zoomcar, Inc. and ACM Zoomcar Convert LLC.	8-K	10.6	January 4, 2024
10.3	Unsecured Convertible Note Due December 28, 2028, of Zoomcar Holdings, Inc.	8-K	10.7	January 4, 2024
10.4	Registration Rights Agreement, dated as of December 28, 2023, between Zoomcar Holdings, Inc. (f/k/a Innovative International Acquisition Corp.) and ACM Zoomcar Convert LLC.	8-K	10.8	January 4, 2024
10.5	Amended and Restated Registration Rights Agreement, dated December 28, 2023, by and among Zoomcar Holdings, Inc. (f/k/a Innovative International Acquisition Corp.), Innovative International Sponsor I LLC, the undersigned parties listed under IOAC Holders, Zoomcar Holders and Additional Zoomcar Holders on Schedule A thereto.	8-K	10.9	January 4, 2024
10.6	Non-Redemption Agreement dated as of December 27, 2023 by and among Innovative International Acquisition Corp. and the investor thereto.	8-K	10.1	December 28, 2023
10.7	Marketing Services Agreement, dated September 28, 2023, by and between Outside the Box Capital Inc. and Zoomcar.	8-K	10.11	January 4, 2024
10.8	Fee Reduction Agreement, dated December 28, 2023, by and among Innovative International Acquisition Corp., Cantor Fitzgerald & Co., and J.V.B Financial Group, LLC.	8-K	10.12	January 4, 2024
10.9	Form of Indemnification Agreement.	8-K	10.13	January 4, 2024
10.10	Amended and Restated Employment Agreement, dated December 22, 2023, by and between Zoomcar India Private Limited and Greg Moran.	8-K	10.14	January 4, 2024
10.11	Amended and Restated Employment Agreement, dated December 23, 2023, by and between Zoomcar India Private Limited and Geiv Dubash.	8-K	10.15	January 4, 2024

10.12	Amended and Restated Employment Agreement, dated December 27, 2023, by and between Zoomcar India Private Limited and Hiroshi Nishijima.	8-K	10.16	January 4, 2024
10.13	Zoomcar Holdings, Inc. 2023 Equity Incentive Plan.	8-K	10.17	January 4, 2024
10.14	First Amendment to Lock-Up Agreement, dated as of December 18, 2023, Innovative International Acquisition Corp.	S-1	10.18	February 5, 2024
10.15	Promissory Note, dated December 18, 2023, issued by Innovative International Acquisition Corp. to Ananda Small Business Trust.	8-K	10.1	December 19, 2023
10.16	Form of Promissory Note, dated December 18, 2023, issued by Innovative International Acquisition Corp. to the Payee.	8-K	10.2	December 19, 2023
10.17	Lock-Up Release Agreement, dated February 1, 2024, by and among Zoomcar Holdings, Inc., ASJC Global LLC – Series 24 and Cohen Sponsor LLC – A24 RS (certain information has been redacted in the marked portions of the exhibit).	8-K	10.1	February 2, 2024
10.18	Amendment to Lock-Up Release Agreement, dated March 18, 2024, by and among Zoomcar Holdings, Inc., ASJC Global LLC – Series 24 and Cohen Sponsor LLC – A24 RS.	8-K	10.1	March 18, 2024
10.19	Common Stock Purchase Agreement, between Zoomcar Holdings, Inc. and White Lion Capital, LLC, dated May 6, 2024.	8-K	10.1	May 9, 2024
10.20	Registration Rights Agreement, between Zoomcar Holdings, Inc. and White Lion Capital, LLC, dated May 6, 2024.	8-K	10.2	May 9, 2024
10.21	Form of Securities Purchase Agreement, dated June 18, 2024, by and among Zoomcar Holdings, Inc. and certain institutional investors.	8-K	10.1	June 21, 2024
10.22	Form of Note.	8-K	10.2	June 21, 2024
20.23	Form of Registration Rights Agreement.	8-K	10.3	June 21, 2024
10.24	Form of Placement Agent Agreement.	8-K	10.4	June 21, 2024
19	Insider Trading Policy. *
21.1	Subsidiaries of Zoomcar Holdings, Inc.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, city of Bangalore, country of India, on this 12th day of July, 2024.

Zoomcar Holdings, Inc.

By:	/s/ Hiroshi Nishijima
Name:	Hiroshi Nishijima
Title:	Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Hiroshi Nishijima	Interim Chief Executive Officer	July 12, 2024
Hiroshi Nishijima	(Principal Executive Officer)

/s/ Sachin Gupta	Interim Chief Financial Officer	July 12, 2024
Sachin Gupta	(Principal Financial and Accounting Officer)

/s/ Mohan Ananda	Chairman of the Board of Directors	July 12, 2024
Mohan Ananda

/s/ Madan Menon	Director	July 12, 2024
Madan Menon

/s/ Evelyn D’An	Director	July 12, 2024
Evelyn D’An

/s/ Swatick Majumdar	Director	July 12, 2024
Swatick Majumdar

/s/ John Clarke	Director	July 12, 2024
John Clarke

/s/ Mark Bailey	Director	July 12, 2024
Mark Bailey

	Director	July 12, 2024
Greg Moran