Form 10-K/A
period 2024-03-31
Zoomcar Holdings, Inc.
filed 2024-07-15
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-40964

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

/s/ GRANT THORNTON BHARAT LLP

We have served as the Company’s auditor since 2021.

Gurugram, India

July 12, 2024

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

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger and Reorganization, dated as of October 13, 2022, by and among Innovative International Acquisition Corp., Zoomcar, Inc. and the other parties thereto.	8-K	2.1	October 19, 2022
2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of December 29, 2023 by and among Innovative International Acquisition Corp., Zoomcar, Inc. and the other parties thereto.	8-K	2.1	January 2, 2024
3.1	Amended and Restated Certificate of Incorporation of Zoomcar Holdings, Inc.	8-K	3.1	January 4, 2024
3.2	Amended and Restated Bylaws of Zoomcar Holdings, Inc.	8-K	3.2	January 4, 2024
4.1	Description of Registered Securities.	10-K	4.1	July 12, 2024
4.2	Form of Warrant.	8-K	4.1	June 21, 2024
10.1	Subscription Agreement, dated as of December 19, 2023, by and between Innovative International Acquisition Corp. and Ananda Small Business Trust.	8-K	10.1	December 19, 2023
10.2	Securities Purchase Agreement, dated as of December 28, 2023, by and among Zoomcar Holdings, Inc., Zoomcar, Inc. and ACM Zoomcar Convert LLC.	8-K	10.6	January 4, 2024
10.3	Unsecured Convertible Note Due December 28, 2028, of Zoomcar Holdings, Inc.	8-K	10.7	January 4, 2024
10.4	Registration Rights Agreement, dated as of December 28, 2023, between Zoomcar Holdings, Inc. (f/k/a Innovative International Acquisition Corp.) and ACM Zoomcar Convert LLC.	8-K	10.8	January 4, 2024
10.5	Amended and Restated Registration Rights Agreement, dated December 28, 2023, by and among Zoomcar Holdings, Inc. (f/k/a Innovative International Acquisition Corp.), Innovative International Sponsor I LLC, the undersigned parties listed under IOAC Holders, Zoomcar Holders and Additional Zoomcar Holders on Schedule A thereto.	8-K	10.9	January 4, 2024
10.6	Non-Redemption Agreement dated as of December 27, 2023 by and among Innovative International Acquisition Corp. and the investor thereto.	8-K	10.1	December 28, 2023
10.7	Marketing Services Agreement, dated September 28, 2023, by and between Outside the Box Capital Inc. and Zoomcar.	8-K	10.11	January 4, 2024
10.8	Fee Reduction Agreement, dated December 28, 2023, by and among Innovative International Acquisition Corp., Cantor Fitzgerald & Co., and J.V.B Financial Group, LLC.	8-K	10.12	January 4, 2024
10.9	Form of Indemnification Agreement.	8-K	10.13	January 4, 2024
10.10	Amended and Restated Employment Agreement, dated December 22, 2023, by and between Zoomcar India Private Limited and Greg Moran.	8-K	10.14	January 4, 2024
10.11	Amended and Restated Employment Agreement, dated December 23, 2023, by and between Zoomcar India Private Limited and Geiv Dubash.	8-K	10.15	January 4, 2024

10.12	Amended and Restated Employment Agreement, dated December 27, 2023, by and between Zoomcar India Private Limited and Hiroshi Nishijima.	8-K	10.16	January 4, 2024
10.13	Zoomcar Holdings, Inc. 2023 Equity Incentive Plan.	8-K	10.17	January 4, 2024
10.14	First Amendment to Lock-Up Agreement, dated as of December 18, 2023, Innovative International Acquisition Corp.	S-1	10.18	February 5, 2024
10.15	Promissory Note, dated December 18, 2023, issued by Innovative International Acquisition Corp. to Ananda Small Business Trust.	8-K	10.1	December 19, 2023
10.16	Form of Promissory Note, dated December 18, 2023, issued by Innovative International Acquisition Corp. to the Payee.	8-K	10.2	December 19, 2023
10.17	Lock-Up Release Agreement, dated February 1, 2024, by and among Zoomcar Holdings, Inc., ASJC Global LLC – Series 24 and Cohen Sponsor LLC – A24 RS (certain information has been redacted in the marked portions of the exhibit).	8-K	10.1	February 2, 2024
10.18	Amendment to Lock-Up Release Agreement, dated March 18, 2024, by and among Zoomcar Holdings, Inc., ASJC Global LLC – Series 24 and Cohen Sponsor LLC – A24 RS.	8-K	10.1	March 18, 2024
10.19	Common Stock Purchase Agreement, between Zoomcar Holdings, Inc. and White Lion Capital, LLC, dated May 6, 2024.	8-K	10.1	May 9, 2024
10.20	Registration Rights Agreement, between Zoomcar Holdings, Inc. and White Lion Capital, LLC, dated May 6, 2024.	8-K	10.2	May 9, 2024
10.21	Form of Securities Purchase Agreement, dated June 18, 2024, by and among Zoomcar Holdings, Inc. and certain institutional investors.	8-K	10.1	June 21, 2024
10.22	Form of Note.	8-K	10.2	June 21, 2024
20.23	Form of Registration Rights Agreement.	8-K	10.3	June 21, 2024
10.24	Form of Placement Agent Agreement.	8-K	10.4	June 21, 2024
19	Insider Trading Policy.	10-K	19	July 12, 2024
21.1	Subsidiaries of Zoomcar Holdings, Inc.	10-K	21	July 12, 2024
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation.	10-K	97	July 12, 2024
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, city of Bangalore, country of India, on this 15th day of July, 2024.

Zoomcar Holdings, Inc.

By:	/s/ Hiroshi Nishijima
Name:	Hiroshi Nishijima
Title:	Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Hiroshi Nishijima	Interim Chief Executive Officer	July 15, 2024
Hiroshi Nishijima	(Principal Executive Officer)

/s/ Sachin Gupta	Interim Chief Financial Officer	July 15, 2024
Sachin Gupta	(Principal Financial and Accounting Officer)

/s/ Mohan Ananda	Chairman of the Board of Directors	July 15, 2024
Mohan Ananda

/s/ Madan Menon	Director	July 15, 2024
Madan Menon

/s/ Evelyn D’An	Director	July 15, 2024
Evelyn D’An

/s/ Swatick Majumdar	Director	July 15, 2024
Swatick Majumdar

/s/ John Clarke	Director	July 15, 2024
John Clarke

/s/ Mark Bailey	Director	July 15, 2024
Mark Bailey

Director
Greg Moran