Form 10-Q
period 2024-06-30
Zoomcar Holdings, Inc.
filed 2024-08-14
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-40964

ZOOMCAR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0431609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Anjaneya Techno Park, No.147, 1st Floor
Kodihalli, Bangalore, India 560008

+91 80488 21871

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

As of July 31, 2024, 75,697,961 shares of the registrant’s common stock were outstanding.

ZOOMCAR HOLDINGS, INC.

Quarterly Report on Form 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning our expected financial performance and our ability to operate our business and execute our anticipated business plans and strategy. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Accordingly, readers are cautioned that significant known and unknown risks, uncertainties and other important factors may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to continue as a going concern and to meet our financial obligations as they become due;

●	our ability to obtain additional capital, in particular while we are in default under various of our obligations, including certain of our indebtedness, which will be necessary to continue our business and operations;

●	our limited operating history under our current business model and history of net losses;

●	our ability to sell our platform offerings to new guests and hosts;

●	our ability to retain and expand use of our platform by our existing guests and hosts;

●	our ability to effectively manage our growth;

●	our ability to successfully obtain timely returns on our investments in initiatives relating to sales and marketing, research and development, and other areas;

●	our ability to maintain our competitive advantages;

●	our ability to maintain and expand our partner ecosystem;

●	our ability to maintain the security of our platform and the security and privacy of customer data;

●	our ability to successfully expand in our existing markets and into new markets;

●	the attraction and retention of qualified employees and key personnel;

●	our ability to successfully defend litigation that has been and may in the future be brought against us;

●	the impact of pandemics, inflation, war, other hostilities, and other disruptive events on our business or that of our customers, partners, and supply chain or on the global economy;

●	our ability to successfully remediate and prevent material weaknesses in internal controls over financial reporting;

●	our ability to comply with the continued listing requirements of Nasdaq (including the requirement to maintain a minimum market value of publicly held shares of $15,000,000, a minimum bid price of $1 per share, a minimum market value of listed securities of $50,000,000 for which we have received a deficiency notice) and maintain our listing on Nasdaq; and

●	other risks and uncertainties described under the section titled “Risk Factors” herein and in our Annual Report on Form 10-K/A which was filed with the Securities and Exchange Commission on July 15, 2024 (“Form 10-K/A”).

You should thoroughly read this report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this report relate only to events or information as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

FREQUENTLY USED TERMS

Unless otherwise stated in this quarterly report or the context otherwise requires, references to:

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

“Bylaws” means the Amended and Restated Bylaws of the Company as in effect on the date of its prospectus.

“Charter” means the Amended and Restated Certificate of Incorporation of the Company as in effect on the date of its prospectus.

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

“Merger” means the merger of Merger Sub with and into Zoomcar, with Zoomcar continuing as the surviving corporation and as a wholly owned subsidiary of the Company, in accordance with the terms of the Merger Agreement.

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

“Selling Holders” means the selling security holders identified in the Company’s prospectus and their permitted transferees.

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

v

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

(in USD, except number of shares) As at	June 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents (Refer Note 31- VIE)	$1,583,483	$1,496,144
Accounts receivable, net of allowance for doubtful accounts (Refer Note 31- VIE)	164,463	194,197
Balances with government authorities	503,982	427,702
Short term investments	17,288	298,495
Prepaid expenses (Refer Note 31- VIE)	980,290	1,445,336
Other current assets (Refer Note 31- VIE)	379,513	523,746
Other current assets with related parties	-	44,168
Assets held for sale	626,715	629,908
Total current assets	4,255,734	5,059,696
Property and equipment, net	1,367,067	1,558,980
Operating lease right-of-use assets	1,186,516	1,290,608
Intangible assets, net	9,615	18,393
Long term investments (Refer Note 31- VIE)	75,107	91,947
Balances with government authorities, (Refer Note 31- VIE)	3,914	18,126
Prepaid expenses (Refer Note 31- VIE)	309,116	326,109
Other non-current assets	817,491	808,739
Total assets	$8,024,560	$9,172,598
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (Refer Note 31- VIE)	$15,504,555	$14,279,152
Accounts payable towards related parties	152,435	152,435
Current portion of long-term debt	4,092,087	5,049,483
Current portion of operating lease liabilities	310,630	365,542
Current portion of finance lease liabilities	5,866,368	5,738,239
Contract Liabilities (Refer Note 31- VIE)	557,060	716,091
Current portion of pension and other employee obligations (Refer Note 31- VIE)	173,942	183,655
Redeemable Promissory note	189,180	-
Unsecured Convertible Note	6,382,667	-
Unsecured promissory note to related parties	2,027,840	2,027,840
Other current liabilities (Refer Note 31- VIE)	2,847,378	2,783,618
Total current liabilities	38,104,142	31,296,055
Operating lease liabilities, less current portion	961,766	1,009,681
Pension and other employee obligations, less current portion (Refer Note 31- VIE)	428,476	491,449
Unsecured Convertible Note	-	10,067,601
Total liabilities	39,494,384	42,864,786
Commitments and contingencies (Note 33)
Stockholders’ deficit:
Common stock, $0.0001 par value per share, 250,000,000 shares authorized as of June 30, 2024 and March 31, 2024; 75,697,961 shares and 63,185,881 shares issued and outstanding as of June 30, 2024 and March 31, 2024 respectively	7,570	6,319
Additional paid-in capital	276,846,529	272,057,002
Accumulated deficit	(310,083,080)	(307,551,501)
Accumulated other comprehensive income	1,759,157	1,795,992
Total stockholders’ deficit	(31,469,824)	(33,692,188)
Total liabilities and stockholders’ deficit	$8,024,560	$9,172,598

The accompanying notes are an integral part of this Condensed Consolidated Balance Sheet.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In USD, except number of shares) Three months ended	June 30, 2024	June 30, 2023
	(unaudited)
Revenue:
Revenues from services	$2,206,402	$2,614,618
Other revenues	34,583	-
Total revenue	2,240,985	2,614,618
Cost and Expenses
Cost of revenue	1,512,289	3,610,982
Technology and development	901,781	1,326,879
Sales and marketing	802,571	2,705,962
General and administrative	2,398,912	2,473,779
Total costs and expenses	5,615,553	10,117,602
Loss from operations before income tax	(3,374,568)	(7,502,984)
Finance costs	551,003	21,520,558
Finance costs to related parties	-	12,861
Other income, net	(1,393,992)	(251,219)
Other income from related parties	-	(4,050)
Loss before income taxes	(2,531,579)	(28,781,134)
Provision for income taxes	-	-

Net loss attributable to common stockholders	$(2,531,579)	$(28,781,134)

Net loss per share
Basic	$(0.04)	(59.61)
Diluted	$(0.04)	(59.61)
Weighted average shares used in computing loss per share:
Basic	68,512,629	482,814
Diluted

The accompanying notes are an integral part of these Condensed Consolidated Statements of Operations.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

(In USD, except number of shares) Three months ended	June 30, 2024	June 30, 2023
	(unaudited)

Net loss	$(2,531,579)	$(28,781,134)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	28,355	(44,777)
(Loss)/Gain for defined benefit plan	(63,511)	(74,078)

Reclassification adjustments:
Amortization of gains on defined benefit plan	(1,679)	(5,322)

Other comprehensive income/(loss) attributable to common stockholders	(36,835)	(124,177)
Comprehensive loss	$(2,568,414)	$(28,905,311)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Comprehensive Income/(Loss)

ZOOMCAR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Redeemable Non- controlling Interest	Mezzanine equity Preferred stock		Zoomcar Holdings, Inc.
						Additional		Accumulated other	Total
						paid- in	Accumulated	comprehensive	equity
(In USD, except number of shares)	Amounts	Shares	Amounts	Shares	Amounts	capital	Deficit	income/(loss)	(deficit)

Balance as at April 01, 2023	25,114,751	99,309,415	168,974,437	16,987,064	1,699	22,140,866	(270,002,280)	1,827,999	(246,031,716)
Retroactive application of Reverse Recapitalization (Note 3) *	-	(77,466,242)	-	(16,504,250)	(1,651)	1,651	-	-	-
Balance as at April 01, 2023	25,114,751	21,843,173	168,974,437	482,814	48	22,142,517	(270,002,280)	1,827,999	(246,031,716)
Stock based compensation	-	-	-	-	-	444,212	-	-	444,212
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	(79,400)	(79,400)
Net loss	-	-	-	-	-	-	(28,781,134)	-	(28,781,134)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)		-	-	-	-	-	-	(44,777)	(44,777)
Balance as at June 30, 2023	25,114,751	21,843,173	168,974,437	482,814	48	22,586,729	(298,783,414)	1,703,822	(274,492,815)

Balance as at April 01, 2024	-	-	-	63,185,881	6,319	272,057,002	(307,551,501)	1,795,992	(33,692,188)
Stock based compensation	-	-	-	-	-	-	-	-	-
Issue of common stock against Atalaya note	-	-	-	12,512,080	1,251	2,323,445	-		2,324,696
Issue of common stock warrants along with redeemable promissory notes	-	-	-	-	-	2,047,925	-	-	2,047,925
Issue of common stock warrants to placement agents				-	-	418,157	-		418,157
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	(65,190)	(65,190)
Net loss	-	-	-	-	-	-	(2,531,579)	-	(2,531,579)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	-		28,355	28,355
Balance as at June 30, 2024	-	-	-	75,697,961	7,570	276,846,529	(310,083,080)	1,759,157	(31,469,824)

*	Both the number of stock outstanding and their par value have been retroactively recast for all prior periods presented to reflect the par value of the outstanding stock of Zoomcar Holdings, Inc. as a result of the successful Reverse Recapitalization.

The accompanying notes are an integral part of these Condensed Consolidated Statements of Stockholders’ Deficit

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended	June 30, 2024	June 30, 2023
	(unaudited)
A. Cash flows from operating activities
Net loss	$(2,531,579)	$(28,781,134)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	113,327	255,481
Stock-based compensation	-	444,212
Change in fair value of preferred stock warrant	-	(245,143)
Change in fair value of convertible promissory note	-	420,022
Change in fair value of Senior Subordinated Convertible Promissory Notes	-	10,519,247
Change in fair value of derivative financial instrument	-	9,222,809
Note issue expenses	-	1,038,622
Interest on redeemable promissory note	146,762	-
Interest on finance leases	136,044	-
Other borrowing cost	6,372	-
Change in fair value of Unsecured Convertible Note	(1,360,238)	-
(Gain)/ loss on sale and disposal of assets, net	(2,431)	66,540
(Gain)/ loss on sale and disposal of assets held for sale, net	(2,324)	5,018
Assets written off	222,741	-
Amortization of operating lease right-of-use assets	1,474	8,428
Unrealized foreign currency exchange loss, net	424	1,109
	(3,269,428)	(7,044,789)
Changes in operating assets and liabilities :
Decrease in Accounts receivable	28,791	24,720
(Increase) in balances with government authorities	(79,610)	(38,750)
Decrease in Prepaid expenses	473,333	579,245
Decrease in Other current assets	47,413	32,423
Increase/(Decrease) in Accounts payables	1,245,105	(1,878)
Increase/(Decrease) in Other current liabilities	70,938	(186,569)
(Decrease)/Increase in Pension and other employee obligations	(135,530)	118,706
(Decrease)/Increase in Contract liabilities	(157,424)	80,726
Net cash used in operating activities (A)	(1,776,412)	(6,436,166)

B. Cash flows from investing activities
Payment towards deposits accounts with maturity more than 12 months
Purchase of property, plant and equipment, including intangible assets and capital advances	-	(113,013)
Payment towards investments in fixed deposits	-	(123,663)
Proceeds from sale of property, plant and equipment	14,853	-
Proceeds from sale of asset held for sale	4,577	58,982
Proceeds from maturity of investments in fixed deposits	297,610	31,288
Net cash generated/(used) in investing activities (B)	317,040	(146,406)

C. Cash flows from financing activities
Proceeds from issue of Senior Subordinated Convertible Promissory Notes	-	8,655,330
Payment of notes issuance cost	-	(1,038,622)
Proceeds from issue of redeemable promissory notes	3,000,000	-
Payment of redeemable promissory note issue expenses	(491,500)
Repayment of debt	(947,173)	(362,164)
Principal payment of finance lease obligation	-	(243,758)
Net cash generated from financing activities (C)	1,561,327	7,010,786

Net increase in cash and cash equivalents (A+B+C)	101,955	428,214
Effect of foreign exchange on cash and cash equivalents.	(14,616)	(40,791)
Cash and cash equivalents
Beginning of period	1,496,144	3,686,741
End of period	$1,583,483	$4,074,164

Reconciliation of cash and cash equivalents to the Condensed Consolidated Balance Sheet
Cash and cash equivalents	1,583,483	4,074,164
Total cash and cash equivalents	$1,583,483	$4,074,164

Supplemental disclosures of cash flow information
Cash refund/(paid) for income taxes	120	(31,997)
Interest paid on debt	(8,471)	(112,629)

Supplemental disclosures of non-cash investing and financing activities:
Issue of common stock upon conversion of Unsecured Convertible Note	2,324,696	-
Issue of Warrants to redeemable promissory note holders	2,047,925
Issue of Warrants to placement agents	418,157	-

The accompanying notes are an integral part of these Condensed Consolidated Statement of Cash Flows

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

1.	Organization, Business operation and Going concern.

Zoomcar Holdings, Inc. (formerly “Innovative International Acquisition Corp”) a Delaware corporation provides mobility solutions to consumers and businesses. The accompanying Condensed Consolidated Financial Statements include the accounts and transactions of Zoomcar Holdings, Inc. and its subsidiaries (collectively, the “Company” or “the combined entity” or “Zoomcar”). The Company operates its facilitation services under the Zoomcar brand with its operations in India.

On December 28, 2023 (the “Closing Date”), pursuant to a Merger Agreement dated October 13, 2022 by and among Innovative International Acquisition Corp (“IOAC” or “SPAC”), Innovative International Merger Sub, Inc. and Zoomcar, Inc., the parties consummated the merger of Innovative International Merger Sub, Inc. with and into Zoomcar, Inc., with Zoomcar, Inc., continuing as the surviving corporation (the “Merger”), as well as the other transactions contemplated by the Merger Agreement (the Merger and such other transactions, the “Reverse Recapitalization”). In connection with the closing (the “Closing”) of the Reverse Recapitalization, Zoomcar, Inc. became a wholly owned subsidiary of IOAC and IOAC changed its name to Zoomcar Holdings, Inc., and all of Zoomcar, Inc. common stock, convertible preferred stock and convertible notes automatically converted into shares of the Company’s common stock having a par value of $0.0001 per share. The Company’s Common Stock and Warrants commenced trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “ZCAR” and “ZCARW,” respectively, on December 28, 2023. Refer to Note 3 to these Condensed Consolidated Financial Statements for more information on the Reverse Recapitalization.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

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

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The Condensed Consolidated Financial Statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company incurred a net loss of $2,531,579 during the three months ended June 30, 2024, and cash used in operations was $1,776,412. The Company’s accumulated deficit amounts to $310,083,080 as of June 30, 2024 (March 31, 2024: $307,551,501). The Company has negative working capital of $33,848,408. In addition, the Company’s cash position is critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the Condensed Consolidated Financial Statements are issued. Management’s plans with respect to these adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

a.	In June 2024, Company entered into a letter agreement with Aegis Capital Corp. (“Aegis”) pursuant to which Aegis will act as a placement agent to the Company in connection with a proposed private placement of up to $30 million of securities of the Company which consists of Company’s Series A Preferred Stock and Series A warrants. However, this Agreement does not ensure the successful placement of any securities of the Company or the success of Aegis with respect to securing any financing on behalf of the Company. The Company has not raised any funds pursuant to this agreement.

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to increase its revenues and eventually achieve profitable operations. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

2.	Summary of Significant Accounting Policies

(a)	Basis of presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by US GAAP have been condensed or omitted. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The results of operations for the three months ended June 30, 2024, are not necessarily indicative of the results for the fiscal year ending March 31, 2025, or any future interim period.

These Condensed Consolidated Financial Statements follow the same significant accounting policies as those included in the audited Consolidated Financial Statements of the Company for the year ended March 31, 2024. In the opinion of management, these Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Condensed Consolidated Financial position, results of operations, and cash flows for these interim periods.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and variable interest entities in which the Company is the primary beneficiary, including an entity in India and in other geographical locations. All intercompany accounts and transactions have been eliminated in the Condensed Consolidated Financial Statements herein.

(b)	Principles of consolidation

The Condensed Consolidated Financial Statements include the accounts of Zoomcar Holdings, Inc. and of its wholly owned subsidiaries and Variable Interest Entities (“VIE”) in which the Company is the primary beneficiary, including an entity in India and in other geographical locations (collectively, the “Company”).

The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest is considered a VIE. The Company consolidates a VIE when it is the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria:

i.	has the power to direct the activities that most significantly affect the economic performance of the VIE; and

ii.	has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

As at June 30, 2024, following are the list of subsidiaries and step-down subsidiaries:

Name of Entity	Place of Incorporation	Investor Entity	Method of consolidation
Zoomcar, Inc.	USA	Zoomcar Holdings, Inc.	Voting Interest
Zoomcar India Private Limited	India	Zoomcar, Inc.	Voting Interest
Zoomcar Netherlands Holding B. V	Netherlands	Zoomcar, Inc.	Voting Interest
Fleet Holding Pte ltd	Singapore	Zoomcar, Inc.	Voting Interest
PT Zoomcar Indonesia Mobility Service	Indonesia	Fleet Holding Pte ltd	Voting Interest
Fleet Mobility Philippines Corporation	Philippines	Zoomcar, Inc.	Voting Interest
Zoomcar Egypt Car Rental LLC	Egypt	Zoomcar Netherlands Holding	VIE
Zoomcar Vietnam Mobility LLC	Vietnam	Fleet Holding Pte ltd	VIE

In determining whether the VIE model was applicable to the subsidiaries the criteria prescribed under ASC 810 were examined as below:

-	The subsidiaries were incorporated as legal entities under the laws and regulations of the country in which they are incorporated.

-	The scope exemptions under ASC 810 were not applicable to the entities.

-	Zoomcar Holdings, Inc holds variable interest in all the subsidiaries by way of contribution towards equity and in the form of debt.

-	The entities are variable interest entities for Zoomcar Holdings, Inc since the legal entities do not have sufficient equity investment at risk and equity investors at risk.

For the purpose of equity interests, the interests held by employees are also considered under ASC 810 since employees are considered as de-facto agents. Thus, Zoomcar Egypt Car Rental LLC, Fleet Mobility Philippines Corporation, and Zoomcar Vietnam Mobility LLC are considered as wholly owned subsidiaries of Zoomcar, Inc and step-down subsidiaries of Zoomcar Holdings, Inc

Through the direct and indirect interest that Zoomcar Holdings, Inc. holds in the subsidiaries, Zoomcar Holdings, Inc. has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Accordingly, Zoomcar Holdings, Inc. is the primary beneficiary to Zoomcar Egypt Car Rental LLC and Zoomcar Vietnam Mobility LLC under the VIE model. Zoomcar, Inc., Zoomcar India Private Limited, Zoomcar Netherlands Holding B.V, Fleet Holding Pte Ltd and PT Zoomcar Indonesia Mobility Service are consolidated as per the voting interest model.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

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

The assets/liabilities consolidated for the VIE are not material.

(c)	Use of estimates and assumptions

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

e.	Leases – assumption to determine the incremental borrowing rate.

f.	Valuation allowance on deferred tax assets

g.	Estimation of utilization of balances with government authorities

(d)	Revenue recognition

During the three months ended June 30, 2024 and June 30, 2023, the Company derives its revenue principally from the following:

Facilitation revenue (“Host services”)

The Company launched its platform “Zoomcar Host Services” during the year ended March 2022. Zoomcar Host Services is a marketplace feature of the platform that helps owners of vehicles (“Hosts/ Customer/Lessors”) connect with users (“Renters/Lessee”) in temporary need of a vehicle on leasehold basis for their personal use.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

Facilitation Services revenue consists of facilitation fees charged to Hosts, net of incentives and refunds and trip protection charged to the Renters. The Company charges facilitation fees to its customers as a percentage of the value of the total booking, excluding taxes. The Company collects both the booking value on behalf of the Host and the trip protection charges from the renter. On a daily basis the Company, or its third-party payment processors, disburse the booking value to the host, less the fees due from the host to the Company. The amounts charged for trip fees for the Marketplace service vary based on factors such as the vehicle type, the day of the week, time of the trip, and the duration of the trip. Hence, the Company’s primary performance obligation in the transaction towards the Host is to facilitate the successful completion of the rental transaction and towards the renter is to offer trip protection.

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

The Company offers vehicle listing incentive programs to hosts. The incentives are recorded in accordance with ASC 606- 10-32-25 and ASC 606-10-32-27 as a reduction to revenue and in cases where the amount of incentive paid to the Host are above the facilitation fees earned from that Host on cumulative basis the excess of the revenue amount is recorded as a marketing expense in the Consolidated Statement of Operations. These incentives are offered as part of overall marketing strategy of the company and incentivize the hosts to refer the platform. No incentives were paid during the three months ended June 30, 2024.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

Loyalty program

The Company offers loyalty program, Z-Points, wherein customers are eligible to earn loyalty points that are redeemable for payment towards facilitation fees. Under ASC 606, each transaction that generates loyalty points results in the deferral of revenue equivalent to the retail value at the date the points are earned. The associated revenue is recognized when the customer redeems the loyalty points at some time in future. The retail value of points is estimated based on the current retail value measured as of the date the loyalty points are earned, less an estimated amount representing loyalty points that are not expected to be redeemed (“breakage”). Breakage is reviewed on an annual basis and includes significant assumptions such as historical breakage trends, internal Company forecasts and extended redemption period, if any. As at June 30, 2024 and March 31, 2024, the Company’s deferred revenue balance amounted to $18,806 and $96,710 respectively.

Contract liabilities

Contract liabilities primarily consists of obligations to customers for advance received against bookings, revenue-share payable to customers for vehicles listed by them on Company’s portal for short-term rentals and related to Company’s points-based loyalty program.

(e)	Accounts receivable, net of allowance

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

(f)	Other receivables

Other receivables include amounts recoverable from host. The receivable from host is adjusted for an allowance on account of host which are not active on the platform for more than 90 days.

(g)	Balances with government authorities – Input Tax Credit

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

(h)	Assets held for sale

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

The Company has a policy of disposing vehicles once it has crossed 120,000 kilometers (approx. 75,000 miles) in order to ensure that customer experience is maintained at a premium level. In addition, the Company also disposes vehicles early if it has met with accident and is no longer fit for use in the business once the insurance claims are realized on these vehicles.

In case of certain vehicles which are not sold within one year from date of classification, the Company reassess the carrying value of the assets to adjust it for the realizable value.

(i)	Stock-based compensation

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

(j)	Debt

The debt instruments of the Company consist of debentures and term loans from financial institutions. The Company based on available proceeds makes periodic prepayments of scheduled instalments and the same has been accounted under ASC 470-50.

Redeemable Promissory Notes

During the period ended June 30, 2024, the Company has issued Redeemable Promissory Notes which are repayable at the principal value on maturity date and has been accounted for under ASC 470-10. The Company issued these Redeemable Promissory notes on discount and incurred expenses on issue of the Redeemable Promissory Notes. As per ASC 835, the discount and the expenses incurred on issue of the Redeemable Promissory Notes have been amortized over the period of the Redeemable Promissory note on a straight-line basis. The Redeemable Promissory Notes liabilities have been presented net off the discount and issue expenses.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

Debt Issuance costs

Debt issuance costs consist primarily of arrangement fees paid to Placement agent, professional fees and legal fees. These costs are netted off with the related debt and are being amortized to interest expense over the term of the related.

The debt has been classified into current or non-current based on the payment terms of the debt instruments. Non-current obligations are those scheduled to mature beyond twelve months from the date of the Company’s Condensed Consolidated Balance Sheet.

(k)	Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the Condensed Consolidated Balance Sheets. In accordance with ASC 815- 40, Derivatives and Hedging- Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the Condensed Consolidated Balance Sheet at fair value with any changes in its fair value recognized currently in the Condensed Consolidated Statement of Operations.

(a) Warrants issued along with Redeemable Promissory Note:

During the three months ended June 30, 2024, the Company issued warrants along with Redeemable Promissory Note and as consideration to placement agents for the issuance of the Redeemable Promissory Note.

These warrants were classified equity in accordance with ASC 815-40 since all the conditions required for equity classification are met. Upon issuance of the warrant, the Company had allocated a portion of the proceeds from the issuance of its Redeemable Promissory Note to the warrant based on the relative fair values of warrants and Redeemable Promissory Note in accordance with ASC 820.

(b) Warrants issued along with SSCPN and to placement agent (‘Derivative financial instrument’):

During the year ended March 31, 2024, the Company issued warrants along with Senior Subordinated Convertible Promissory Note (“SSCPN)” and as consideration to placement agents for the issuance of SSCPN.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

These warrants were derivative in accordance with ASC 815-10-15-83 since they contained an underlying, had cash less payment provisions, that could have been net settled in shares and had a very minimal initial net investment. Accordingly, the derivatives were measured at fair value and subsequently revalued at each reporting date until the close of Reverse Recapitalization consummated during year ended March 31, 2024.

(c) Warrants issued to preferred stockholders:

The Company also had preferred stocks and common stocks warrants issued during the year ended March 31, 2022, and were classified as liabilities and equity respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2024 and June 30, 2024.

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

Warrants to be converted into common stock:

The Company’s warrants to purchase common stock were classified as equity. Upon issuance of the warrant, the Company had allocated a portion of the proceeds from the issuance of its preferred stock to the warrant based on the relative fair values of warrants and preferred stock.

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

The Company continued to adjust the liability classified warrant for changes in the fair value until the Reverse Recapitalization transaction at which time the warrants were reclassified to additional paid-in-capital.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

(l)	Financial liabilities measured at fair value

Convertible Promissory notes (“Notes”), Senior Subordinated Convertible Promissory Note (“SSCPN”) and Unsecured Convertible Note (“Atalaya Note”)

During the year ended March 31, 2024 the Company issued Notes and SSCPN. The Company evaluated the balance sheet classification for these instruments into debt or equity, and accounting for conversion feature. As per ASC 480-10-25-14, the Notes and SSCPN were classified as liabilities because the Company intended to settle them by issuing variable number of shares with a fixed and known monetary value at the time of inception. However, the Company had elected fair value option for these Notes and SSCPN, as discussed below and thus did not bifurcate the embedded conversion feature.

Fair Value Option (“FVO”) Election

The Company accounted for Notes and SSCPN under the fair value option election of ASC 825, Financial Instruments (“ASC-825”) as discussed below.

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

The estimated fair value adjustment, as required by ASC 825-10-45-5, was recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized under Finance costs shown as “Change in fair value of Notes” and “Change in fair value of SSCPN” in the accompanying Condensed Consolidated Statement of Operations. With respect to the above Notes and SSCPN, as provided for by ASC 825-10-50- 30(b), the estimated fair value adjustments were presented as a separate line item in the accompanying Condensed Consolidated Statement of Operations, since the change in fair value of the Notes and SSCPN payable were not attributable to instrument specific credit risk.

During the year ended March 31, 2024, as a result of consummation of the Business Combination by way of Reverse Recapitalization, the Notes and SSCPN outstanding were converted into 5,975,686 shares of the Company’s Common Stock.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

The SSCPN and Notes were adjusted for their carrying value through Condensed Consolidated Statement of Operations as on date of Reverse Recapitalization and credited at carrying value to the capital accounts upon conversion to reflect the stock issued.

During the year ended March 31, 2024, the Company issued an unsecured convertible note (“Atalaya Note) which had features similar to that of SSCPN and were accounted accordingly as enumerated above.

(m)	Net profit/(loss) per share attributable to common stockholders

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

The Company’s basic profit/(loss) per share is computed using the weighted-average number of ordinary shares outstanding during the period. The diluted profit/(loss) per share is computed by considering the impact of potential issuance of common stock on the weighted average number of shares outstanding during the period, except where the results would be anti- dilutive.

(n)	Provisions and accrued expenses.

A provision is recognized in the Condensed Consolidated Balance Sheet when the Company has a present legal or constructive obligation as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation. If the effect is material, provisions are recognized at present value by discounting the expected future cash flows at a pre-tax rate that reflects current market assessments of the time value of money.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

(o)	Fair value measurements and financial instruments

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

During the three months ended June 30, 2024, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, debt, unsecured convertible note, redeemable promissory note and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable, redeemable promissory note and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

(p)	Segment information

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

(q)	Recent Accounting Pronouncements

Accounting Pronouncement Adopted

In July 2023, the FASB issued ASU 2023-03 - Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation— Stock Compensation (Topic 718). The ASU amends or supersedes various SEC paragraphs within the Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU is effective immediately upon issuance and did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Accounting Pronouncement Pending Adoption

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This update does not have any impact on the Company’s Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our Condensed Consolidated Financial Statement disclosures.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2024, the FASB issued ASU 2024-02 Codification Improvements – Amendments to Remove References to the Concept Statements to provide amendments to the Codification that remove references to various FASB Concepts Statements. ASU 2024-02 is effective for our annual periods beginning December 15, 2024, with early adoption permitted. This update does not have any impact on the Company’s Condensed Consolidated Financial Statements.

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its Condensed Consolidated Financial Statements or disclosures.

3	Reverse Recapitalization

As discussed in Note 1, “Organization and Business Operation”, on the Closing Date, Zoomcar, Inc. completed the acquisition of IOAC and Zoomcar, Inc. received cash of $5,770,630 and assumed liabilities amounting to $21,499,578 (including $17,100,000 settled by issuance of common stock of the Company) which were recorded in the Condensed Consolidated Balance Sheet for the year ended March 31, 2024. Further, unsecured promissory notes of $3,259,208 were assumed. As of March 31, 2024, the Company recorded $10,947,805 of transaction costs, which consisted of legal, accounting, and other professional services related to the Reverse Recapitalization, of which $4,804,482 was related to common stock issued during the Reverse Recapitalization and was recorded as a reduction to additional paid-in capital. The cash outflows related to these costs were presented as financing activities in the Company’s Condensed Consolidated Statements of Cash Flows. In addition, upon closing of the Reverse Recapitalization, certain employees received a one-time transaction bonus for an aggregate amount of $392,725, which was to be paid in cash. This bonus is included in compensation and benefits in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended March 31, 2024.

On the Closing Date, each then-outstanding IOAC ordinary share was cancelled and converted into one share of common stock of the registrant, par value $0.0001 per share (“Common Stock”), and each then-outstanding IOAC warrant was assumed and converted automatically into a warrant of the Company, exercisable for shares of Common Stock. Additionally, outstanding units of the IOAC were separated into their component parts, and outstanding IOAC Class B shares were converted into Class A shares on a 1-for-1 basis. As of the Closing Date, upon consummation of the Reverse Recapitalization, the only outstanding shares of capital stock of the IOAC are shares of Common Stock. See Note 21, “Common Stock ” and Note 17, “Warrants”, for additional details of the Company’s stockholders’ equity prior to and subsequent to the Reverse Recapitalization.

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

As additional consideration for the acquisition of Zoomcar, Inc. securities, at the Closing, IOAC issued and deposited into an escrow account established for this purpose (the “Earnout Escrow Account”) 20,000,000 shares of Common Stock (the “Earnout Shares”) to be held in the Earnout Escrow Account in accordance with the terms of an earnout escrow agreement. The Original Earnout Terms were modified pursuant to the terms and provisions set forth in the Post-Closing Amendment, effective immediately upon the adoption of the Post-Closing Amendment on December 29, 2023 resulting in the Earnout Shares becoming distributable to stockholders in accordance with the terms of the Reverse Recapitalization Agreement.

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

The number of common stock outstanding following the consummation of the Reverse Recapitalization are as follows:

Particulars	March 31, 2024
Conversion of Zoomcar, Inc. Common Stock and Preferred Stock outstanding prior to Reverse Recapitalization	27,327,481
Common stock – issuance to IOAC shareholders	9,192,377
Shares issued to Mohan Ananda	2,738,172
Other vendors	3,617,333
Total	42,875,363

The number of Zoomcar, Inc. shares was determined as follows:

Particulars	Zoomcar, Inc. Shares	Common shares issued to shareholders of Zoomcar, Inc.
Common shares	16,987,064	482,681
Preferred stock	99,309,415	21,842,458
Redeemable NCI - Shares of Zoomcar India Private Limited	10,848,308	754,169
Issue of common shares on conversion of SSCPN	-	4,248,173
Total		27,327,481

4	Cash and cash equivalents

The components of cash and cash equivalents were as follows:

(In USD) As at	June 30, 2024	March 31, 2024
Balances in bank accounts	$1,582,221	$1,495,097
Cash	1,262	1,047
Cash and cash equivalents	1,583,483	1,496,144

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	Accounts receivable, net of allowance for doubtful accounts

The components of accounts receivable were as follows:

(In USD) As at	June 30, 2024	March 31, 2024
Accounts receivable	$178,203	$207,971
Allowance for credit losses	(13,740)	(13,774)
Net accounts receivable	164,463	194,197

The Company records an allowance for credit losses for amounts owed for completed transactions that may never settle or be collected. As at June 30, 2024 and March 31, 2024, allowance amounting to $NIL and $13,774 was created for expected credit losses respectively.

6	Balances with government authorities

The components of balances with government authorities were as follows:

(In USD) As at	June 30, 2024	March 31, 2024
Current
Goods and service tax receivable	$4,343,872	$4,277,019
Less: Impairment*	(3,839,890)	(3,849,317)
	503,982	427,702

Non current
Other tax receivables	$3,914	$18,126
	3,914	18,126

During the year ended March 31, 2024, the Company recorded an allowance for impairment of tax credits for an amount of $3,849,317 for estimated losses resulting from substantial doubt about the utilization of the tax credits. This allowance for impairment of tax credits was determined by estimating future uses of tax credits against output Goods and Service Tax (“GST”). No impairment allowance has been created for the period ended June 30, 2024. As of June 30, 2024 the impairment amounts to $3,839,890 ( March 31, 2024 : $3,849,317).

7	Short term investments

The components of short term investments were as follows:

(In USD) As at	June 30, 2024	March 31, 2024
Certificate of deposits*	$17,288	$298,495
Short term investments	17,288	298,495

*	In April 2024, Lease Plan India Private Limited invoked the bank guarantee provided as collateral during the restructuring process, resulting in the adjustment of a fixed deposit amounting to $127,609. As on June 30, 2024 and March 31, 2024, this has been adjusted against the outstanding liability of Lease Plan India Private Limited (Refer note 11).

During the period ended June 30, 2024, the Company has adjusted the certificate of deposits with Mahindra & Mahindra Financial Services Limited against the debt. (Refer note 14).

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8(a)	Other current assets

The components of other current assets were as follows:

(In USD) As at	June 30, 2024	March 31, 2024
Security deposits	$47,821	$98,813
Franchise tax refund receivable	84,490	84,490
Advance to employees	6,492	15,159
Receivables from car sale	90,023	90,244
Advance income taxes, net	9,182	9,094
Advance to suppliers	40,998	9,370
Other receivables	100,507	216,576
Other current assets	379,513	523,746

8(b)	Other current assets with related parties

The components of other current assets with related parties were as follows:

(In USD) As at	June 30, 2024	March 31, 2024
Advance to director	$-	$44,168
Other current assets with related parties	-	44,168

9	Assets held for sale

The components of assets held for sale were as follows:

(In USD) As at	June 30, 2024	March 31, 2024
Vehicles	$626,715	$629,908
Total assets held for sale	626,715	629,908

Vehicles represent the vehicles held for sale in the Indian subsidiary, Zoomcar India Private Limited. The gain or loss on sale of these assets is included in Loss/ (gain) on sale of assets held for sale under Other (income)/expense of Condensed Consolidated Statement of Operations. During the three months ended June 30, 2024, total profit of $2,923 was recorded against loss/ (gain) on sale of vehicles held for sale (total loss of $39,856 for the three months ended June 30, 2023). During the three months ended June 30, 2024 and 2023, the Company has not recorded any impairment amount.

The Company is actively taking steps to liquidate these “Assets held for sale”, pending the capacity to foreclose loans and issue NOCs to buyers. The Company anticipates full asset sale completion by the third quarter of the calendar year 2024.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	Property and equipment, net

The components of property and equipment were as follows:

(In USD) As at	Estimated useful life	June 30, 2024	March 31, 2024
Devices	3 - 5 years	$3,182,788	$3,274,998
Computer equipments	2 - 7 years	563,653	603,864
Office equipments	3 - 10 years	236,044	245,545
Furniture and fixtures	10 years	1,759	7,398
Total, at cost		3,984,244	4,131,805
Less: Accumulated depreciation		(2,617,177)	(2,572,825)
		1,367,067	1,558,980

Right-of-use assets under finance leases:

Vehicles, at cost	$4,107,323	$4,117,406
Accumulated depreciation	(4,107,323)	(4,117,406)
	-	-
Total property and equipment, net	1,367,067	1,558,980

Depreciation expense for the three months ended June 30, 2024 and June 30, 2023 was $112,348 and $255,481 respectively. Depreciation expense has been shown under cost of revenue amounting to $74,873 and $208,935 for the three months ended June 30, 2024 and June 30, 2023 respectively and under General and administrative expenses amounting to $37,475 and $46,546 for the three months ended June 30, 2024 and June 30, 2023 respectively. Vehicles are pledged against debt from financial institutions. There is no change in useful life of the assets during the year.

As of June 30, 2024 and June 30, 2023 , the Company believes no impairment exists because the long-lived asset’s future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods.

11	Leases

The Company’s lease primarily includes vehicles and corporate offices which has been classified as finance leases and operating leases, respectively . The lease term of operating and finance leases varies between 3 to 7 years. The lease agreements do not contain any covenants to impose any restrictions except for market- standard practice for similar lease arrangements. In assessment of the lease term, the Company considers the extension option as part of its lease term for those lease arrangements where the Company is reasonably certain of availing the extension option.

The components of lease expense were as follows:

(In USD) Period ended	June 30, 2024	March 31, 2024
Finance lease cost:
Amortization of right-of-use assets	$-	$-
Interest on lease liabilities	136,043	625,523
Operating lease cost	108,245	516,219
Short term lease cost	79,372	423,693
Total lease cost	323,660	1,565,435

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows:

(In USD) Period ended	June 30, 2024	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$(103,266)	$(441,843)
Financing cash outflows for finance leases	-	(526,959)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

(In USD) Period ended	June 30, 2024	March 31, 2024
Operating Leases
Operating lease right-of-use assets	$1,186,516	$1,290,608

Current operating lease liabilities	$310,630	$365,542
Non current operating lease liabilities	961,766	1,009,681
Total operating lease liabilities	1,272,396	1,375,223

Finance Leases
Property and equipment, at cost	$5,909,049	$5,923,555
Accumulated depreciation	(4,107,323)	(4,117,406)
Accumulated impairment	(1,801,726)	(1,806,149)
Property and equipment, net	-	-

Current finance lease liabilities	$5,866,368	$5,738,239
Non current finance lease liabilities	-	-
Total finance lease liabilities	5,866,368	5,738,239

Weighted Average Remaining Lease Term
Operating leases	57 months	58 months
Finance leases	27 months	30 months
Weighted Average Discount Rate
Operating leases	13.00%	13.00%
Finance leases	9.00%	9.00%

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.

Maturities of lease liabilities are as follows:

	Three months ended		Year ended
	June 30, 2024		March 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2025	$246,582	$6,459,810	$392,443	$6,475,668
2026	344,738	-	345,584	-
2027	361,497	-	362,385	-
2028	379,095	-	380,025	-
2029	397,572	-	398,548	-
Total Lease Payments	1,729,484	6,459,810	1,878,985	6,475,668
Less : Imputed Interest	457,088	593,442	503,762	737,429
Total Lease Liabilities	$1,272,396	$5,866,368	$1,375,223	$5,738,239

An amount of $362,654and $363,545 which is receivable from Leaseplan India Private Limited has been netted off with lease liability balance as on June 30, 2024 and March 31, 2024 respectively.

As of June 30, 2024, the Company continues to default on equated monthly instalments (EMI) payments for November 2023 to June 2024 owed to Leaseplan India Private Limited (Lender). The total lease commitment balance as of June 30, 2024 is $5,686,946 (including $1,299,172 of defaulted lease rentals). In adherence to the agreement, the Company has accumulated penal interest at a simple interest rate of 1% per month on the overdue EMIs, amounting to $51,662 for the year ended June 30, 2024.

As per the terms of the agreement, an additional simple interest of 1.5% per month is levied on the overdue amount as it is still unpaid after 60 days from date of default. In accordance with the agreement, the lender is entitled to any of the below 6 remedies on account of non-payment of lease rentals by the Company:

a)	withdrawal of conditional waiver of USD 1.2 million (INR 10 crores) given during restructuring and shall become immediately due and payable with interest of 1.5% per month;

b)	entire outstanding debt becoming due and payable, inclusive of all accrued interests;

c)	enforcement of the consent award for the entire amount of default (along with applicable interest thereon);

d)	seek and cause compulsory re-possession of all vehicles from Zoomcar which were financed from the Lender;

e)	enforcement of the security created in pursuance of this Resolution Agreement for the amount of default (along with applicable interest thereon);

f)	invoke the personal guarantee issued by the promoter for satisfaction of the amount of default (along with applicable interest thereon).

In April 2024, Lease Plan India Private Limited has invoked the bank guarantee created against fixed deposit amounting to $127,296 which has been adjusted against their outstanding liability as on June 30, 2024 and March 31, 2024. Lease Plan India Private Limited has not yet withdrawn the conditional waiver of $1.2 million given during the restructuring.

The Company has defaulted on EMI from December 2023 to June 2024 owed to Orix Leasing and Financial Services India Limited. As per the restructuring agreement, in case of default on payment, interest charge of 15% p.a. on the outstanding amount shall be levied by Orix Leasing and Financial Services India Limited.

On June 4, 2024, the Company had sent a notice of termination to Economic Transport Organisation Private Limited (lessor) notifying their intention to terminate the deed for their property lease. Accordingly, the right-of-use of asset has been fully impaired as on June 30, 2024 since the Company does not have an intention to use the leased asset. However, in case of vacating the property earlier than the lock-in period, the Company is liable to pay the balance rent amount for the unexpired period of the lock-in period. The Company has an outstanding liability of $21,797, after adjustment of the related security deposit amounting to $47,875 towards the unexpired period of the lock-in period. (Refer note 19)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	Investments

The components of investments were as follows:

(In USD) As at	June 30, 2024	March 31, 2024
Long term investments
Investments in certificate of deposits*	$75,107	$91,947
	75,107	91,947

*	Investments includes certificate of deposits and interest accrued on the same.

13	Other non-current assets

The components of other non-current assets were as follows:

(In USD) As at	June 30, 2024	March 31, 2024
Security deposits*	$360,024	$350,149
Receivables from car sale **	457,467	458,590
Other non current assets	817,491	808,739

*	(i)	includes deposit amounting to $130,238 made as a pre deposit in court for Indian indirect tax appeal filed in FY 2021-22 and 2022-23 in the state of West Bengal and;

(ii)	$25,804 made as a deposit under protest for appeal filed for Income Tax litigation pertaining to FY 2015-16.

(iii)	During the year ended March 31, 2024, security deposit amounting to $35,994 has been adjusted against outstanding balance with Siddharth Assets (lessor) in relation to the Golden Enclave property lease.

(iv)	During the period ended June 30, 2024, security deposit amounting to $47,875 has been adjusted against outstanding balance with Economic Transport Organisation Private Limited (lessor) in relation to the Golden Enclave property lease.

**	includes receivable amount from Dbest Cars India Private Limited (“Dbest”), pending arbitration after an initial court judgment in favor of the Company. The Company has handed over the No Objection Certificates for the sold vehicles to Dbest as per the court orders. The timeframe for actual receipt of fund is dependent on the completion of realization process with arbitration panel.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	Debt

The components of long term and short term debt were as follows:

(In USD) As at	Effective interest rates	Maturities*	June 30, 2024	March 31, 2024
Current
Non-convertible debentures
- 7.7% Debentures	-	September 30, 2024	$334,727	$335,549
Term loans
- from non-banking financial companies (NBFCs)
- Mahindra & Mahindra Financial Services Limited		September 30, 2024	602,346	873,924
- Cholamandalam Investment and Finance	-	-	-	-
- TATA Motors Finance Limited	13.05%	May 31, 2027	2,254,635	2,187,128
- Kotak Mahindra Financial Services Limited	1.00%	February 28, 2025	348,732	348,599
- Nissan Renault Financial Services India Private Limited	-	-	-	-
- Jain and Sons Services Limited	-	December 31, 2024	47,875	47,992
- Mercury Car Rentals Private Limited	-	September 30, 2024	215,437	249,560
- Orix Leasing and Financial Services India LTD	13.41%	March 31, 2025	161,761	156,370
- Clix Finance India Private Limited	6.32%	July 2, 2025	126,574	124,931
Financing arrangement with-
- AON Premium Finance LLC	7.74%	September 28, 2024	-	725,430
			4,092,087	5,049,483

Total maturity for the year ending on March 31,	4,092,087
2025	-
2026	-
2027	-
2028	-
2029	-
Thereafter	$4,092,087

*	Maturities have been stated as per the respective agreements with the financiers. However, except for AON Premium Finance LLC due to non-payment of scheduled EMIs, the loans are immediately payable and are classified as current. These debts are not associated with any restrictive covenants.

(A)	Non-convertible debentures

(i)	7.7% Debenture

The Company has defaulted on the lumpsum payment that was due in January 2024 owed to Blacksoil Capital Private Limited for an amount of $334,727.

The Company has recorded an interest expense amounting to $NIL and $12,063 for the three months ended June 30, 2024 and June 30, 2023.

(B)	Term loans from NBFCs

Includes loans outstanding as at June 30, 2024 and March 31, 2024 of $ 3,757,362 and $3,976,093. The terms and conditions of the loans taken from NBFS’s have remained unchanged since the year ended March 31, 2023.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded an interest expense amounting to $76,166 and $100,565 for the three months ended June 30, 2024 and June 30, 2023. Further, the Company has also recorded a penal interest expense amounting to $14,327 and $NIL for the three months ended June 30, 2024 and June 30, 2023.

As of March 31, 2024, the Company continues to default on Equated Monthly Installment (“EMI”) for November 2023 to June 2024 owed to Kotak Mahindra Finance (Lender). The outstanding balance as of June 30, 2024 is $348,732 (including $198,521 for defaulted EMI). As per the restructuring agreement, in case of any default by the Company (Borrower), the Lender may issue Loan Recall notice thereafter the outstanding loan amount shall become payable immediately with penal interest of 1% per month.

The Company has defaulted on EMI for the months of January 2024 to June 2024 owed to Tata Motors Finance Limited for an amount of $269,117. As per the restructuring agreement, in case of default on payment by the Company, the outstanding loan balance becomes payable immediately with interest charge of 36% pa.

The Company has defaulted on EMI for the months of February to June 2024 owed to Clix Finance India Private Limited for an amount of $36,200. As per the restructuring agreement, in case of default on payment by the Company, the outstanding loan becomes payable immediately.

The outstanding amounts for the above loans are classified under current liabilities in the Condensed Consolidated Balance Sheet.

The Company has defaulted on EMI from December 2023 to June 2024 owed to Orix Leasing and Financial Services India Limited for an amount of $79,897. As per the restructuring agreement, in case of default on payment, interest charge of 15% p.a. on the outstanding amount shall be levied by Orix Leasing and Financial Services India Limited.

The Company has defaulted on EMI for the months of December 2023, March 2024 and June 2024 due to Jain and Sons Services Limited amounting to $28,725.

The Company has defaulted on the lumpsum payment due in the month of January 2024 owed to Mahindra & Mahindra Financial Services Limited for an amount of $873,924. Due to nonpayment of loan, Mahindra & Mahindra Financial Services Limited has adjusted the certificate of deposit amounted to $261,031 held as security under certificate of deposit with them. As of the date, the outstanding dues after adjusting certificate of deposit remains unpaid amounting to $602,346.

The Company has defaulted on the lumpsum payment due in the month of January 2024 owed Mercury Car Rentals Private Limited for an amount $239,962. The Company received a notice of “Invocation of Arbitration” from Mercury Car Rentals Private Limited during the year ended March 31, 2024 which stated that the case would be transferred to the arbitrator for dispute resolution on nonpayment of dues by the Company by May 15, 2024. The date for repayment is further extended by the financier till August 10, 2024. During the period ended June 30, 2024, the Company has made payment amounting to $23,973 and the balance dues remains unpaid.

In June 2024, the Company fully paid the liability due to AON Premium Finance LLC along with interest of $8,470. Due to delayed payment of installments due for April and May 2024, the Company incurred a penalty of $12,367.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14A	Redeemable Promissory Note

The following is a summary of the Company’s redeemable promissory note payable as of June 30, 2024 and March 31, 2024:

	Outstanding
(In USD) As at	June 30, 2024	March 31, 2024
Redeemable promissory note	$3,615,000	$-
Less: Discount ($2,647,925) and debt issuance cost ($909,657) on issuance, net of amortization	(3,425,820)	-
Total	189,180	-

On June 18, 2024 , the Company entered into a Securities Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes and warrants to purchase up to an aggregate of 52,966,102 shares of Company Common Stock for gross proceeds of $3,000,000. The closing occurred on June 20, 2024.

Out of the total proceeds of $3,000,000 received for the Redeemable Promissory notes and warrants. The Company has allocated $952,075 and $2,047,925 to redeemable promissory notes and warrants respectively, on the basis of their relative fair values. The warrants has been recorded under additional paid in capital in the Condensed Consolidated Statements of Stockholders’ Deficit. The discount on issue and issuance cost amounts to $2,647,925 and $909,657 (including consideration paid to placement agents of $788,157) respectively. These discount and issuance cost on Redeemable Promissory Notes have been amortized over the contractual period on a straight-line basis. The unamortized discount and issuance cost have been presented as net of the Redeemable promissory note liability.

Terms of Redeemable Promissory Note

The Notes are due nine months from the date of issuance, provided that the Company is required to use the proceeds at the Closing Date of one or more subsequent equity, debt or other capital raises or any sale of tangible or intangible assets with net proceeds sufficient to repay all or any portion of the amounts due under the Note (the “Maturity Date”). The Redeemable Promissory Note bear interest at a rate of 15% per annum computed on the basis of a 360-day year and twelve 30-day months and payable in arrears on the Maturity Date.

The interest on the Redeemable Promissory Note was $146,762 and $NIL for the three months ended June 30, 2024 and for the three months ended June 30, 2023 which were recognized in the Condensed Consolidated Statement of Operations for their respective period.

As of June 30, 2024 and March 31, 2024, the balance outstanding of the Redeemable Promissory Note was $3,615,000 (including $15,000 interest accrued) and $NIL.

Terms of Warrants issued along with Redeemable Promissory Note

The Warrants are each exercisable for one share of Common Stock at an initial exercise price of $0.1416 per Share and may be exercised at any time on or after the later of (i) the six-month anniversary of the issuance date or (ii) the date that the Company obtains Stockholder Approval. The Warrants expire at 5:00 p.m. (New York City time) on the five-year anniversary of the date that of the last to occur of (a) the Resale Effective Date and (b) the date that Stockholder Approval is obtained. For the purposes of obtaining Stockholders Approval, the Company shall hold a special meeting of stockholders (which may also be at the annual meeting of stockholders) at the earliest practicable date after the issuance date, but in no event later than one hundred days after the Closing Date, with the recommendation of the Company’s Board of Directors that such proposal be approved.

If at the time of exercise, there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the Warrant Shares by the Holder, then the Warrant may also be exercised, in whole or in part, at such time by means of a ‘cashless exercise’. The Holder may also effect an ‘Alternative cashless exercise’. In such event, the aggregate number of Warrant Shares issuable in such alternative cashless exercise pursuant to any given Notice of Exercise electing to effect an alternative cashless exercise shall equal the aggregate number of Warrant Shares that would be issuable upon exercise of the Warrant if such exercise were by means of a cash exercise rather than a cashless exercise. On the Termination Date, the Warrant shall be automatically exercised via cashless exercise.   These Warrants are classified as equity on the Condensed Consolidated Balance Sheet.

Terms of Warrants issued to placement agent

The placement agent was compensated with a cash fee amounting to $370,000 and 2,860,170 warrants. The terms of the warrants issued to the placement agents are similar to the warrants issued to the investors as mentioned above. The fair value of the warrants amounting to $ 418,157 as on the issue date, were classified as equity.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15	Convertible promissory note (‘Notes’)

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

Pursuant to the Amendment to Note Purchase Agreement dated September 11, 2023, the maturity date of the Notes had been amended to December 31, 2023. All other terms of the Note remained unchanged.

The (gain)/loss on fair value change of the Notes recorded was $NIL and $420,022 for the three months ended June 30, 2024 and three months ended June 30, 2023 which were recognized in the Condensed Consolidated Statement of Operations for their respective period (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

As of June 31, 2024 and March 31, 2024, the principal balance and fair value of the Notes was $NIL. Unsecured promissory note

15A	Unsecured promissory note

The following is a summary of the Company’s unsecured promissory note payable as of June 30, 2024 and March 31, 2024:

	Outstanding
(In USD) As at	June 30, 2024	March 31, 2024
Unsecured promissory note	$2,027,840	$2,027,840
Total	2,027,840	2,027,840

Prior to Merger in August 2022, the SPAC had issued an interest free Convertible Promissory Note to Ananda Small Business Trust with a principal amount for $2,027,840. The principal amount was repayable in 90 days (the ‘Maturity Date’) from the consummation date of the Business Combination by way of a Reverse Recapitalization. The principal balance could have been repaid at any time before the Maturity Date. The Note is also convertible at the option of the holder on the Maturity Date at a Conversion Price of $3.00 per share. The principal amount of the unsecured promissory note is still outstanding as on June 30, 2024 amounting to $2,027,840.

16	Senior Subordinated Convertible Promissory Note (’SSCPN’)

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

The loss on change in fair value of the SSCPN recorded was $NIL and $10,519,247 for the three months ended June 30, 2024 and three months ended June 30, 2023, which were recognized in the Condensed Consolidated Statement of Operations for their respective period (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024 and March 31, 2024, the principal balances and fair values of the SSCPN were $NIL.

The warrants issued with the SSCPN were classified as derivative financial liabilities. The Company remeasured the Warrants at each balance sheet date to fair value. On the Closing Date of Reverse Recapitalization, the Warrants were reclassified to equity-classified common stock warrants. As a result, the Warrants were adjusted to fair value through Condensed Consolidated Statement Of Operations on reclassification which resulted in a gain of $6,571,082 for the year ended March 31, 2024. The carrying value was then adjusted in the additional paid-in capital.

The term and conditions of the SSCPN, warrants issued with SSCPNs, and placement agent warrants issued during the year ended March 31, 2024 was as follows:

Terms of SSCPN:

The Notes carried a simple interest rate of 6% per annum, with a maturity term of two years from the date of the initial closing (i.e., March 23, 2023) (the ‘Maturity Date’). They embodied a variable- share obligation upon their conversion. The Notes issued by the Company were convertible into common stock at an aggregate price of principal, including interest accrued up to the date of conversion.

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

Terms of Warrants issued with SSCPN :

The warrants were exercisable from the completion of any event that results in the Company (or the surviving corporation) being subject to the reporting requirements of the Exchange Act, and its (or the surviving corporation’s capital stock) capital stock trading on a national securities exchange, OTC Markets or Pink Sheets (any of the foregoing, a “Public Event”). The warrants had an expiry of five years from the effective date of any Public Event.

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

The Company's Warrants to purchase common stock were initially classified as a derivative liability ("Derivative financial instrument") which was then reclassified to equity on the Condensed Consolidated Balance Sheet for the year ended March 31, 2024.

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

In accordance with ASC 815-40, the warrants issuable to Placement agent on satisfaction of above contingencies are considered as issued and are accounted accordingly. These were accounted as per ASC 480 as liability since the Company intended to settle them by issuing variable number of shares with a fixed and known monetary value at the time of inception. These warrants were classified as a derivative liability (“derivative financial instrument”) on the Condensed Consolidated Balance Sheet and were held at fair value till the date of Reverse Recapitalization. On date of Reverse Recapitalization, these warrants were reclassified to equity.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17	Warrants issued to preferred stockholders

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

The Company’s warrants to purchase common stock were classified as equity. Upon issuance of the warrant, the Company allocated a portion of the proceeds from the issuance of its preferred stock to the warrant based on the relative fair values of warrants and preferred stock.

Warrants to be converted into preferred stock:

The total outstanding warrants to be converted into preferred stock was 3,502,040 prior to the consummation of the Business Combination by way of a Reverse Recapitalization on December 28, 2023.

The Company’s warrants to purchase convertible preferred stock were classified as a liability and held at fair value because the warrants were exercisable for contingently redeemable preferred stock, which was classified outside of stockholders’ deficits. The convertible preferred stock warrant liability was subject to remeasurement at the end of each reporting period, and changes in the fair value of the warrant liability are reflected in the Company’s Condensed Consolidated Statement of Operations. See Note 32, Fair value measurements.

Refer Note 16 for details on warrants issued along with SSCPN.

17(a)	Warrants related to the Reverse Recapitalization

Public warrants

Prior to the Reverse Recapitalization, the SPAC issued Public Warrants. The Company’s Public Warrants were classified as equity instruments, in accordance with ASC 815-40. On the Closing Date, there were 11,500,000 Public Warrants issued and outstanding.

Private warrants

The common stock, preferred stock and SSCPN warrants described above have been converted into private warrants of the Company at the Exchange Ratio. Accordingly, the warrants holders received 39,057,679 warrants at the Closing of the Reverse Recapitalization. The Private Warrants are classified as equity instruments, in accordance with ASC 815-40. In February 2024, warrant holders exercised the cashless option for 1,101,473 warrants which were converted to 310,977 equity shares. As on June 30, 2024 and March 31, 2024, 37,956,206 private warrants are outstanding.

17(b)	Warrants issued along with Redeemable Promissory Note

The Warrants issued along with the Redeemable Promissory Note are classified as equity instruments in accordance with ASC 815-40. As on June 30, 2024 and March 31, 2024, 55,826,272 and NIL warrants are outstanding respectively.

Refer Note 14A for details on warrants issued along with Redeemable Promissory Note.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18	Unsecured Convertible Note (‘Atalaya Note’)

The following is a summary of the Company’s Atalaya Note payable for which it elected fair value option as on June 30, 2024 and March 31, 2024:

	Fair Value Outstanding
(In USD) As at	June 30, 2024	March 31, 2024
Non current liability
Atalaya Note	$-	$10,067,601
Total	-	10,067,601

	Fair Value Outstanding
(In USD) As at	June 30, 2024	March 31, 2024
Current liability
Atalaya Note	$6,382,667	$-
Total	6,382,667	-

The unsecured convertible notes were issued to ACM Zoomcar Convert LLC (“Atalaya”) for making payment of $1,231,368 against the outstanding unsecured promissory note and $6,570,642 to various vendors on behalf of the Company. All outstanding payments to vendors were recorded within accounts payable in the Condensed Consolidated Balance Sheet. Payments made by Atalaya to the vendors were recorded as a decrease in accounts payable and accrued liabilities. Further, Atalaya also made payment to the promissory note holder which were recorded as a decrease in Unsecured Promissory Note.

The Atalaya Note were initially recorded at the fair value of $10,167,194 on issuance. The Atalaya Note was issued at 7.5% discount on principal amounting to $632,596.

During the three months ended June 30, 2024, a part liability was settled by issue of 12,512,080 shares to the Atalaya Note holders for a settlement of $2,324,696.

As of June 30, 2024 and March 31, 2024, the principal balance of the Atalaya Note was $8,434,605 (amount received $7,802,009). As of June 30, 2024 and March 31, 2024, the fair value of the Atalaya Note of $6,382,667 and $10,067,601, were recorded on the Condensed Consolidated Balance Sheet for their respective periods. The change in fair value of $1,360,238 and $NIL were recorded for the three months ended June 30, 2024 and three months ended June 30, 2023 in the Condensed Consolidated Statement of Operations (as no portion of such fair value adjustment resulted from instrument- specific credit risk). Also, refer to note 32.

The Company is liable to pay liquidated damages to the note holders, owing to breach of certain conditions as prescribed by the agreement. However, there is no visibility on the amount of such damages, henceforth, no provision has been booked for the same.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Commencing at the end of the month in which Company’s Registration Statement, for registering the shares issued under Reverse Recapitalization, is declared effective, the Purchaser may, in its sole discretion, require the Company to pay the Purchaser, in monthly installments of amounts equal to one twelfth (1/12) of the Original Note Principal Amount, until the total principal amount of the Note has been paid in full, prior to or on the maturity date or, if earlier, upon acceleration, conversion or prepayment of the Note in accordance with its terms. Such monthly payments shall be made in cash or in shares of Common Stock, subject to certain further conditions set forth in the Atalaya Note. In connection with any monthly payments made in Common Stock, the number of shares required to be delivered by the Company shall be determined by dividing the monthly payment amount by the lower of (i) the Conversion Price or (ii) the Amortization Conversion Price (each as defined below). The Note Purchaser shall also have the right, to convert all or any portion of the Atalaya Note, at the Conversion Price, at the Amortization Conversion Price, up to an amount equal to 25% of the highest trading day value of shares of Common Stock on a daily basis during the 20 trading days preceding the applicable Conversion Date, or a greater amount upon obtaining the Company’s prior written consent.

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

On May 22, 2024, the Company received a notice from Atalaya stating that the Company is in default of the terms of the Atalaya Note, since the Company has entered into an equity line arrangement with White Lion Capital LLC, a variable rate transaction, without the prior consent of Atalaya.

Further, on June 25, 2024, the Company has received another notice of default from Atalaya as the Company has incurred indebtedness in the form of $3,600,000 in principal amount of notes in a transaction involving Aegis Capital Corp. acting as the placement agent prior to which, the consent of Atalaya was not obtained.

As per the terms of the Atalaya Note, in the event of any default, all accrued but unpaid Interest plus liquidated damages and other amounts thereof, shall become immediately due and payable in cash. The Company is in discussion with Atalaya on this matter to settle the same and therefore has classified all the payment due to Atalaya as current liability.

Additionally, during the year ended March 31, 2024, 164,000 registered and unrestricted shares of Common Stock were issued and delivered to Midtown Madison Management LLC, the service provider of the Atalaya Note Purchaser. This was accounted at the fair value of the shares issued amounting to $492,000 in the Condensed Consolidated Statement of Operations.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19	Other current liabilities

The components of other current liabilities were as follows:

(In USD) As at	June 30, 2024	March 31, 2024
Payable to renters	$597,479	$576,052
Statutory dues payable	1,540,944	1,550,688
Capital creditors	5,922	5,936
Employee benefit expenses payable	278,127	320,360
Other liabilities*	424,906	330,582
Other current liabilities	2,847,378	2,783,618

*	Pertains to payables in relation to operating leases (Refer note 11). During the year ended March 31, 2024, security deposit amounting to $35,994 has been adjusted against outstanding balance with Siddharth Assets (lessor) in relation to the Golden Enclave property lease. During the period ended June 30, 2024, security deposit amounting to $47,875 has been adjusted against outstanding balance with Economic Transport Organisation Private Limited (lessor) in relation to the Golden Enclave property lease.

20	Accumulated other comprehensive income/ (loss)

The components of accumulated other comprehensive income/(loss) were as follows:

(In USD) As at	June 30, 2024	March 31, 2024
(Loss)/ Gain on employee benefit
Balance, beginning of period	$46,101	$115,818
(Loss)/gain on employee benefit
- Gratuity
Recognized during the period, net of taxes amounts to $NIL	(63,511)	(48,593)
Reclassification to net income: Amortization losses/(gains)	(1,679)	(21,124)
Balance, end of period	(19,089)	46,101

Foreign currency translation adjustment
Balance, beginning of period	$1,749,891	$1,712,181
Translation adjustments gain recognized during the period, net of taxes amounts to $NIL	28,355	37,710
Balance, end of period	1,778,246	1,749,891
Accumulated other comprehensive income	1,759,157	1,795,992

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21	Capital Stock

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

As on the transaction Closing date, a) 27,327,481 shares were issued at an exchange ratio of 0.0284 in exchange for 16,987,064 shares of common stock and 112,660,583 shares of Preferred Stock of Zoomcar, Inc. Also, 9,192,377 shares of the Company were issued at a conversion ratio of 1:1 in exchange for 9,192,377 shares of the SPAC, b) 1,071,506 common shares were issued to Mohan Ananda against Ananda Note having outstanding principal and interest amount of $10,715,068 c) 1,666,666 common shares were issued to Mohan Ananda in exchange for cash consideration of $ 5,000,000 and d) 3,617,333 shares of common stock were issued to vendors as compensation for services received by the Company which includes 2,866,666 shares issued against liabilities assumed under Reverse Recapitalization amounting to $17,100,000.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22(a)	Preferred Stock

A summary of the Zoomcar, Inc. Preferred Stock authorized, issued and outstanding as of the date of the Reverse Recapitalization is as follows:

	As at December 28, 2023
	Authorized shares	Shares issued	Conversion Ratio	Net carrying value	Liquidation preference
Preferred Stock
Series Seed	6,836,726	6,836,726	1.42	1,542,203	1,542,203
Series A	11,379,405	11,379,405	2.00	9,288,872	9,288,872
Series A2	4,536,924	4,536,924	2.25	10,760,224	10,760,224
Series B	18,393,332	18,393,332	2.25	31,416,488	31,416,488
Series C	12,204,208	4,125,666	2.33	10,534,889	10,534,889
Series D	21,786,721	19,016,963	2.31	34,894,262	34,894,262
Series E	32,999,472	29,999,520	16.92	55,260,089	55,260,089
Series E1	32,000,000	5,020,879	23.69	15,277,410	15,277,410
Total preferred stock	140,136,788	99,309,415		168,974,437	168,974,437

Upon the closing of the Reverse Recapitalization, 112,660,583 shares of Zoomcar Inc. Series Seed, A, A2, B, C, D, E, and E-1 Preferred Stock were converted into Common Stock of the Company at the exchange ratio of 0.0284. Shares Authorized and Shares Issued above have been retroactively adjusted to reflect the exchange. As a result of the conversion of Zoomcar, Inc. convertible Preferred Stock, the Company reclassified the amount of convertible Preferred Stock to additional paid in capital above their par value.

Upon the consummation of the Business Combination by way of a Reverse Recapitalization, the Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $ 0.0001 per share. The Company has no Preferred Stock outstanding as of June 30, 2024 and March 31, 2024.

22(b)	Redeemable non-controlling interests

Series P1 and P2 Preferred stock represents the minority preferred stockholders ownership in the Indian subsidiary of the Company, which was classified as a redeemable non- controlling interest, because it was redeemable on a deemed liquidation event that was outside of its control. The redeemable non-controlling interest was not accreted to redemption value because then it was not probable that the non-controlling interest will become redeemable.

The Company did not attribute the pro rata share of the Indian subsidiary’s loss to the redeemable non-controlling interests because these shares were entitled to a liquidation preference and therefore did not participate in losses that would cause their interest to be below the liquidation preference. Upon liquidation, these preferred stocks were entitled to the greater of either (i) the Original issue price for such series plus any dividend declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of such series been converted into common stock immediately prior to such liquidation, dissolution, winding up or deemed liquidation event.

There was no further issue of preferred stock in the Indian subsidiary after initial issuance and on the close of the Reverse Recapitalization, these Redeemable non-controlling interests have been converted into Common Stock of the Company at the Exchange Ratio of 0.0284.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23	Revenue

The components of revenue, net were as follows:

(In USD)	June 30, 2024	June 30, 2023
Revenues from services
Facilitation revenue (net)	$2,206,402	$2,614,618
Other operating revenues	34,583	-
Total	2,240,985	2,614,618

	June 30, 2024	June 30, 2023
Revenue by geographical location
India	$2,223,638	$2,573,882
Egypt	13,498	21,870
Vietnam	-	18,204
Indonesia	3,849	662
	2,240,985	2,614,618

Contract balances

The Company’s contract liabilities for consideration collected prior to satisfying the performance obligations is $557,060 and $640,173 as at June 30, 2024 and March 31, 2024 respectively. The Company has collected $538,254 as advance from customers during the three months ended June 30, 2024.

The Company offers loyalty program, Z-Points, that results in the deferral of revenue equivalent to the retail value at the date the points are earned. The Company had accumulated deferred revenue amounting to $18,806 and $96,710 as at June 30, 2024 and March 31, 2024, respectively in relation to Loyalty program.

Revenue recognized during the three months ended June 30, 2024 and June 30, 2023 respectively which was included in contract liabilities balance at the beginning of the respective period is $269,376 and $41,016 respectively .

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

24	Finance costs

The components of finance costs were as follows:

(In USD)	June 30, 2024	June 30, 2023
Finance costs -other than related parties
Interest on vehicle loans	$76,166	$99,768
Interest on finance leases	136,043	161,119
Interest on subcontractor liability	23,416	23,778
Change in fair value of convertible promissory note	-	420,022
Interest on redeemable promissory notes	146,762	-
Change in fair value of SSCPN	-	10,519,247
Note issue expenses	-	1,038,622
Change in fair value of derivative financial instrument	-	9,222,809
Bank charges	7,200	17,823
Other borrowings cost	161,416	17,370
Total	551,003	21,520,558
Finance costs -to related parties
Interest on vehicle loans	$-	$12,861
Total	-	12,861

25	Other (income) /expense, net

The components of other income (expense), net were as follows:

(In USD)	June 30, 2024	June 30, 2023
Other (income) /expense, net - other than related parties
Interest income	$(10,125)	$(7,536)
Change in fair value of preferred stock warrant liability	-	(245,143)
Change in fair value of Atalaya Note	(1,360,238)	-
(Gain)/loss on sale of property, plant & equipment	(1,831)	66,540
(Gain)/loss on sale of assets held for sale	(2,923)	5,018
Loss on foreign currency remeasurements	810	11,211
Loss on assets written off	93,684	-
Other, net	(113,369)	(81,309)
Total	(1,393,992)	(251,219)
Other (income) - from related parties
Interest income	$-	$(4,050)
Total	-	(4,050)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

26	Income taxes

The components of (loss)/gain before income taxes consist of the following:

(In USD)	June 30, 2024	June 30, 2023
Domestic	$280,978	(21,478,107)
Foreign	(2,812,557)	(7,303,027)
Income/(Loss) before income taxes	$(2,531,579)	(28,781,134)

The Company has computed income tax expense/(benefit) for the three months ended June 30, 2024 and June 30, 2023 by using a forecasted annual effective tax rate and adjust for any discrete items arising during the period. The Company has recorded $NIL tax expense for all of the periods. Our effective tax rate was 0.00% and 0.00% for the three months ended June 30, 2024 and June 30, 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended March 31, 2024 and 2023, due to changes in valuation allowance on the deferred tax assets.

The Company files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2022 tax returns.

As at June 30, 2024, tax returns for years ended March 31, 2020 and onward remain subject to examination by tax authorities in India. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.

The Company has received various orders from Indian tax authorities, for details refer note 33.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

27	Net loss per share

The components of basic and diluted loss per share were as follows:

(In USD, except loss per share)	June 30, 2024	June 30, 2023
Net loss available for common shareholders (A)	$(2,531,579)	$(28,781,134)
Weighted average outstanding shares of common stock (B)	68,512,629	482,814
Common stock and common stock equivalents (C)	68,512,629	482,814
Loss per share
Basic (A/B)	$(0.04)	$(59.61)
Diluted (A/C)	$(0.04)	$(59.61)

Since the Company was in a loss position for the three months ended June 30, 2024 and June 30, 2023 basic loss per share was same as diluted net loss per share for the periods presented. The following potentially dilutive outstanding securities as of June 30, 2024 and June 30, 2023 were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

As at	June 30, 2024	June 30, 2023
Convertible preferred stock	-	112,660,326
Preferred stock warrants	-	36,501,508
Stock options	20,435	-
SSCPN	-	56,646,202
Public warrants	11,500,000	-
Private warrants	44,704,437	-
Derivative financial instruments	-	10,096,760
Total	56,224,872	215,904,796

28	Employee benefit plans (unfunded)

Employee benefit plans includes gratuity and compensated absences payable to employees. These benefit plans consist a defined benefit plan for gratuity payable by the Indian subsidiary of the Company under Indian regulations. These are determined under the projected unit credit method, with actuarial valuations being carried out at each reporting date. The retirement benefit obligations recognized in the Condensed Consolidated Balance Sheet represents the present value of the defined obligations. Under an employee benefit plan, it is the Company’s obligation to provide agreed benefits to the employees. The related actuarial and investment risks fall on the Company. The summary of current and non-current employee benefit plans obligations along with its components are as below:

Pension and other employee obligations

As at	June 30, 2024	March 31, 2024
Current
Gratuity	$90,470	$93,967
Compensated absences	83,472	89,688
	173,942	183,655
Non current
Gratuity	234,971	258,524
Compensated absences	191,465	232,925
Other statutory dues	2,040	-
	428,476	491,449

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

I.	Gratuity

	June 30, 2024	June 30, 2023
Changes in projected benefit obligation (PBO)
PBO at the beginning of the year	$352,492	$286,714
Service cost	19,552	29,083
Interest cost	5,283	5,069
Actuarial loss/ (gain)	63,511	74,078
Benefits paid	(114,577)	(21,770)
Effect of exchange rate changes	(820)	268
PBO at the end of the period	325,441	373,442

Accrued pension liability
Current liability	$90,470	$78,178
Non-current liability	234,971	295,264
	325,441	373,442
Accumulated benefit obligation	250,374	259,947

Net gratuity cost recognized in income statement

	June 30, 2024	June 30, 2023
Service cost	$19,552	$29,083
Interest cost	5,283	5,069
Amortization of net actuarial (gains)/loss	(1,679)	(5,322)
Net periodic benefit cost	23,156	28,830

Re-measurement (gains) / losses in other comprehensive income

	June 30, 2024	June 30, 2023
Actuarial (gain)/loss	$63,511	$74,078
Amortization loss	(1,679)	(5,322)
Total	65,190	79,400

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Components of actuarial gain:

	June 30, 2024	June 30, 2023
Actuarial (gain)/loss due to demographic assumption changes in defined benefit obligation	$(941)	$9,239
Actuarial (gain)/ loss due to financial assumption changes in defined benefit obligation	(677)	391
Actuarial (gain)/loss due to experience on defined benefit obligation	65,129	64,448
Total	63,511	74,078

The assumptions used in accounting for the gratuity plan are as follows:

	June 30, 2024	June 30, 2023
Discount rate - staff	7.13%	7.26%
Discount rate - independent service provider*	7.09%	7.13%
Attrition rate - staff	40.59%	33.57%
Attrition rate - independent service provider*	79.88%	75.09%
Rate of increase in compensation levels - staff	12.42%	12.62%
Rate of increase in compensation levels - independent service provider*	11.94%	11.43%

*	Independent service provider are contract employees responsible for maintaining the fleet of the Company.

During the period ended June 30, 2024 and June 30, 2023, actuarial gain was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments as of June 30, 2024 is as follows:

Three months ending June 30,
2025 (July 1, 2024 till March 31, 2025)	$67,853
2026	60,990
2027	41,213
2028	24,456
2029	14,908
Thereafter	116,020
Total	325,440

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

II.	Compensated absences

The employees are permitted to encash a maximum of 45 days of accumulated leave balance on separation. The Company has provided liability for compensated absences as per an actuarial valuation carried out by an independent actuary on the Balance Sheet date. The amount of compensated absences cost is $44,591 and $152,539 for the three ended June 30, 2024 and June 30, 2023 respectively.

Net leave encashment cost includes the following components

	June 30, 2024	June 30, 2023
Service cost	$35,244	$142,016
Interest cost	5,163	5,223
Recognized net actuarial loss	4,184	5,300
Net periodic benefit cost	44,591	152,539

III.	Defined contribution plan

The Indian subsidiary makes provident fund contributions which are defined contribution plans, for qualifying employees. Under the Schemes, the Indian subsidiary is required to contribute a specified percentage of the payroll costs to fund the benefits. The contributions are made to provident fund in accordance with the fund rules. The interest rate payable to the beneficiaries every year is notified by the Government. The amount of contributions made to provident fund is $93,412 and $112,330 for the three months ended June 30, 2024 and June 30, 2023 respectively.

29	Stock-based compensation expense

In 2012, the Company adopted its 2012 Equity Incentive Plan, under which the Company may grant options and restricted stock to eligible participants. The plan is equity settled. Options are generally granted for a term of ten years. Options have a graded vesting period of up to four years and the expenses are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the awards. The Company settles employee stock- based options with newly issued common stock of the Company. The Company cancelled 14,808,486 options issued and outstanding during the year ended March 31, 2024. The remaining 719,167 fully vested options were assumed by the merged Company on Reverse Recapitalization, and the holders were issued the Company options at the Exchange Ratio. As of the Closing Date of the Reverse Recapitalization, the Company no longer has shares available for issuance under the 2012 Plan. No new awards has been be granted under the 2013 Plan following the adoption of the 2023 Equity Incentive Plan.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarizes total stock-based compensation expense by function for the years ended June 30, 2024 and March 31, 2024:

	June 30, 2024	June 30, 2023
Cost of revenue	$-	$67,509
Technology expenses	-	41,824
Marketing expenses	-	6,824
General and administrative expenses	-	328,055
Total stock-based compensation expense	-	444,212

The stock-based compensation expense is recorded in the employee benefit cost and apportioned basis respective functions.

The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the weighted average assumptions. No grants were made during the three months ended June 30, 2024. The assumptions for the year ended June 30, 2023 are as follows:

June 30, 2023
Dividend yield	0.00%
Expected volatility	60.00%
Risk-free interest rate	2.39-2.81%
Exercise price	$2.20
Expected life (in years)	5.5 - 7
Attrition rate	30.00%

The movement in number of stock-based options outstanding and their related weighted average exercise price for the 2012 Equity Incentive Plan are as follows:

	Three months ended		Three months ended
	June 30, 2024		June 30, 2023
	No. of options	Weighted average exercise price	No. of options	Weighted average exercise price
Outstanding at the beginning of the year	-	$-	16,258,113	$1.82
Granted during the year	-	-	-
Forfeited during the year	-	-	(260,496)	2.05
Exercised during the year	-	-	-
Cancelled during the year	-	-	-
Transferred to merged Company	-	-	-
Outstanding at the end of the period	-	-	15,997,617	1.82

Exercisable at the end of the period	-	-	10,078,541	1.60
Unvested at the end of the period	-	-	5,919,077	2.20

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Weighted average remaining life (in years)

As at	June 30, 2024	June 30, 2023
Vested options	-	6.60
Unvested options	-	8.24

The expected life of the stock is based on historical data and current expectations and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may also not necessarily be the actual outcome.

The compensation cost of non-vested awards not yet recognized as of June 30, 2024, is $NIL (June 30, 2023 : $1,709,241). The weighted average period over which stock-based compensation expenses of non-vested awards not yet recognized is expected to be recognized is 0 years (June 30, 2023 : 1.06 years).

30	Related Party Transactions

Key managerial personnel (KMP)

Gregory Bradford Moran	Chief Executive Officer & Director (till June 20, 2024)
Uri Levine	Director (till July 20, 2023)
David Ishag	Director (till January 31, 2024)
Evelyn D’An	Director (w.e.f. April 19, 2023)
Graham Gullan	Director (till June 18, 2024)
Swatick Majumdar	Director (w.e.f. August 9, 2023)
Mohan Ananda	Director (w.e.f. December 28, 2023)
Madan Menon	Director (w.e.f. December 28, 2023)
Lisbeth McNabb	Director (till April 18, 2023)
John Robert Clarke	Director (w.e.f. June 20, 2024)
Mark Bailey	Director (w.e.f. June 20, 2024)

Investor in Indian subsidiary
Mahindra & Mahindra Limited*	Investor in Indian subsidiary (Until December 28, 2023)

Enterprises owned or significantly influenced by above
Mahindra & Mahindra Financial Services Limited*
Mahindra First Choice Wheels Limited*
Yard Management Services Limited*
Ananda Small Business Trust

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions pertaining to debt, investments, and other current liabilities have been stated on the face of the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations.

The Company had following transactions with related parties:

	June 30, 2024	June 30, 2023

Interest expense
Mahindra & Mahindra Financial Services Limited*	$-	12,861

Interest income
Mahindra & Mahindra Financial Services Limited*	-	4,050

Debt - principal repayment
Mahindra & Mahindra Financial Services Limited*	-	32,534

Credit notes against sale of property and equipment
Mahindra First Choice Wheels Ltd *	-	3,165

The Company has the following outstanding balances with related parties:

As at	June 30, 2024	March 31, 2024

Convertible promissory note (non-current and current)
Ananda Small Business Trust	$2,027,840	$2,027,840

Payable to Director
Mohan Ananda	152,435	152,435

Advance to director (net)
Gregory Bradford Moran	-	44,168

	2,180,275	2,224,443

*	Mahindra & Mahindra Financial Services Limited, Mahindra First Choice Wheels Limited and Yard Management Services Limited were related parties till December 28, 2023, hence, the transactions till December 28, 2023 with these related parties have been disclosed. The outstanding balances with these related parties have not been disclosed since they were not related parties as on March 31, 2024 and June 30, 2024.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

31	Variable Interest Entities

An entity is a VIE if it has any of the following characteristics:

●	The entity does not have enough equity to finance its activities without additional subordinated financial support.

●	The equity holders, as a group, lack the characteristics of a controlling financial interest.

●	The entity is structured with non-substantive voting rights (i.e., an anti-abuse clause).

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

The VIEs have been incorporated in their respective locations to perform the business of providing mobility solutions to consumers and businesses.

The following table summarizes the assets and liabilities related to the Company’s consolidated VIEs:

	June 30, 2024	March 31, 2024
Assets
Cash and Cash equivalents	$5,729	$11,888
Accounts receivable	-	7,341
Other current assets	405	3,868
Prepaid expenses	-	4,282
Property and equipment, net	-	41,849
Intangible assets, net	4,009	3,012
Long term Investments	-	4,112
Receivable from government authorities -non current	3,914	18,126

Liabilities
Accounts payable	$380,490	$374,692
Contract Liabilities	-	3,755
Current portion of pension and other employee obligations	377	986
Other current liabilities	151,059	148,950
Pension and other employee obligations, less current portion	-	1,189

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total investment in the VIEs is as follows:

Name of the VIE entity	Place of incorporation	Nature of investment	Investor entity	Investor entity
Zoomcar Egypt Car Rental LLC	Egypt	Debt		Zoomcar Netherlands Holdings
Zoomcar Egypt Car Rental LLC	Egypt	Debt	Zoomcar Inc.	Zoomcar Inc.
Fleet Mobility Philippines Corporation *	Philippines	Debt	Zoomcar Inc.	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Fleet Holding Pte Ltd	Fleet Holding Pte Ltd
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Zoomcar Inc.	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Equity	Fleet Holding Pte Ltd	Fleet Holding Pte Ltd

These amounts have been eliminated during the process of consolidation

*	In May 2022, Company had initiated the process of winding-up for Fleet Mobility Philippines Corporation. The assets consolidated for the VIE are not material.

**	In August 2023, Zoomcar Vietnam Mobility LLC has filed for bankruptcy with the local authorities. In accordance with ASC 810-10-15-10, the Company consolidate the VIE as the bankruptcy application is pending with the authorities in Vietnam and unless the application is admitted, the Company holds a variable interest and still is the primary beneficiary. The assets/liabilities consolidated for the VIE are not material.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying value of financial instruments not carried at fair value by categories are as below:

	June 30, 2024	March 31, 2024
As at	Carrying value	Carrying value
Financial assets
Cash and cash equivalents	$1,583,483	$1,496,144
Accounts receivable	164,463	194,197
Short term investments	17,288	298,495
Receivable from government authorities	507,896	445,828
Long term investments	75,107	91,947
Other financial assets	1,062,334	770,941
Total assets	3,410,571	3,297,552
Financial liabilities
Accounts payable	$15,656,990	$14,431,587
Debt	4,092,087	5,049,483
Redeemable Promissory Note	189,180	-
Other financial liabilities	1,306,434	1,232,930
Total liabilities	21,244,691	20,714,000

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$626,715	$-	$626,715	$-
Liabilities:
Atalaya Note	6,382,667	-	-	6,382,667

	March 31, 2024
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$629,908	$-	$629,908	$-
Liabilities:
Atalaya Note	10,067,601	-	-	10,067,601

Level 2: The fair value of Assets held for sale not traded in an active market is determined using the quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly considering all the relevant factors of assets.

The Company’s recurring Level 3 financial instruments within the Company’s fair value hierarchy as of June 30, 2024 and March 31, 2024 consist of Company’s Atalaya Note.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Atalaya Note

The Company measures its notes at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of unsecured convertible note related to updated assumptions and estimates were recognized as change in fair value of Atalaya Note within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company used the following assumptions for the valuation of Atalaya Note as on June 30, 2024 in the model of Valuation of:

Atalaya Note
Remaining term (years)	0.75
Rate of interest	8.00%
Default Rate of interest	8.00%
Cost of Debt*	18.66%

*	Cost of debt for commensurate term is considered as discount rate for cash payment.

The assumptions for the valuation of Atalaya Note as on June 30, 2024 have been updated since the last valuation for the year ended March 31, 2024. Until March 31, 2024, the settlement of Atalaya Note could have been through either issue of shares or repayment of outstanding amount. During the three months period ended June 30, 2024, the stock price of the Company were reduced below $0.25 and in accordance with the agreement on the breach of this stock price threshold, the Atalaya Note are to be settled mandatorily in cash. The Company adopted discounted cash flow method to fair value the lability of Atalaya Note. The Company used the discount rate as per CCC+ bond i.e., 18.66% for discounting the future cash outflow.

The changes in the fair value are summarized below:

	Preferred stock warrant liability	Notes	SSCPN	Unsecured Convertible Note (‘Atalaya Note’)	Derivative financial instrument (‘Warrants’) (Refer Note 17)
Balance as of April 1, 2023	1,190,691	10,944,727	17,422,131		14,373,856
Issue of SSCPN and warrants			8,655,330	-	-
Change in fair value of convertible preferred stock warrant	(245,143)			-
Change in fair value of SSCPN			10,519,247
Change in fair value of Notes		420,022		-
Change in fair value of derivative financial instrument				-	9,222,809
Balance as of June 30, 2023	945,548	11,364,749	36,596,708	-	23,596,665

Balance as of April 1, 2024	-	-	-	10,067,601	-
Shares issued to Atalaya Note holders				(2,324,696)
Change in fair value of unsecured convertible note				(1,360,238)
Balance as of June 30, 2024	-	-	-	6,382,667	-

During the three months ended June 30, 2024 and June 30, 2023 , there were no non-recurring fair value measure of assets or liabilities subsequent to initial recognition.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

33	Commitments and contingencies

Contingencies

(A)	Claims filed against the Company by customers and third-parties not acknowledged as liability amounted to $4,493,881 and $4,565,949 as at June 30, 2024 and March 31, 2024, respectively. These claims have been made for personal injuries (customer and/or third parties) and amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages done to vehicles during an active trip. The Company has procured third- party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third- parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from these claims will be covered by the insurance. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B)	The Company has received various orders from time to time from Indian indirect tax authorities.

The Company has received an order disallowing input credit taken on certain vehicles purchased for the period from July 2017 to July 2019 amounting to $547,292 (March 31, 2024: $548,635). The Company has made a deposit of $129,919 against this litigation.

The Company received a show cause notice for service tax liability on booking fees and penalty charges collected for the period October 2014 to July 2017 amounting to $4,427,199 (March 31, 2024: $4,438,067).

The Company has filed an appeal against the above orders before higher authority.

The Company has received demand notice for $34,035 from Indian indirect tax authorities for the period April 2017 to September 2017 due to disallowance input tax credit.

The Company has received show cause notice from Indian indirect tax authorities disputing the goods and service tax input availed and the rate of input availed amounting to $1,052,292 (March 31, 2024: $1,054,875).

The Company has filed submissions and is awaiting further communication on the matter.

The Company has received various show cause notices amounting to $3,279,638 from Indian indirect tax authorities for the period April 2017 to March 2021 due to disallowance of input tax credit. The Company has filed submissions for some of the matters and is in progress for filling replies for pending matters. The Company has received a show cause notice for $102,854 dispute in payment of GST dues. The Company has filed an appeal against the notice before higher authority. With respect to a show cause notice included above pertaining to FY 19-20, a notice has been received on July 31, 2024 reducing the total liability and imposing a penalty of 10% on the revised tax liability. However, as per the new Finance Bill, the penalty is not payable if the tax amount has been paid. Based on the submissions provided to the authorities and documents available, the Company is confident that no outflow is expected. Hence the Company has not recorded any provision as at June 30, 2024 and March 31, 2024 for the above matters.

(C)	As at June 30, 2024, there are 6,254 bookings in progress. The Company bears the risk of loss or damage to the host vehicle with respect to such bookings. The Company makes certain assumptions based on currently available information to estimate the trip protection reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open and the results of any related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous projections.

(D)	In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $406,086 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(E)	On January 30, 2024, the Company received a statement of arbitration claims involving warrant holders seeking damages of at least $10,000,000 purportedly arising from the alleged breaches of certain agreements between the Company and warrant holders. Additionally, the Claim requests additional amounts for attorneys’ fees and costs, as well as an order of rescission regarding the issuance of certain allegedly wrongfully dilutive shares of the Company’s stock issued in connection with the business combination or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Zoomcar common stock to the warrant holders. The Court denied the temporary injunctive relief and passed an order to prevent issuance of securities to insiders and allowing Claimants to attach Company’s assets up to $3,500,000 if, and only if, located in New York. No further action has been taken as JAMS arbitration panel is yet to be appointed. The claimants have filed a case in New York County Supreme Court for seeking relief in aid of the arbitration claim to secure potential recovery. On June 18, 2024, the parties agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025. Zoomcar is examining its legal options with respect to the Claim and the Court action. The Company believes that the claims are baseless and there was no breach of agreements as alleged.

(F)	In August 2022, the Company received a complaint and a demand for trial by jury from Randall Yanker (complainant) towards non-payment of performance bonus consideration based on the consulting agreement dated May 1, 2020. The Company had entered into an agreement with the complainant for a wide range of business development services towards the growth of the Company.

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

(G)	Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2022 tax returns. As at March 31, 2024, tax returns for years ended March 31, 2020 and onward remain subject to examination by tax authorities in India. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.

The Company received an order for fiscal year 2015-16 in relation to non-deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $128,712 (March 31, 2024: $129,027 ) including interest of $45,672 (March 31, 2024: $45,784). Penalty of $128,712 has been claimed but the proceedings are kept under abeyance until the above order is disposed off.

The Company has received an order for disallowance of lease payment, interest and prior period expense for the fiscal year 2015-16 amounting to $1,156,269 (March 31, 2024: $1,159,108) and for fiscal year 2017-18 amounting to $2,111,872 (March 31, 2024: $2,123,071) for disallowance of lease payment and PF contribution. The Company has received a notice for fiscal year 2019-20 in relation to verification of expenses with regards to a service provider amounting to $23,937. The Company has received a notice for fiscal year 2019-20 proposing disallowance of $439,384 towards depreciation expense.

The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position for the period ended June 30, 2024 and year ended March 31, 2024, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

34	Subsequent events

The Company has evaluated subsequent events, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the Condensed Consolidated Financial Statements except for the following:

(A)	On July 22, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq, notifying the Company that, based on the market value of publicly held shares for the previous 30 consecutive business days, the listing of the Company’s listed securities was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) to maintain a minimum market value of publicly held shares of $15,000,000 (the “MVPHS Rule”).

Under Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days (or until January 21, 2025) to regain compliance with the MVPHS Rule. To regain compliance during this 180-day compliance period, the minimum market value of publicly held shares must close at $15,000,000 or more for a minimum of 10 consecutive business days. Nasdaq’s notice has no immediate effect on the listing of the Company’s Common Stock on the Nasdaq Global Market.

In the event that the Company does not regain compliance with the MVPHS Rule prior to the expiration of the 180-day compliance period, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. At that time, the Company may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

If the Company does not regain compliance with the MVPHS Rule within the 180-day compliance period, it may transfer the listing of its securities to the Nasdaq Capital Market which has a reduced compliance standard under the MVPHS Rule, provided the Company will only be able to transfer the listing to the Nasdaq Capital Market if the Company then meets the continued listing requirements on the Nasdaq Capital Market. As of July 25, 2024, the Company does not meet the continued listing requirements of the Nasdaq Capital Market as the Company is not in compliance with the minimum bid price requirement of $1 per share or the minimum market value of listed securities requirement of $35,000,000.

(B)	On July 25, 2024, the Company has received a letter from Gregory Moran, a former Chief executive officer of the Company, challenging his termination. The Company is in discussion with legal advisors and Gregory Moran.

(C)	On August 2, 2024, Zoomcar India Private Limited received an order towards a petition filed by Siddharth Assets (lessor) in relation to the Golden Enclave property lease seeking interim measures until initiation of Arbitration proceedings towards payment of the outstanding liability along with 2% interest on the unpaid lease rentals for the period from October 2023 to March 2024. As per the Order, the Company is directed to furnish solvent security with respect to the outstanding amount till the commencement of Arbitration proceedings or for a period of three months from the date of this order whichever is earlier.

(D)	Subsequent to the Condensed Consolidated Balance Sheet date, the Company continues to default in making the payments for all outstanding balances owed to lease vendors and lenders as explained in Note 11 and 14 of Condensed Consolidated Financial Statements, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the Quarter ended June 30, 2024, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended March 31, 2024 included in our Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in this Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

Overview

During our fiscal year ended March 31, 2022, Zoomcar’s business model shifted from a prior business model, in which we owned and leased vehicles to our customers, to our current online peer-to-peer car sharing platform which connects Hosts (car owners) with Guests (persons in temporary need of vehicles). Although our platform technology was already under development for several years prior to this transition and we began on-boarding Hosts to our platform before the transition was complete, until our business model changed, most of our revenue was derived from what we refer to as “short-term car rentals” and “vehicle subscriptions,” whereas, beginning in December 2021, a shift in our business model occurred in connection with which “facilitation revenues” generated from bookings on our marketplace platform began to represent an increasing proportion of our total revenues.

Standard Booking Flow

During our fiscal quarter ended June 30, 2024, we operated a peer-to-peer car sharing platform in emerging markets across three countries and generated revenues from bookings by our Guests of vehicles listed on our Zoomcar platform by our Hosts. Zoomcar receives a portion of the associated booking fee charged to the Guest (less any credits or discounts applied), as well as platform fees charged to Guests and Hosts and trip protection fees (which we refer to as “value-added fees”) charged to Guests. As further described below, other fees charged to Guests, such as fuel charges, are paid fully to Hosts, who also receive a revenue share equal to approximately 60% of booking fees and between 0% and 40% of certain other charges. We use our customized algorithm to price trips dynamically on the platform, leveraging our data from the millions of miles driven on our platform to intelligently price the risks of trips and the market, incorporating information about Guests informed by data we collect and Zoomcar management’s professional experience. While Hosts can opt to offer bookings at prices that are different from those the platform generates as recommendations, most Hosts tend to select the algorithmically derived pricing for their bookings. The functionality enabled by our customized pricing tools is reflected in both Guest booking fees and in the trip protection or “value-added fees” charged to Guests, who are presented with three algorithmically derived trip protection pricing options from which to choose. The revenue- generating components of a trip booked on our peer-to-peer car sharing platform include:

●	Charges to Guests: For each booking on our platform, the aggregate amount we charge the Guest consists of the upfront booking fee, value-added fees, the Guest platform fees, and certain other charges (e.g., late fees, trip extension fees, etc.). We refer to these fees collectively as the “gross booking value (GBV).” The booking fee and trip protection fees are determined algorithmically by our system at the time of booking inception, while other fees may be charged during or after the trip, depending on events arising during the trip. Neither Zoomcar nor our Host subsidize fuel costs for Guests. Guests cover their own fuel costs, which are in addition to the booking fee.

●	Charges to Hosts: For each booking on our platform, we charge a “revenue share” to the Host based on a percentage of the booking fee plus other fees that are transferable to the Host. The average revenue share that Zoomcar receives from a booking on our platform is approximately 40%, with the Host retaining the remaining 60%. Our platform provides Hosts with a menu of incentives related to specific factors such as bookings served and minimum host ratings. We charge Hosts minimum marketplace fees to offset the costs of our installed devices.

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

	For the Quarter Ended
(In thousands)	June 30, 2024	June 30, 2023
Booking Days	169	183
Gross Booking Value	$6,230	$7,262

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

For the quarter ended June 30, 2024, Booking Days on the platform totaled approximately 168,509, compared to 182,577 during the quarter ended June 30, 2023. This decline was a reflection of significantly higher demand for bookings on our platform during the quarter ended June 30, 2023, we took several measures to shift our strategy from volume to profitability and improve our unit profitability at the expense of booking days growth, which resulted in the lower sequential growth in Gross Booking Value. However, this shift in strategy resulted in positive trends experienced in net revenue per booking and cost of revenue quarter over quarter.

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

The trend in GBV reflects the trend in Booking Days observed above. For the quarter ended June 30, 2024, Gross Booking Value on the platform totaled approximately $6.23 million, compared to approximately $7.26 million during the quarter ended June 30, 2023.This trend in GBV is owing to the several measures we took to shift our strategy from volume to profitability and improve our unit profitability at the expense of booking days growth, which resulted in the lower sequential growth in GBV.

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

Our revenue for the quarter ended June 30, 2024, and June 30, 2023, consists of revenue from services and other operating revenue.

Revenue from Services

Support and facilitation services offered by the Company include services like assistance in execution of a lease agreement, payment facilitation, vehicle delivery, on-road assistance, prospective renter diligence and vehicle usage/location tracking (in cases of loss or theft).

Revenue from services consists of our share of GBV. The fees that are components of GBV are charged as a percentage of the value of certain components of the gross booking value, excluding taxes. Our revenue from services consists of our share of the service fees charged to the Hosts, net of incentives and refunds. We collect these fees from the Guest and share a portion of the booking fee and trip extension with the Host post recovery of our share of facilitation revenue. Daily we, or our third-party payment processors, disburse a portion of the GBV to the Hosts, less the fees due from the Host to us. The amounts charged for the booking fee vary based on factors such as the vehicle type, the day of the week, time of the trip, and the duration of the trip. Revenue is recognized ratably over the trip period as we satisfy our performance obligations.

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

Others

We exclude from revenue the taxes assessed by governmental authorities that are imposed on specific revenue- producing transactions and collected from customers/subscribers.

Cost of Revenue

Cost of revenue primarily consists of, (1) personnel-related compensation costs of local operations teams and teams that provide phone, email and chat support to users, (2) repair and maintenance expenses of vehicles, (3) payment gateway charges, (4) depreciation of devices for keyless entry system and GPS which are installed in the vehicles of Hosts, (5) software support and maintenance, and (6) other direct expenses. We expect that the cost of revenue will continue to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on the platform. However, cost of revenue may vary as a percentage of revenue from period to period based on activity on the platform.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related expenses for executive management and administrative functions, including finance and accounting, legal, and human resources. General and administrative expenses also include certain travel expenses, professional service fees, including legal expenses, rent expenses, office expenses, repairs and maintenance of office equipment and furniture, directors’ and officers’ insurance and other expenses. We further expect to continue incurring general and administrative expenses of operating as a public company, including expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a Nasdaq, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations, and professional services expenses. We expect general and administrative expenses will reduce on absolute dollar basis owing to our efforts to manage costs.

Finance Costs

Finance costs consist primarily of interest on vehicle loans and finance leases, Discount and issuance cost of Redeemable Promissory Notes, Senior Subordinated Convertible Promissory Notes (“SSCPN”) issue expenses and other borrowing costs. Costs recognized on account of change in fair valuation of preferred stock warrant, unsecured convertible note and derivative financial instruments are included. In addition, it also includes discount on the issue of unsecured convertible note.

Other (Income) and Expense, Net

Other (income) and expense, net consists primarily of change in fair value of the preferred stock warrant and the unsecured convertible note ,, Gain on termination/ modification of finance leases, interest income, (gain)/loss on sale of assets & assets held for sale, Loss on assets written off, loss on foreign currency transactions and balances, and other expenses.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	June 30, 2024	June 30, 2023
Net revenue	2,240,985	2,614,618
Costs and expenses
Cost of revenue	1,512,289	3,610,982
Technology and development	901,781	1,326,879
Sales and marketing	802,571	2,705,962
General and administrative	2,398,912	2,473,779
Total costs and expenses	5,615,553	10,117,602
Loss from operations	(3,374,568)	(7,502,984)
Finance costs	551,003	21,520,558
Finance costs to related parties	-	12,861
Other Income, net	(1,393,992)	(251,219)
Other income from related parties	-	(4,050)
Loss before income taxes	(2,531,579)	(28,781,134)
Provision for income taxes	-	-
Net loss	(2,531,579)	(28,781,134)

The following table sets forth our results of operations as a percentage of net revenue:

	Three months ended
	June 30, 2024	June 30, 2023
Net revenue	100%	100%
Costs and expenses
Cost of revenue	67%	138%
Technology and development	40%	51%
Sales and marketing	36%	103%
General and administrative	107%	95%

Total costs and expenses	251%	387%
(Loss) income from operations	-151%	-287%
Finance costs	25%	823%
Finance costs to related parties	0%	0%
Other income, net	-62%	-10%
Other income from related parties	0%	0%
(Loss) income before provision for income taxes	-113%	-1101%
Provision for income taxes	0%	0%
Net (loss) income	-113%	-1101%

Net Revenue

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Revenues from services	$2,206,402	$2,614,618	$(408,216)	-16%
Other revenues	34,583	-	34,583	100%
Net Revenue	2,240,985	2,614,618	373,633	-14%

Our total net revenue for the three months ended on June 30, 2024, and June 30, 2023, was $2.24 million and $2.61 million, respectively, representing a decline of $0.37 million, or 14%. Total number of Bookings, Booking Days and GBV also declined by 9%, 8% and 14%, respectively, in the three months ended June 30, 2024, versus the previous comparable period.

In the peer-to-peer car sharing model, we continued to take several measures to improve profitability, such as (i) reduction of cash incentives paid to Hosts and (ii) introduction of cancellation fees for Host and Guest. These and other cost rationalization strategies resulted in improved unit profitability at the expense of reducing booking days growth, resulting in lower Booking Days, GBV and Net revenue for the three months ended on June 30, 2024, compared to the same period in 2023.

Costs and Expenses

	Three months ended
	June 30, 2024	June 30, 2023	Change	% Change
Cost of revenue	$1,512,289	$3,610,982	$(2,098,693)	-58%
Technology and development	901,781	1,326,879	(425,098)	-32%
Sales and marketing	802,571	2,705,962	(1,903,391)	-70%
General and administrative	2,398,912	2,473,779	(74,867)	-3%
Total costs and expenses	5,615,553	10,117,602	(4,502,049)	-44%

Cost of Revenue

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Cost of revenue	$1,512,289	$3,610,982	$(2,098,693)	-58%

Cost of revenue was $1.51 million during the three months ended June 30, 2024, as compared to $3.61 million during three months ended June 30, 2023, a decrease of $2.10 million, or 58%. This decrease was driven by overall Company-wide efforts to drive greater operational efficiency. Key drivers of the cost savings include $0.58 million reduction in personnel costs (driven by headcount reductions in India, and the closure operations in Vietnam in the three months ending June 30, 2023 and then closure of operations in Egypt and Indonesia during the three months ending June 30, 2024 as well as a $0.07 million decrease in ESOP related costs during the three months ended June 30, 2024), a decrease of $0.46 million of uncollected customer charges which charges were paid to the Host by the Company as part of its business customary practice. Repair and maintenance charges were reduced by $0.56 million during the three months ended June 30, 2024, by optimizing network of third-party vehicle garages, entering new pricing contract with these garages, and reducing accident rate by strengthening the Guest verification process.

We further achieved savings of $0.20 million for software support and maintenance charges due to optimization of cloud cost and google maps services which were comparatively higher during the three months ending June 30, 2023, owing to the higher spends on brand marketing which brought more customers on the platform increased searches without any material impact on booking. Further, there was cost savings of $0.13 million on account of depreciation on tracking devices during the three months ended June 30, 2024, as compared to three months ended June 30, 2023, since these devices were completely depreciated in the previous Fiscal year ending March 31, 2024.

Technology and Development

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Technology and development	$901,781	$1,326,879	$(425,098)	-32%

Technology and development expenses totaled $0.90 million during the three months ended June 30, 2024, as compared to $1.33 million during the three months ended June 30, 2023, a decrease of $0.43 million, or 32%. This decrease was driven by employee benefit costs reductions of $0.29 million (including $0.04 million of additional ESOP charges during the three months ended June 30, 2023), and a further reduction of $0.14 million in IT platforms support costs as the Company continues to optimize usage of cloud-based IT services while enabling more in-app features for Guests and Hosts.

Sales and Marketing

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Sales and marketing	$802,571	$2,705,962	$(1,903,391)	-70%

Sales and marketing expense totaled $0.80 million during the three months ended June 30, 2024, as compared to $2.71 million during the three months ended June 30, 2023, a decrease of $1.90 million, or 70%, primarily driven by a $1.40 million reduction in brand marketing expenses incurred on brand visibility subsequent to migration to peer-to-peer car sharing platform, and $0.34 million reduction in performance marketing expenses. Further there was a reduction of $ 0,05 million in Host incentives (this reflects the portion of the host incentives accounted for as sales and marketing expense), $0.03 million optimization in referral bonuses paid to existing Hosts for referring new Hosts during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Personnel-related costs decreased by $0.08 million due to reductions in headcount.

General and Administrative

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
General and administrative	$2,398,912	$2,473,779	$(74,867)	-3%

General and administrative expenses were $2.40 million during the three months ended June 30, 2024, as compared to $2.47 million during the three months ended June 30, 2023, a reduction of $0.07 , or 3%. The reduction during the three months ended June 30, 2024, was driven by reduction travel expenses, surrender of operating lease premises in India.

Finance Costs

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Finance costs	$551,003	$21,520,558	$(20,969,555)	-97%
Finance costs to related parties	-	12,861	(12,861)	-100%

Finance costs were $0.55 million during the three months ended June 30, 2024, as compared to $21.52 million during the three months ended June 30, 2023, a reduction of $20.97 million, or 97%. This reduction was primarily due to $20.16 million charged during three months ended June 30, 2023 for fair value changes on SSCPN, derivative financial instruments, and convertible promissory notes and $1.04 million for note issue expenses incurred on these instruments. These instruments were settled upon the closing of the deSPAC transaction. However, this reduction was partially offset by $0.15 million in accrued interest on a redeemable promissory note and an increase of $0.14 million in other borrowing costs for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Other (income) and expense, net

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Other income, net	(1,393,992)	$(251,219)	$1,142,773	455%
Other income from related parties	-	(4,050)	(4,050)	-100%

Other income was $1.39 million during the three months ended June 30, 2024, versus other income of $0.25 million during the three months ended June 30, 2023, an increase of $1.14 million or 455%. The change in the fair valuation of unsecured convertible notes resulted in a net gain of $1.36 million recorded during the three months ended June 30, 2024, offset by a reduction of non-cash income related to change in fair valuation of preferred stock warrant liability to nil during the three months ended June 30, 2024, compared to $0.25 million recorded during the three months ended June 30, 2023. In addition, during the three months ended June 30, 2024, we recorded a loss of $0.09 million related to assets written off partly offset by reduction in loss on sale of assets of $0.07 million as compared to the same period in 2023.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below.

	Three Months Ended
	June 30, 2024	June 30, 2023
Gross profit/(loss)	$728,696	$(996,364)
Gross margin	33%	-38%
Contribution Profit/(loss)	459,161	(1,166,449)
Contribution margin	20%	-45%
Net loss	(2,531,579)	(28,781,134)
Adjusted EBITDA	(3,261,241)	(6,803,291)

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

We recorded a contribution profit of $0.46 million during the three months ended June 30, 2024, versus a contribution loss of $1.17 million during the three months ended June 30, 2023. Our gross profit improved to $0.73 million during the three months ended June 30, 2024, versus a gross loss of $1.00 million during the three months ended June 30, 2023, which was driven by significant reductions in cost of revenue due to the overall improvements in Companywide operational efficiencies accomplished over the past few quarters. In addition, host incentives and marketing costs (excl. brand marketing) were reduced significantly to $0.55 million during the three months ended June 30, 2024, versus $0.88 million during the same period in 2023, which further contributed to the Company achieving contribution profit as compared to contribution loss in the previous comparable period.

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

The following tables present reconciliations of gross profit/(loss) to contribution profit/(loss) and gross margin to contribution margin for each of the periods indicated:

Contribution Profit/(Loss)

	Three Months Ended
	June 30, 2024	June 30, 2023
Net revenue	$2,240,985	$2,614,618
Cost of revenue	$1,512,289	$3,610,982
Gross Profit/(Loss)	$728,696	$(996,364)
Add: Depreciation and amortization in COR	74,873	208,935
Add: Stock-based compensation in COR	-	67,509
Add: Overhead costs in COR (rent, software support, insurance, travel)	204,975	432,892
Less: Host Incentives and Marketing costs (excl. brand marketing)	549,383	879,421
Less: Host incentives	47,621	95,796
Less: Marketing costs (excl. brand marketing)	501,761	783,625
Contribution Profit / (Loss)	459,161	(1,166,449)
Contribution margin	20%	-45%

Adjusted EBITDA is a non-GAAP financial measure that represents our net income or loss adjusted for (i) provision for income taxes; (ii) other income and (expense), net; (iii) depreciation and amortization; (iv) stock-based compensation expense; and (v) finance costs.

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

We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating the results of our operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included adjusted EBITDA because it is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

Our adjusted EBITDA loss has improved to $3.26 million during the three months ended June 30, 2024, as compared to an adjusted EBITDA loss of $6.80 million during the three months ended June 30, 2023. This improvement is a result of broad-based cost reduction and optimization initiatives that reduced our cost of revenue, technology and development costs, sales and marketing costs, and general and administrative costs (as described above) during the three months ended June 30, 2024, as compared to the same period in 2023.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, Net (Loss) / Income:

	Three Months Ended
	June 30, 2024	June 30, 2023
Net (Loss)	$(2,531,579)	$(28,781,134)
Add/(deduct)
Stock-based compensation	-	444,212
Depreciation and amortization	113,327	255,481
Finance costs	551,003	21,520,558
Finance costs to related parties	-	12,861
Other income, net	(1,393,992)	(251,219)
Other income from related parties	-	(4,050)
Adjusted EBITDA	$(3,261,241)	$(6,803,291)

Liquidity and Capital Resources

During the three months ended June 30, 2024, and 2023 respectively, we generated negative cash flows from operations of $1.78 million and $6.44 million, respectively, reflecting greater operating cost efficiencies and reduced overhead expenditures in 2024. The Company incurred a net loss $2.53 million and $28.78 million during the three months ended June 30, 2024, and 2023, respectively, and the accumulated deficit amounts to $310.08 million and $298.78 million as of June 30, 2024, and 2023, respectively.

As of June 30, 2024, our cash and cash equivalents totaled $1.58 million, consisting of cash on hand, fixed deposits and other bank balances.

Our primary use of cash is to fund our existing operations. If we have sufficient working capital, we will continue to invest in product development and in our technology platform. We expect that our general and administrative expenses will be reduced on an absolute dollar basis due to our efforts to manage cost, use our cash effectively and improve profitability while managing our research and development programs. As on June 30, 2024, the Company’s cash position is critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

In October 2022, we entered into a Business Combination Agreement (BCA) for merger with Innovative International Acquisition Corp. (“IOAC”) In October 2022, we entered into a note purchase agreement with Ananda small business trust, an affiliate of the SPAC sponsor. Ananda small business trust has purchased notes worth $10.00 million. Additionally, pursuant to signing the BCA, the Company has entered into a warrant and convertible note agreement in February 2023 with new investors and has raised a total of $21.28 million (before fees) as of August 16, 2023 (which has converted at a discount in the deSPAC). On December 28, 2023, we completed our deSPAC transaction with IOAC and received cash of $5.77 million, assumed liabilities amounting to $21.5 million and unsecured promissory notes of $3.26 million were also assumed.

On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3.60 million in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 52,966,102 shares of Company common stock (the “June Warrants”) for gross proceeds to the Company of $3.00 million. The June Notes are due nine (9) months from the date of issuance,  provided that the Company is required to use the proceeds at the closing date of one or more subsequent equity, debt or other capital raise(s) or any sale of tangible or intangible assets with net proceeds sufficient to repay all or any portion of the amounts due under the June Notes, and bear interest at a rate of 15% per annum (up to 20% per annum during the occurrence of an Event of Default). The June Notes are also subject to optional redemption at the option of the Note Holder in the event of a change of control or upon occurrence of an Event of Default (in which case the June Notes are redeemable at a premium of 125% of the amount due thereunder). The June Notes contain certain negative covenants including, but not limited to, a prohibition on incurring indebtedness (other than certain permitted indebtedness) or allowing or suffering to exist any liens or encumbrances (other than permitted liens), repaying or redeeming any outstanding indebtedness other than the June Notes, redeeming or repurchasing any equity interests of the Company, declaring any dividends or distributions, changing the Company’s business, entering into any related party transactions or issuing any securities that would cause a breach or default of the June Notes. The June Notes also contain certain affirmative covenants, including, but not limited to, maintaining good standing, maintaining the Company’s property and intellectual property, maintaining current insurance policies and providing prompt notice in the event of an Event of Default or the commencement of voluntary bankruptcy or liquidation proceedings.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain Hosts and Guests, and the scope of future sales and marketing activities.

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date of the Unaudited Condensed Consolidated Financial Statements were issued. On June 20, 2024, upon closing of the June Aegis Securities Purchase Agreement, the Company has received $1.5 million of cash and cash equivalents after giving effect to the payment of offering fees and expenses and the payment of certain working capital expenditures. The Company believes that current cash and cash equivalents will allow the Company to continue operations through November 2024, assuming that the Company does not make any payments on its currently outstanding indebtedness and part of the future accruals. The Company was also recently advised by its largest investor and director that he would no longer commit to continue his support to the Company in the event that any liquidity requirements arise in the future. Accordingly, the Company will need to raise additional capital imminently. On June 18, 2024, the Company entered into a non-binding letter of engagement with Aegis Capital Corp. to explore a follow-on financing transaction.

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

Financing Arrangements

We have financed our operations through revenue generated from sales, borrowings, and issuance of Common Stock, preferred stock, senior subordinated convertible promissory notes, convertible promissory note and unsecured convertible notes and redeemable promissory notes.

Debentures and Other Borrowings from Financial Institutions

We have obtained loan facilities from various financial institutions during earlier time periods, which remained outstanding as of June 30, 2024.

Issue of Common Stock

In December 2023, we raised $5,000,000 against issuance of 1,666,666 shares to Mohan Ananda, Chairman of Board of Directors and our largest shareholder.

In May 2024, we issued 12,512,080 shares to ACM Convert LLC to settle a part of the unsecured promissory note liability.

Issue of Unsecured Convertible Note

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
Statements of Cash Flows Data:	June 30, 2024	June 30, 2023
Net cash used in operating activities	$(1,776,412)	$(6,436,166)
Net cash flows generated from investing activities	317,040	146,406
Net cash generated from financing activities	1,561,327	7,010,786
Effect of foreign exchange on cash and cash equivalents	(14,616)	(40,789)
Net increase in cash and cash equivalents	$101,955	$428,214

Operating Activities

Net cash used in operating activities was $1.78 million and $6.44 million for the three months ended June 30, 2024, and June 30, 2023, respectively. The major drivers contributing to the decrease of $4.66 million quarter-over-quarter included the following:

1.

Decrease in net loss of $26.25 million and including adjustments for non-cash items contributed lower cash outflow of $22.47 million during the three months ended June 30, 2024, compared to three months ended June 30, 2023. These adjustments include fair value changes in financial instruments, SSCPN issue expense, stock-based employee compensation, depreciation and amortization of long-lived assets and intangibles assets, among others.

2.	Net increase in working capital of $0.88 million was a result of improved working capital management during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Investing Activities

Net cash generated from investing activities totaled $0.32 million for the three months ended June 30, 2024, as compared to Net cash used for investing activities totaled $0.15 million during the same period in 2023. The increase in cash generated during the three months ended June 30, 2024, is largely attributable to receipt of proceeds from maturity of investment in fixed deposits during the current three months as compared use of proceeds towards purchase of vehicle tracking devises and investment in fixed deposits during the three months ended June 30,2023.

Financing Activities

Net cash generated from financing activities totaled $1.56 million and $7.01 million during the three months ended June 30, 2024, and June 30, 2023, respectively. The Company received proceeds from the issuance of redeemable promissory note amounting to $3.00 million, $0.49 million paid in relation to note issuance expenses of redeemable promissory note and debt repayment of  $0.95 million during the three months ended June 30, 2024 as compared to higher  proceeds from the issuance of Senior Subordinated convertible promissory note of $8.66 million which was partly offset by note issuance cost, debt repayments and principal payment of finance lease obligations totaled to $1.64 million, during the three months ended June 30, 2023. As the Company’s cash position decreased, critical payments and debt repayments were not being made in the ordinary course of business.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business.

Below is a table that shows our contractual lease obligations as of June 30, 2024:

	Three Months ended June 30, 2024
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases
2025	$246,582	$6,459,810
2026	344,738	-
2027	361,497	-
2028	379,095	-
2029	397,572	-
Total Lease Payments	1,729,484	6,459,810
Less: Imputed Interest	457,088	593,442
Total Lease Liabilities	$1,272,396	$5,866,368

Borrowings

The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a material penalty are not included in the table above.

As at	June 30, 2024
Current
Non-convertible debentures
7.7% Debentures	$334,727
Term loans
- from non-banking financial companies (NBFCs)
- Mahindra & Mahindra Financial Services Limited	602,346
- TATA Motors Finance Limited	2,254,635
- Kotak Mahindra Financial Services Limited	348,732
- Jain and Sons Services Limited	47,875
- Mercury Car Rentals Private Limited	215,437
- Orix Leasing and Financial Services India LTD	161,761
- Clix Finance India Private Limited	126,574
4,092,087

Total maturity for the year ending on March 31,

2025	$4,092,087
$4,092,087

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

(A)	Claims filed against the Company by customers and third parties amounted to $4,493,881 and $4,565,949 as at June 30, 2024, and March 31, 2024, respectively. These claims have been made for personal injuries (customer and/or third parties) and amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damage done to vehicles during an active trip. The Company has procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from these claims will be covered by the insurance. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B)	The Company has received various orders from time to time from Indian indirect tax authorities.

The Company has received an order disallowing input credit taken on certain vehicles purchased for the period from July 2017 to July 2019 amounting to $547,292 (March 31, 2024: $548,635). The Company has made a deposit of $129,919 against this litigation.

The Company received a show cause notice for service tax liability on booking fees and penalty charges collected for the period October 2014 to July 2017 amounting to $4,427,199 (March 31, 2024: $4,438,067).

The Company has filed an appeal against the above orders before the higher authority.

The Company has received demand notice for $34,035 from Indian indirect tax authorities for the period April 2017 to September 2017 due to disallowance input tax credit.

The Company has received show cause notice from Indian indirect tax authorities disputing the goods and service tax input availed and the rate of input availed amounting to $1,052,292 (March 31, 2024: $1,054,875).

The Company has filed submissions and is awaiting further communication on the matter.

The Company has received various show cause notices amounting to $3,279,638 from Indian indirect tax authorities for the period April 2017 to March 2021 due to disallowance of input tax credit. The Company has filed submissions for some of the matters and is in the process of filing replies for pending matters. The Company has received a show cause notice for $102,854 dispute in payment of GST dues. The Company has filed an appeal against the notice before higher authority. With respect to a show cause notice included above pertaining to FY 19-20, a notice has been received on July 31, 2024, reducing the total liability and imposing a penalty of 10% on the revised tax liability. However, as per the new Finance Bill, the penalty is not payable if the tax amount has been paid.

Based on the submissions provided to the authorities and documents available, the Company is confident that no outflow is expected. Hence the Company has not recorded any provision as at June 30, 2024, and March 31, 2024, for the above matters.

(C)	As at June 30, 2024, there are 6,254 bookings in progress. The Company bears the risk of loss or damage to the host vehicle with respect to such bookings. The Company makes certain assumptions based on currently available information to estimate the trip protection reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open and the results of any related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous projections.

(D)	In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $406,086 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

(E)	On January 30, 2024, the Company received a statement of arbitration claims involving warrant holders seeking damages of at least $10,000,000 purportedly arising from the alleged breaches of certain agreements between the Company and warrant holders. Additionally, the Claim requests additional amounts for attorneys’ fees and costs, as well as an order of rescission regarding the issuance of certain allegedly wrongfully dilutive shares of the Company’s stock issued in connection with the business combination or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Zoomcar common stock to the warrant holders. The Court denied the temporary injunctive relief and passed an order to prevent issuance of securities to insiders and allowing Claimants to attach Company’s assets up to $3,500,000 if, and only if, located in New York. No further action has been taken as JAMS arbitration panel is yet to be appointed. The claimants have filed a case in New York County Supreme Court seeking relief in aid of the arbitration claim to secure potential recovery. On June 18, 2024, the parties agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025. Zoomcar is examining its legal options with respect to the Claim and the Court action. The Company believes that the claims are baseless and there was no breach of agreements as alleged.

(F)	In August 2022, the Company received a complaint and a demand for trial by jury from Randall Yanker (complainant) towards non-payment of performance bonus consideration based on the consulting agreement dated May 1, 2020. The Company had entered into an agreement with the complainant for a wide range of business development services towards the growth of the Company.

The Company had terminated this agreement via an email communication to Randall Yanker on January 7, 2022, in line with the termination clause of the consulting agreement dated May 1, 2020. However, the complainant has filed a complaint seeking damages amounting to $15.9 million towards breach of contract claims, as well as costs, attorneys’ fees, and interest on the $15.9 million amount. The Company believes the claims in the complaint are baseless and violative of the applicable law. The Company has filed a motion to dismiss the case and is pending the Court’s consideration of the same. However, the Company believes the likelihood of payment of above damages is possible.

The outcome of the above legal proceedings cannot be determined at this time, and there can be no assurance as to the ultimate resolution of these matters or the potential impact on the Company’s financial position, results of operations, or cash flows The Company will continue to monitor these proceedings closely and provide updates as necessary in future financial disclosures.

(G)	Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2022 tax returns.

As at March 31, 2024, tax returns for years ended March 31, 2020 and onward remain subject to examination by tax authorities in India. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.

The Company received an order for fiscal year 2015-16 in relation to non-deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $128,712 (March 31, 2024: $129,027 ) including interest of $45,672 (March 31, 2024: $45,784). Penalty of $128,712 has been claimed but the proceedings are kept under abeyance until the above order is disposed off.

The Company has received an order for disallowance of lease payment, interest and prior period expense for the fiscal year 2015-16 amounting to $1,156,269 (March 31, 2024: $1,159,108) and for fiscal year 2017-18 amounting to $2,111,872 (March 31, 2024: $2,123,071) for disallowance of lease payment and PF contribution. The Company has received a notice for fiscal year 2019-20 in relation to verification of expenses with regards to a service provider amounting to $23,937. The Company has received a notice for fiscal year 2019-20 proposing disallowance of $439,384 towards depreciation expense.

The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position for the period ended June 30, 2024 and year ended March 31, 2024, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

Critical Accounting Policies and Estimates

The Company prepared its financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements, as well as revenue and expense recorded during the reporting periods. The Company evaluates our estimates and judgments on an ongoing basis.

The Company bases its estimates on historical experience and or other relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ materially from management’s estimates.

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for further information related to our critical accounting policies and estimates, which are as follows:

Debt

The debt instruments of the Company consist of debentures and term loans from financial institutions. The Company based on available proceeds makes periodic prepayments of scheduled instalments and the same has been accounted under ASC 470-50.

Redeemable Promissory Notes During the period ended June 30, 2024, the Company has issued Redeemable Promissory Notes which are repayable at the principal value on maturity date and has been accounted for under ASC 470-10. The Company issued these Redeemable Promissory notes on discount and incurred expenses on issue of the Redeemable Promissory Notes. As per ASC 835, the discount and the expenses incurred on issue of the Redeemable Promissory Notes have been amortized over the period of the Redeemable Promissory note on a straight-line basis.  The Redeemable Promissory Notes liabilities have been presented net off the discount and issue expenses.

Debt Issuance costs Debt issuance costs consist primarily of arrangement fees paid to Placement agent, professional fees and legal fees. These costs are netted off with the related debt and are being amortized to interest expense over the term of the related.

The debt has been classified into current or non-current based on the payment terms of the debt instruments. Non-current obligations are those scheduled to mature beyond twelve months from the date of the Company’s Condensed Consolidated Balance Sheet.

Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the Condensed Consolidated Balance Sheets. In accordance with ASC 815- 40, Derivatives and Hedging- Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the Condensed Consolidated Balance Sheet at fair value with any changes in its fair value recognized currently in the Condensed Consolidated Statement of Operations.

(a)	Warrants issued along with Redeemable Promissory Note:

During the three months ended June 30, 2024, the Company issued warrants along with Redeemable Promissory Note and as consideration to placement agents for the issuance of the Redeemable Promissory Note.

These warrants were classified as equity in accordance with ASC 815-40 since all the conditions required for equity classification are met. Upon issuance of the warrant, the Company had allocated a portion of the proceeds from the issuance of its Redeemable Promissory Note to the warrant based on the relative fair values of warrants and Redeemable Promissory Note in accordance with ASC 820.

(b)	Warrants issued along with SSCPN and to placement agent (‘Derivative financial instrument’):

During the year ended March 31, 2024, the Company issued warrants along with Senior Subordinated Convertible Promissory Note (“SSCPN)” and as consideration to placement agents for the issuance of SSCPN.

These warrants were derivative in accordance with ASC 815-10-15-83 since they contained an underlying, had cash less payment provisions, that could have been net settled in shares and had a very minimal initial net investment. Accordingly, the derivatives were measured at fair value and subsequently revalued at each reporting date until the close of Reverse Recapitalization consummated during year ended March 31, 2024.

(c)	Warrants issued to preferred stockholders:

The Company also had preferred stocks and common stocks warrants issued during the year ended March 31, 2022, and were classified as liabilities and equity respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2024 and June 30, 2024.

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

Warrants to be converted into common stock:

The Company’s warrants to purchase common stock were classified as equity. Upon issuance of the warrant, the Company had allocated a portion of the proceeds from the issuance of its preferred stock to the warrant based on the relative fair values of warrants and preferred stock.

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

The Company continued to adjust the liability classified warrant for changes in the fair value until the Reverse Recapitalization transaction at which time the warrants were reclassified to additional paid-in-capital.

Financial liabilities measured at fair value

Convertible Promissory notes (“Notes”), Senior Subordinated Convertible Promissory Note (“SSCPN”) and Unsecured Convertible Note (“Atalaya Note”)

During the year ended March 31, 2024 the Company issued Notes and SSCPN. The Company evaluated the balance sheet classification for these instruments into debt or equity, and accounting for conversion feature. As per ASC 480-10-25-14, the Notes and SSCPN were classified as liabilities because the Company intended to settle them by issuing variable number of shares with a fixed and known monetary value at the time of inception. However, the Company had elected fair value option for these Notes and SSCPN, as discussed below and thus did not bifurcate the embedded conversion feature.

Fair Value Option (“FVO”) Election

The Company accounted for Notes and SSCPN under the fair value option election of ASC 825, Financial Instruments (“ASC-825”) as discussed below.

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

The estimated fair value adjustment, as required by ASC 825-10-45-5, was recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized under Finance costs shown as “Change in fair value of Notes” and “Change in fair value of SSCPN” in the accompanying Condensed Consolidated Statement of Operations. With respect to the above Notes and SSCPN, as provided for by ASC 825-10-50- 30(b), the estimated fair value adjustments were presented as a separate line item in the accompanying Condensed Consolidated Statement of Operations, since the change in fair value of the Notes and SSCPN payable were not attributable to instrument specific credit risk.

During the year ended March 31, 2024, as a result of consummation of the Business Combination by way of Reverse Recapitalization, the Notes and SSCPN outstanding were converted into 5,975,686 shares of the Company’s Common Stock.

The SSCPN and Notes were adjusted for their carrying value through Condensed Consolidated Statement of Operations as on date of Reverse Recapitalization and credited at carrying value to the capital accounts upon conversion to reflect the stock issued.

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

Foreign Currency Exchange Risk

We transact business globally in multiple currencies, primarily Indian Rupees, U.S. Dollars, Singapore Dollars, Euros, Egyptian Pound, Vietnamese Dong and Indonesian Rupiah. Revenue as well as costs and expenses denominated in foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. Dollar. We are exposed to foreign currency risks related to our revenue and operating expenses, along with certain intercompany transactions, denominated in currencies other than the U.S. Dollar, primarily Indian Rupees. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our entities that primarily recognize revenue in currencies other than the U.S. Dollar incur expenses in the same underlying currencies and, as such, we do not believe that foreign currency exchange risk has had a material effect on our business, results of operations or financial condition. A hypothetical 5% adverse change in the value of Indian Rupee in relation to U.S. dollar, which is our single most significant foreign currency exposure, would have decreased total revenue and net loss for the year ended March 31, 2024, by approximately $0.46 million and $1.04 million, respectively. We have experienced, and will continue to experience, fluctuations in our net loss or income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. These items are presented within Other income (expense), net, in our unaudited condensed consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cashflows for the periods presented in conformity with GAAP.

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

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, as of June 30, 2024, we identified six material weaknesses in our internal control over financial reporting related to:

(i)	Our controls were not adequately designed to properly monitor and document related party transactions.

(ii)	Our controls over independent review and documentation of third-party specialists and advisors’ reports were not operating effectively. We rely on third-party specialists for critical assessments, such as fair value measurements and preparation of key schedules and financial statements. However, we failed to establish a consistent process for independently reviewing these third-party specialist and advisor reports before incorporating them into our financial statements.

(iii)	Our controls over financial reporting, specifically related to the inadequacy of our financial reporting policies and procedures, were not operating effectively. The Company lacks financial reporting policies and procedures that are commensurate with GAAP and SEC reporting requirements

(iv)	Our resources are deficient in comprehensive knowledge and expertise pertaining to technical accounting and SEC reporting requirements.

(v)	Our controls over the financial statement close process do not provide sufficient evidence.

(vi)	Our controls were not adequately designed to provide sufficient documentation and review of the operating effectiveness of Information Technology General Controls (‘ITGC’) for information systems that are relevant to the preparation of the Company’s unaudited condensed consolidated financials. Specifically, our user access controls were not adequately designed or implemented, our change management process lacked rigor and documentation and our monitoring of ITGC controls was insufficient.

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

We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes. The actions we are taking are subject to ongoing executive management review and are also subject to the oversight of the Audit Committee. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate these material weaknesses, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our unaudited condensed consolidated financial statements may be materially misstated.

This quarterly report on Form 10-Q does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, we are not currently subject to any material claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory disputes and proceedings (collectively, “Legal Proceedings”) and we are not subject to any pending Legal Proceedings in any of the jurisdictions where we operate other than in India. We have received communications relating to certain legal proceedings, as described in our Form 10-K/A under the title “Risk Factors — A former consultant to Zoomcar has commenced a lawsuit against Zoomcar asserting that he is entitled to compensation in connection with prior Zoomcar transactions and the Business Combination” and “Risk Factors — A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested.” We may become subject to other Legal Proceedings over time or from time to time, in the ordinary course of our business and as our business continues to grow and expand over time. Becoming involved with Legal Proceedings, regardless of the outcome, may result in substantial cost and diversion of our resources, including our management’s time and attention.

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

On August 4, 2023, a former consultant to Zoomcar filed a complaint against Zoomcar in the United States District Court for the Southern District of New York. The complaint contains breach and anticipatory breach of contract claims arising from a letter agreement, effective as of May 2020, between Zoomcar and the former consultant, which engagement letter was terminated by Zoomcar in January 2022. The plaintiff alleges that the terms of the engagement letter entitle him to cash and warrants to purchase Zoomcar shares in relation to prior Zoomcar transactions and upon consummation of the proposed Business Combination. The complaint seeks declaratory relief affirming the plaintiff’s alleged continuing right to receive compensation from Zoomcar under the engagement letter, together with attorneys’ fees, costs, and interests, as well as punitive damages. Zoomcar disputes the allegations, is exploring its legal options, and intends vigorously to defend itself; the case remains pending.

On January 30, 2024, Zoomcar received a statement of arbitration claim (the “Claim”) before Judicial Arbitration and Mediation Services, Inc. (“JAMS”), with Aegis Capital Corp. (“Aegis”), Adam Stern, and the Robert J. Eide Pension Plan being the claimants therein. The Claim alleges breaches of certain agreements between (a) Aegis and Zoomcar, and (b) Adam Stern and the Robert J. Eide Pension Plan as warrant holders, on the one hand, and Zoomcar on the other; it seeks damages “preliminarily believed to be” at least $10,000,000 purportedly arising from the alleged breaches, though the Claim does not set forth any basis for that preliminary belief, additional amounts for attorneys’ fees and costs, as well as an order of rescission with respect to the issuance of certain allegedly wrongfully dilutive shares of Zoomcar stock issued in connection with the business combination between Zoomcar and Innovative International Acquisition Corp. or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Zoomcar common stock to the claimants. Zoomcar is examining its legal options with respect to the Claim. On January 31, 2024, the Zoomcar claimants filed an action in the New York State Supreme Court, including an order to show cause seeking substantially the same relief as the Claim on a declaratory basis along with temporary injunctive relief. The Court denied the temporary injunctive relief and has scheduled a hearing on the order to show cause for February 21, 2024. Zoomcar is examining its legal options with respect to the Claim and the Court action. The Company believes that the claims are baseless and there was no breach of agreements as alleged. Claimants filed a separate order to show cause seeking attachment of the Company’s assets arguing the Company did not have sufficient working capital to satisfy a potential award based on its public filings. The Court found that while Claimants had not shown a likelihood of success on their theory of the case, it was likely something would be owed. An order granting claimants the right to attach up to $3,399,878 of Zoomcar’s assets in New York along with other relief, was issued and later modified by the New York Appellate Division, First Department. A motion seeking to stay or modify that order is currently pending in the First Department and the parties are awaiting the start of arbitration.  On June 18, 2024, in connection with the Company’s agreement to engage Aegis as placement agent as mentioned under ‘Liquidity and Capital Resources’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The parties have thereafter agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025.

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

In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Certain statements in “Risk Factors” are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” immediately following this risk factors summary, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Common Stock or Public Warrants and result in a loss of all or a portion of your investment:

●	Our current business model’s limited operating history and financial results make our future results, prospects and the risks we may encounter difficult to predict.

●	We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise additional funds to finance operations and as a result there is substantial doubt about our ability to continue as a going concern;

●	Certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations;

●	Our operating and financial forecasts are subject to various known and unknown contingencies and factors outside of our control and may not prove accurate, and we may not achieve results consistent with management’s expectations;

●	Various factors, some of which are outside of our control, which may adversely affect our business operations, our competitive standing, and the market price of our Common Stock;

●	If we do not retain existing Hosts, or attract and maintain new Hosts, or if Hosts fail to provide an adequate supply of high-quality vehicles, our business, financial condition, and results of operations may be negatively impacted;

●	If we fail to retain existing Guests, or attract and maintain new Guests, our business, financial condition, and results of operations may be negatively impacted;

●	If we are unable to introduce new or upgraded platform features that Hosts or Guests recognize as valuable, we may fail to retain and attract such users to our platform and our operating results would be adversely affected;

●	The market for online platforms for peer-to-peer car sharing is relatively new, competitive, and rapidly evolving If we fail to successfully adapt to developments in our market, or if peer-to-peer car sharing online platforms do not achieve general acceptance, it could adversely affect our business, financial condition and operating results;

●	We require additional capital to support current operations and will require additional capital to support the growth of our business, which may not be available on terms acceptable to us, or at all;

●	Our success depends upon our ability to maintain favorable customer reviews and ratings, and if our reputation suffers, our business, financial condition and operating results may be adversely affected;

●	Maintaining and enhancing our brand and reputation is critical to our business prospects. While we have taken significant steps to build and improve our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer;

●	Breaches and other types of security incidents of our networks or systems, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing Hosts and Guests and attract new Hosts and Guests, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects.

●	Our business depends on attracting and retaining capable management, technology development and operating personnel;

●	We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures;

●	We are in the process of remediating identified material weaknesses in our internal controls and if we fail to remediate these weaknesses or otherwise fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies;

●	Geographic areas in which Zoomcar operates and plans to operate in the future have been and may continue to be subject to political and economic instability, and certain laws and regulations in the Indian jurisdiction where Zoomcar operates are currently evolving;

●	We may incur liability for the activities of Hosts or Guests which could harm our reputation, increase our operating costs, and adversely affect our business, financial condition and operating results. ;

●	Our business operations may result in losses for which we are not insured;

●	The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent board members;

●	We are the subject of litigation and may not have the ability or the cash to successfully defend such litigation that has been and may in the future be brought against us;

●	If we fail to comply with the listing requirements of Nasdaq (including the requirement to maintain a minimum bid price of $1 per share, a minimum market value of listed securities of $50,000,000 for which we have received a deficiency notice), we would face possible delisting, which would result in a limited public market for our securities;

●	We are an “emerging growth company” within the meaning of the Securities Act, and, if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors;

●	Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including triggering the most favored nation features of our Convertible Notes and the anti-dilution protection in the warrants issued in 2024. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock;

●	We have issued a significant number of options and warrants and exercise of these securities and the sale of the shares of Common Stock issuable thereunder (along with the issuance of any similar securities in the future, including any securities issuable to White Lion pursuant to the Common Stock Purchase Agreement)will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock;

●	Future sales (including potential sales of securities to White Lion pursuant to the Common Stock Purchase Agreement), or the perception of future sales, by us or our stockholders in the public market could cause the market price for the Common Stock to decline;

●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition; and

●	Natural disasters, including and not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.

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

We have a history of operating losses and expect to continue incurring operating losses in the foreseeable future as we continue to develop our current business model and enhance our platform offerings. We also have indebtedness that is in default in excess of our current capital resources (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”). On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 52,966,102 shares of Company common stock (the “June Warrants”) for gross proceeds of $3,000,000. While we anticipate that these proceeds will provide us with the necessary cash and cash equivalents to support our business and operations through the end of November 2024, assuming that the Company does not make any payments on its currently outstanding indebtedness, there can be no assurance that this will be the case. Even if our current cash position supports operations through the end of November 2024, we cannot assure that this cash will be sufficient in the longer run or that we will not be required to obtain a further infusion of cash funds to support our operations or address the indebtedness. Accordingly, we believe that additional funds will be imminently required to support current operations and, in the long term, the growth of our business. Our operations have consumed substantial amounts of cash, and we have incurred operating losses since we began operating in 2013. While our cash consumption has been reduced following our business transition from short-term rental of vehicles owned by or leased to Zoomcar to an online platform for peer-to-peer car sharing, we have consumed significant amounts of cash in effecting such transition in terms of technology and platform innovation, and our cash consumption has varied over time. Our cash needs will depend on numerous factors, including our revenues, upgrade and innovation of our peer-to-peer car sharing platform, customer and market acceptance and use of our platform, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations, continued improvement, upgrading or innovation of our platform, and expand our international outreach. If we are unable to secure such additional financing, it will have a material adverse effect on our business, and we may have to limit operations in a manner inconsistent with our development.

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

Our success in a given geographic market depends on our ability to establish and grow the scale of our platform in that market by attracting Hosts and Guests to our platform. We depend upon having Hosts register high quality vehicles on our platform, maintain the safety and cleanliness of their vehicles, and ensure that the descriptions and availability of their vehicles on our platform are accurate and up to date. These practices are beyond our direct control and the number of vehicles shared by Hosts and resulting bookings options available to Guests on our platform may decline based on a number of factors including, among other things, public health and safety concerns, including pandemics/epidemics; economic, social, and political factors; state laws and regulations regarding car sharing, or the absence of such laws and regulations, challenges obtaining, insuring, financing and servicing vehicles to list on the platform, some of which may be exacerbated by infrastructure challenges in the emerging market where we operate our business. If Hosts register and offer fewer high-quality vehicles to Guests on our platform, our bookings and revenues may decline, and our results of operations could be materially adversely affected. Further, if Hosts with available vehicles choose not to offer their vehicles through our platform because competitive carsharing platforms emerge that Hosts find more attractive than our platform, Hosts may be unwilling to continue registering vehicles or making them available for bookings through the platform. For example, Hosts may cease or reduce vehicle registrations or the periods of time they make cars available for bookings for any number of reasons, such as competitor platforms having more Guests making bookings, risk of vehicle damage for which Hosts may not be able to recoup damages from Zoomcar or hesitancy to install the IoT GPS-enabled tracking device we require Hosts to affix to vehicles upon platform registration or for any other reason, we may lack sufficient supply of vehicles to attract Guests to utilize our platform. If Hosts do not share sufficient numbers of vehicles, or if the vehicles they register to our platform are less attractive to Guests than vehicles offered by competitors, our revenue would likely decline and our business, financial condition, and results of operations could be materially adversely affected.

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

Additionally, if we are unable to compete with other car sharing platforms and other mobility solutions in the markets in which we operate, our bookings will decrease, and our financial results will be adversely affected. Guests desiring to book vehicles through our platform must pay booking fees, which include, among other fees, “upfront booking fees,” less any applicable discounts and credits, and “value added” or trip-protection fees payable at the time of a booking; other charges may also be incurred by Guests after a booking, such as trip cancellation fees, gasoline fees, late fees and other charges. Many of these fees are generated through our platform functions and some of the fees are selected by Guests from a range of options presented to them at the time of a booking. If our booking and trip-related fees are not competitive, or our platform functionality is not appealing or outdated, or negative reviews or publications are released in connection with our platform, Guests may stop or reduce their use of our platform, our business, results of operations, reputation, and financial condition may be adversely affected.

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

Further, as a result of the consummation of the Business Combination, we expect our expenses to continue to increase substantially in connection with the actions and efforts we will need to take in preparing for and operating as a public company. Moreover, we expect our expenses to increase significantly in connection with our ongoing activities, including the continuing increase in our technological capabilities with respect to IoT, machine learning, and artificial intelligence. We do not currently have sufficient cash resources to operate our business beyond November 2024 (assuming that we do not repay any of our outstanding indebtedness) and accordingly, will need to raise capital imminently to continue our operations and to fully execute our business plan. Additionally, circumstances could cause us to consume capital more rapidly than we currently anticipate and if our cash resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities or identify and secure additional sources of capital. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of capital and lending markets and governmental regulations in India. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, will severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. In addition, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders. Additionally, fundraising efforts may divert our management from its day-to-day duties and activities, which may affect our ability to execute our business plan. If we do not raise additional capital imminently to continue operations in the short term or otherwise when required or in sufficient amounts and on acceptable terms, we may need to:

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

Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including triggering the most favored nation features of our Convertible Notes and the anti-dilution protection in the warrants issued in 2024. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

We will finance our immediate cash needs (and expect to finance our future cash needs until we become profitable, if ever) through equity offerings, debt financings or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We will require substantial funding to fund our business. Investors in the Zoomcar 2023 Private Financing (“Financing Investors”) received most favored nation exchange right provisions (the “MFN Noteholder Rights”) with respect to their convertible notes (“Convertible Notes”), and such provisions may have survived the Closing. Additionally, in June 2024 we issued warrants that contain an “alternative cashless exercise” provision which gives the warrant holder the right to exchange the warrant on a one-for-one basis for shares of Common Stock at any time that the warrant is exercisable without any cash payment and without regard to the then market price of the Company’s Common Stock or exercise price of the warrant. In addition, the warrants include a provision that resets the warrant exercise price with a proportionate adjustment to the number of shares underlying the warrant in the event of a reverse split of the Company’s Common Stock at any time between the issuance date and the three-year anniversary of the issuance date (a “Share Combination Event”). In the event of a Share Combination Event, the exercise price of the warrant will be reset to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price (VWAP) during the period commencing five trading days immediately after the date the Company effects a reverse stock split, subject to a floor price of $0.1416 (which is the “Minimum Price” under Nasdaq rules) prior to receipt of stockholder approval or $0.02832 following receipt of stockholder approval (in each case, adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction, the “Floor Price”). The warrants are also subject to full ratchet anti-dilution protection for any issuances of Company securities (other than certain excluded issuances) at a price or effective price (as determined in accordance with the terms of the warrant, the “Dilutive Issuance Price”) that is less than the then current exercise price of the warrants following the issuance date (a “Dilutive Issuance”). In the event of a Dilutive Issuance, the exercise price of the warrants will be reduced to the lower of the Dilutive Issuance Price and the lowest VWAP during the five consecutive trading days commencing after the date of the Dilutive Issuance, in each case, subject to the Floor Price, and there will be a proportionate adjustment to the number of shares underlying the warrant. In connection with the Business Combination, we also issued the Notes to ACM in satisfaction of certain transaction expenses associated with the Business Combination. The Notes contain price based anti-dilution protection on the conversion price of such Notes down to a floor price of $0.25 per share which has already been reached. While the Notes have already converted into the maximum number of shares permissible under the terms of the Notes without receiving stockholder approval, we may seek stockholder approval in the future to allow for the Notes to convert into additional shares. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, the MFN Noteholder Rights and anti-dilution provision may be triggered, and the terms of the newly issued securities may include liquidation or other preferences that adversely affect your rights.

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

Since November 2023, we are in violation of our scheduled monthly instalment payment obligations of $162,396 per month on our lease liability with Leaseplan India Private Limited (“Leaseplan”). Leaseplan notified us on February 7, 2024, that we are in default of our November 2023 payment, and we have not received a waiver from Leaseplan in relation to this default. If we are unable to obtain continued forbearance from Leaseplan on this loan and the overdue amount remains unpaid after 60 days from the date of default, an additional simple interest of 1.5% per month is levied for the subsequent 30 days. Should the default persist beyond this extended period, it will be deemed a breach of the agreement, possibly resulting in inter alia (a) the entire outstanding debt becoming due and payable amounting to $5,686,946 (excluding taxes), (b) Leaseplan repossessing of all vehicles from Zoomcar which were financed from Leaseplan, and (c) the withdrawal of a conditional waiver of $1.2 million which was given during a prior restructuring and will become immediately due and payable with interest of 1.5% per month. As of the date hereof, we are in default beyond the 30-day extended cure period of our November 2023 payment which may lead to any of the aforementioned actions against us. As of the date hereof, Leaseplan (i) has initiated the process of repossession of all vehicles, and (ii) has invoked the bank guarantee of $120,482 which was a security created by Zoomcar in favor of Leaseplan. Such outcomes may have a material adverse impact on our business, operations or financial condition.

Further, we are in violation of the final payment obligation of $215,437 principal amount as per the settlement agreement with Mercury Car Rentals Private Limited (“Avis”). As of the date hereof, Avis had issued a notice notifying us of this default. In this regard, we have made a partial payment towards the final payment obligation of $23,937 and have received an in-principal waiver from Avis on deferment of all further legal action against Zoomcar for a period of 60 days until August 10, 2024. For the period the remaining overdue amount remains unpaid, an interest at the rate of 24% per annum will be charged by Avis. Additionally, they may revoke the in-principal waiver and continue with available debt recovery proceedings as earlier notified by Avis. Such an outcome may have a material adverse impact on our business, operations or financial condition.

Further, we are in violation of the payment obligation of $167,937 as per the settlement deed with Orix Leasing and Financial Services Limited (“Orix”). As of the date hereof, Orix has issued a default notice as per the settlement deed notifying us of this default and we have not received a waiver from Orix in relation to the same. For the period the overdue amount remains unpaid an interest at the rate of 15% per annum will be charged by Orix and they may initiate legal action for resolution of the dispute. Such an outcome may have a material adverse impact on our business, operations or financial condition.

We are also in violation of the final payment obligation of $334,727 on our loan with Blacksoil Capital Private Limited (“Blacksoil”). On June 19, 2024, Blacksoil has issued a default notice as per the debenture trust and hypothecation deed dated April 16, 2019, and the related amendment agreements (“Debenture Agreements”) and to show cause within 7 (seven) days from the date of receipt of the notice as to why the Debenture Trustee and the Debenture Holder should not proceed with insolvency proceedings against the Company. Based on the discussions with Blacksoil, the Company has received an in-principal approval to the restructured debt proposal shared by the Company. Although the agreement for the restructured debt is yet to be executed, given this in-principal approval, we do not contemplate any immediate legal action against the Company in this regard. If we are unable to execute the agreement for the restructured debt or honor the obligations under any agreement executed hereafter it may, possibly result in inter alia (a) levy of a default coupon on the applicable outstanding amounts, (b) the available securities and guarantees being enforced or invoked, (c) maturity and redemption of the debentures being accelerated and, (d) any other legal proceedings for redemption of such amounts due under the Debenture Agreements. Such outcomes may have a material adverse impact on our business, operations or financial condition.

Further we are in violation of the final payment obligation of $602,364 on our loan with Mahindra & Mahindra Financial Services Limited (“Mahindra”). As of the date hereof, Mahindra has not formally extended or provided a waiver of such overdue payment. Mahindra may initiate legal action for resolution of the dispute. Such outcomes may have a material adverse impact on our business, operations or financial condition.

Additionally, we are in various stages of discussion on deferment with our other lenders with regards to the November 2023, December 2023, January 2024, February 2024, March 2024, April 2024, May 2024, June 2024, and July 2024 scheduled loan payments. However, we have not received any formal notice of default from other lenders, but such lenders have not formally extended or provided waivers of such overdue payments. The Zoomcar Board and Zoomcar management are evaluating options to improve liquidity and address Zoomcar’s long-term capital structure, however, there can be no assurance that any such option or plan will be available on favorable terms, or at all.

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

Effective May 1, 2020, Zoomcar executed an engagement letter with a consultant (the “Former Consultant”) pursuant to which the Former Consultant agreed to provide a variety of business development services including arranging and negotiating a potential merger or similar reorganization which Zoomcar intended to evaluate or enter into soon after executing the engagement letter. No such transaction occurred during the term of the engagement letter, and Zoomcar terminated the engagement letter in January 2022 (the “Engagement Letter Termination”). Subsequent to the Engagement Letter Termination, Zoomcar engaged in other transactions and entered into the Merger Agreement with IOAC. On August 4, 2023, the Former Consultant filed a complaint against Zoomcar in the United States District Court for the Southern District of New York. The complaint contains breach and anticipatory breach of contract claims arising from the Former Consultant’s engagement letter, which the Former Consultant alleges entitles him to compensation relating to prior transactions in which Zoomcar has engaged and further compensation upon consummation of the Business Combination. The complaint seeks declaratory relief affirming the Former Consultant’s alleged continuing right to payment under the terminated engagement letter, together with attorneys’ fees, costs and interest, as well as punitive damages. Zoomcar disputes the allegations, is exploring its legal options, and intends vigorously to defend itself; the case remains pending. If the claims and pleas for declaratory relief set forth in compliant are not promptly and fully dismissed or successfully resolved in Zoomcar’s favor (including by binding and enforceable settlement or final judicial determination, without an ability to appeal to the extent applicable), the Former Consultant’s actions, claims and pleas for damages could have material negative consequences to Zoomcar. Additionally, there can be no assurance that any efforts or actions that Zoomcar takes in defending against legal actions by the Former Consultant related to the matters described in the complaint will be successful; moreover, any such efforts or actions by Zoomcar may be time-consuming, costly, distracting to Zoomcar management and have reputational and other negative effects on Zoomcar its business.

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

On January 30, 2024, we received a statement of arbitration claim before Judicial Arbitration and Mediation Services, Inc., with Aegis Capital Corp., Adam Stern, and the Robert J. Eide Pension Plan being the claimants therein. The Claim alleges breaches of certain agreements between (a) the Company and Aegis, and (b) Adam Stern and the Robert J. Eide Pension Plan as warrant holders, on the one hand, and the Company on the other; it seeks damages “preliminarily believed to be” at least $10,000,000 purportedly arising from the alleged breaches. The Claim also seeks amounts for attorneys’ fees and costs, as well as an order of rescission with respect to the issuance of certain allegedly wrongfully dilutive shares of Common Stock issued in connection with the Business Combination or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Common Stock to the claimants. On January 31, 2024, the claimants filed an action in the New York State Supreme Court in aid of the arbitration, including seeking by order to show cause substantially the same relief as the Claim on a declaratory basis. The Court denied the application for a mandatory injunction granting ultimate relief on the record. Claimants filed a separate order to show cause seeking attachment of the Company’s assets arguing the Company did not have sufficient working capital to satisfy a potential award based on its public filings. The Court found that while Claimants had not shown a likelihood of success in their theory of the case, it was likely something would be owed. An order granting claimants the right to attach up to $3,399,878 of Zoomcar’s assets in New York along with other relief, was issued and later modified by the New York Appellate Division, First Department. A motion seeking to stay or modify that order is currently pending in the First Department and the parties are awaiting the start of arbitration. While the Company believes that the claims are not supported by the facts or law and there was no breach of agreements as alleged, there can be no assurance that the Company will be successful in their efforts to have the matter vacated, and such efforts may be time-consuming, costly and may have reputational and other negative effects on the Company. On June 18, 2024, in connection with the Company’s agreement to engage Aegis as placement agent as mentioned under ‘Liquidity and Capital Resources’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The parties thereafter agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025.

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

We have no control over the quality or functionality of the IoT devices distributed to Hosts and such devices may not function as intended or may be out of service during the course of a booking or while a Guest is attempting to access a booked vehicle. In such scenarios, Guests are able to contact Hosts via number masking call or text chat enabled by Zoomcar Guest App. However, failures to provide the seamless keyless functions may deny or delay Guests’ quick access to the vehicles, thus reducing Guests’ interest in utilizing our platform. Hosts, in turn, may rely on Zoomcar’s customer support functionality to facilitate connecting Guests to emergency services in the event of a vehicle accident or other situation that, if unresolved, could result in damage to a Host vehicle. If Zoomcar is unable to help Guests that encounter problems during bookings, it could result in complaints and negative reviews from both Hosts and Guests, and higher incidents of damages claims to Zoomcar by Hosts, leading to adverse consequences to our reputation, brand, business, prospects, and operating results.

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

As our operations continue to scale and grow, we anticipate needing an increased number of IoT devices, and our demand therefore may exceed the capabilities of our existing suppliers. If our suppliers cease to supply adequate numbers of IoT devices to us, or if we need alternative sources of supply for any other reason, those devices may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and the installation of such devices on vehicles which Hosts wish to add to our platform may be delayed. We may not be able to find adequate alternative or additional suppliers in a reasonable period of time or on commercially acceptable terms, if at all. An inability to obtain sufficient supply of IoT devices which we can program for platform use may delay installation of such devices on vehicles that would otherwise become registered or more promptly registered to our platform, harm our relationships with Hosts, which could adversely affect our business and operations.

Maintaining and enhancing our brand and reputation is critical to our business prospects. While we have taken significant steps to build and improve our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer.

As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our platform offerings. Our brand and reputation may also be harmed by events outside of our control, including by perceptions of our business or our platform which are subjective in nature. For example, if Hosts misrepresent the features or safety of their vehicles in platform listings or otherwise provide diminished quality of vehicles, Guests may not have positive experiences with bookings and may not return to the platform for future transportation needs. If Guests, in turn, do not treat Host vehicles with care, engage in reckless driving or other malfeasance during booked trips or violate platform terms and conditions or use Host vehicles in the commission of crimes or illegal acts, their actions could cause Hosts to withdraw vehicles from our platform or pursue damages claims against Zoomcar. Events ranging from unanticipated litigation involving Zoomcar to trip cancellations by Guests may affect perceptions of our business by individual Hosts and Guests or of larger numbers of persons or groups of persons about our platform and the perceived benefits or risks to booking cars through our platform. Because our ratings and review system encourage and facilitates public sharing of Hosts’ and Guests’ experience with bookings and with our platform, platform users have a forum to express describe their individual, subjective experiences with Host vehicles, bookings and any other aspect of our business, which may not always be favorable. Although we monitor usage of our platform review and ratings systems, we cannot control behaviors of our customers and from time to time, platform features designed to encourage productive information sharing may lead to dissemination of information which is misleading, misrepresentative, false and which may be damaging to our reputation. Any of the foregoing, among other facts and circumstances, may result in unfavorable press coverage of Zoomcar and our reputation and, consequently, our business may be harmed.

The acceptance of our brand will depend partially on maintaining a good reputation, minimizing the number of safety incidents, continuing an improved culture and workplace practices, improving existing functions, feature and technologies, developing new functions, features and technologies of our platform, maintaining a high quality of customer service and ethical behavior and continuing our marketing and public relations efforts. Our brand promotion, reputation building, and media strategies involve and will continue to involve significant costs yet may not be successful. We anticipate that other competitors and potential competitors will scale and expand their business, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully maintain our brand in the current or future competitive environment or if events occur in the future which negatively affect public perception of our Company, our brand and reputation would be further damaged, and our business may suffer.

The impact of adverse or changing economic conditions, including the resulting effects on consumer spending or mobility patterns, may adversely affect our business, financial condition, and results of operations.

Our business depends on the overall demand for vehicle bookings. Any significant weakening of the economy in our operating jurisdictions or of the global economy, including the current macroeconomic downturn, more limited availability of credit, economic uncertainty, inflation, financial turmoil affecting the banking system or financial markets, increased unemployment rates, restrictions and reduction in domestic or international travel, fluctuations in the price or availability of gasoline, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty may cause some of our current or potential Hosts and Guests to curtail their use of our platform. In addition, travel has been disproportionately impacted by a macroeconomic downturn. In response to such downturns, Hosts and Guests may not use or spend on our platform at rates we expect, thus further reducing demand for vehicle bookings. These adverse conditions have in the past resulted, and could in the future result in, reductions in consumer spending, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown, including the current macroeconomic downturn, or any subsequent recovery generally. In addition, increases in inflation may cause Guests to decrease travel or choose alternative or lower cost methods of transportation versus utilizing our platform. If the conditions in the general economy significantly deviate from present levels and continue to deteriorate as a result of any such macroeconomic downturns, our business, financial condition, and results of operations could be adversely affected.

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

Since our inception, we have experienced significant growth in the scale of our operations. This expansion increases the complexity of our business and places significant strains on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, increase our costs, and negatively affect the results of operations. Our business is becoming increasingly complex, and this complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management.

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

We may also be the subject of denial-of-service attacks, server malfunction, software or hardware failures, loss of data or other computer assets, adware, or other similar issues. Threat actors, nation states, and nation state-supported actors engage in cyberattacks, including for geopolitical reasons, continued opportunistic monetary reasons, and in connection with military conflicts and operations. During times of war and other major conflicts, we and our third-party service providers may be vulnerable to these attacks, including cyberattacks that could materially disrupt our systems, platform and operations. While we have security measures in place to protect customer information and prevent data loss, service interruption, and other security breaches, we cannot guarantee that our security measures or our third-party service providers’ security measures will be sufficient to protect against unauthorized access to, or other compromise of, personal information, confidential information, or proprietary information or of disruptions or damage to our systems. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to anticipate such techniques or implement adequate preventative measures or stop security breaches that may arise from such techniques. As a result, our safeguards and preventive measures may not be adequate to prevent current or future cyberattacks and security incidents, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material and adverse impact resulting from the breach.

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

To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate and grow our business effectively. If we fail to identify, hire, train and retain qualified management or technology personnel in the future, it may materially and adversely affect our business, financial condition, results of operations and prospects.

We are subject to payment-related risks.

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

We rely on third-party payment processors to process payments, refunds, and reimbursements. Under our commercial agreements with these third parties, they may terminate the relationships with us at any time in their sole discretions. If one of these third parties terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we could incur substantial delays and expenses in locating and integrating an alternative payment service provider to process payments from Hosts and Guests, and the quality and reliability of any such alternative payment service provider may not be comparable. Further, the software and services provided by these third parties may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Additionally, payment processing software is complex and involves automated processes implemented by us and the third parties that we engage. Therefore, the payment processing software can be misinterpreted and may be susceptible to errors. These risks could cause us, to lose our ability to accept and account for online payment or other payment transactions, make timely payments to Hosts, or result in over- or underpayments to Hosts, any of which could disrupt our business for an extended period of time, make our platform less convenient and attractive to users, expose user information to unauthorized disclosures and abuse, and adversely affect our ability to attract and retain Hosts and Guests, or materially adversely affect our business, financial condition, ability to forecast accurately, and results of operations.

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

Our current business model consists of a peer-to-peer car-sharing platform which facilitates sharing of vehicles between Hosts and Guests. In this context, we are a facilitator of vehicle bookings but disclaim legal responsibility for cars owned by Hosts and for actions by Hosts and Guests on our platform and during bookings. Our platform terms and conditions, inform Hosts and Guests that booking, sharing and using cars through the platform is undertaken at their own risk; the lease agreement entered into between Hosts and Guests prior to each booking that occurs in India also disclaims our responsibility for Host and Guest property and for other damages incurred in relation to bookings. We also include in our platform terms and conditions a limit on our overall liability equal to the greater of the booking value of each trip and $120. However, we cannot be certain of the extent to which such disclaimers and limitations would be upheld as legally enforceable in every jurisdiction or circumstance. We regularly receive communication from Hosts (and from time to time, Guests) asserting that we are responsible, and requesting reimbursement for damages to vehicles, lost property and other losses. All of our Guests pay a “value added” trip protection fee as part of a booking, however, the amount available to us from Guest trip protection fees is not sufficient to offset the amounts requested to cover the cost of all damages claims, nor do we attempt to offset all such requests to cover vehicle damage. As a result, we often remain at risk of residual claims that we may have to absorb in the absence of third-party insurance.

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

Zoomcar has identified certain material weaknesses in Zoomcar’s internal controls over financial reporting. These material weaknesses primarily relate to the following matters that are relevant to the preparation of our unaudited condensed consolidated financial statements: (a) our controls were not adequately designed to properly monitor and document related party transactions, (b) our controls over independent review and documentation of third-party specialists, advisors reports and accounting advisors were not operating effectively, (c) our controls over financial reporting, specifically related to the inadequacy of our financial reporting policies and procedures, controls over financial statement closure process were not operating effectively, (d) our controls were not adequately designed to provide sufficient documentation and review of the operating effectiveness of Information Technology General Controls (‘ITGC’) for information systems that are relevant to the preparation of the Company’s unaudited condensed consolidated financials and (e) lack of relevant employees with comprehensive knowledge and understanding of US GAAP requirements. Zoomcar is in the process of implementing plans and procedures in order to remediate these weaknesses, which it expects to continue to develop and refine in the near term.  In light of the aforementioned material weaknesses, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Report fairly present, in all material respects, our financial position, results of operations and cashflows for the periods presented in conformity with GAAP.

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

To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal control can divert Zoomcar’s management’s attention from other matters that are important to the operation of Zoomcar’s business. Additionally, when evaluating Zoomcar’s internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. Investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected if any of the following occurs: (i) we identify any material weaknesses in its internal control over financial reporting; (ii) we are unable to comply with the requirements of Section 404 in a timely manner; (iii) we assert that our internal control over financial reporting is ineffective; or (iv) our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company. We could also become subject to investigations by the SEC, the stock exchange on which its securities are listed, or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate, and we could face restricted access to capital markets.

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

We currently conduct all of our business operations in India (as of the date of this Form 10-Q, we have closed our operations in Indonesia and Egypt). Our growth strategy is premised on the rapid expansion of our platform into emerging markets. Several of the countries in which we plan to operate our business in the future may be, subject to instances of political instability, civil unrest, hostilities, terrorist activities and economic volatility. Any such events may lead to, among other things, declines in Host and Guest demand for our platform, whether arising from safety concerns, a drop in consumer confidence, a general deterioration of economic conditions, currency volatility, adverse changes to the political and regulatory environment, or otherwise. Any such developments and any other forms of political or economic instability in our markets may harm our business, financial condition and operating results.

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

We have no control over or ability to predict the actions of our Hosts, Guests, and other third parties, such as additional passengers in, or drivers of, vehicles booked on our platform, and we cannot guarantee the safety of our Hosts, Guests, and such third parties. From time to time, we may be subject to legal proceedings, including personal injury suits, claims, arbitrations, administrative proceedings, and government investigations or enforcement actions in the ordinary course of business. The actions of Hosts, Guests, and other third parties may result in fatalities, injuries, other bodily harm, assault, fraud, invasion of privacy, property damage, trespass, theft, including cases in which we are unable to recover the vehicle, discrimination, harassment, and libel, among other negative impacts, which could create potential legal or other substantial liabilities for us, Hosts, or Guests. For example, Hosts may incur and have incurred liability due to the unlawful actions of their Guests or other third parties Guests allow in the vehicle, such as traffic violations or other legal violations, and Guests may incur and have incurred liability due to the unlawful actions of their Hosts, such as vehicle or registration violations. In addition, there have been rare instances where Guests were pulled over or detained by police because the vehicles, they were driving had been reported as stolen by the vehicle owner. Depending on the circumstances, Hosts or Guests may also attempt to assert liability on the part of Zoomcar for unlawful actions stemming from the use of vehicles available on our platform. Such liabilities could materially and adversely affect our reputation, business, results of operations, and financial condition.

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

All of our business is transacted and/or denominated in foreign currencies, and fluctuations in currency exchange rates could have a significant impact on our results of operations, financial condition and cash flows. Increased currency volatility, particularly in the Indian Rupee, could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the Rupee relative to other foreign currencies could increase our operating expenses, adversely affecting the results of our operations. Any of these factors could adversely affect our financial condition and the results of our operations in the future.

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

The jurisdictions in which we operate and jurisdictions we may enter may have laws that govern payment and financial services activities. These laws govern, among other things, money transmission, prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, banking, systemic integrity risk assessments, and cyber-security of payment processes. Our business operations, including our payments to Hosts and Guests, may not always comply with these financial laws and regulations. Regulators s may determine that certain aspects of our business are subject to these laws and could require us to obtain licenses to continue to operate in India. We have evaluated and will continue to critically evaluate our options for seeking applicable licenses and approvals in the jurisdictions where we operate to optimize our payment solutions and support the future growth of our business. Laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform in the same form and on the same terms as we have historically, or at all.

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

Further, our payment system may be susceptible to illegal and improper uses, including money laundering, terrorist financing, fraudulent transactions, and payments to sanctioned parties. We have invested and will continue to invest substantial resources to comply with applicable anti-money laundering and sanctions laws and conduct appropriate risk assessments and implement appropriate controls. Government authorities may seek to bring legal action against us if our payment system is used for improper or illegal purposes or if our enterprise risk management or controls are not adequately assessed, updated, or implemented appropriately, and any such action could result in financial or reputational harm to our business.

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

For example, the Indian Information Technology Act, 2000, as amended, would subject us to civil liability to compensate for wrongful loss or gain arising from any negligence by us in implementing and maintaining reasonable security practices and procedures with respect to sensitive personal data or information that we possess in our computer systems, networks, databases and software. India has also implemented privacy laws, including the Information Technology (Reasonable Security Practices and Procedures and Sensitive Personal Data or Information) Rules, 2011, which impose limitations and restrictions on the collection, use and disclosure of personal information. The Digital Personal Data Protection Act, 2023 has been introduced in August of 2023 which has significant impact on the current regulatory environment with respect to the lawful use of digital personal data, cross border data transfers and additional compliances that may be invoked for organizations collecting and/or processing personal data. Since the legislation is fairly new and going through the phases of implementation right now, it may affect us in ways that we are currently unable to predict.

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

Our business operations are governed by various labour laws, regulations and government policies in multiple jurisdictions. The requirements for labour law compliance may change from time to time in each jurisdiction. We may be unable to comply with all these requirements in time, or at all, or we may need to incur substantial costs to be compliant, which may adversely affect our business operations and financial condition.

For example, in Egypt, an employer is required to deduct the relevant taxes from the salary of its employees and remit the same to the tax authorities. Our Egypt subsidiary is currently in the process of remitting these taxes as deducted to the local tax authorities. Any delay of remittance may make us susceptible to penalty, notice and administrative action from tax authorities. Our Egypt subsidiary is also required to make social insurance registration with the local authorities and is currently in the process of registration. Any delay or failure to register may subject us to penalties, notice and administrative action from relevant local authorities.

In India, provisions were released between 2019 and 2021 relating to the contribution of provident fund, employee state insurance, and professional taxes by employers for the certain employees. Any delay or failure to make such contribution may result in penalties, interests, notices or other administrative actions by the relevant local authorities in India. As of June 30, 2024, Zoomcar India has incurred a penalty of less than $35,363 (based on the foreign exchange rates as of March 31, 2024) for failure to make timely contribution, which Zoomcar India plans to remit, with associated interest due, as instructed by the relevant local authority. This outstanding penalty and interest will continue to accrue unless paid in full, which could adversely affect our business, financial conditions and results of operations.

Uncertain global macro-economic and political conditions could materially and adversely affect our results of operations and financial condition.

Our results of operations could be materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, availability of capital, war, terrorism, aging infrastructure, pandemics, energy and commodity prices, trade laws, election cycles and the effects of governmental initiatives to manage economic conditions. Current or potential business and consumer members may delay or decrease spending on our products and services sold through our platform as their business and/or budgets are impacted by economic conditions. The inability of current and potential business and consumer members to pay us for products and services sold through our platform may adversely affect our earnings and cash flow.

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

In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Additionally, attrition in personnel can result from, among other things, changes related to acquisitions, retirement and disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, developing or retaining other highly qualified technical, sales, marketing and managerial personnel, particularly at such times in the future as we may need to fill a key position. If we are unable to continue to develop and retain existing executive officers or other key employees or are unsuccessful in attracting new highly qualified employees, our financial condition, cash flows, and results of operations could be materially and adversely affected.

Risks Related to Our Operations as a New Public Company

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent board members.

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, the management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company and in this quarterly report, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.

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

We have and expect to continue to face a significant increase in insurance, legal, auditing, accounting, administrative and other costs and expenses as a public company that we did not currently incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 of that Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”), the SEC and Nasdaq, impose additional reporting and other obligations on public companies. Compliance with public company requirements has and will continue to increase our costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that we have not done previously. For example, we recently created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our independent registered accounting firm identifies a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs to remediate those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Being a public company has and may in the future make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance. We may ultimately be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage in the future. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

The additional reporting and other obligations imposed by various rules and regulations applicable to public companies has and is expected to continue to increase legal and financial compliance costs and the costs of related legal, auditing, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

We are in default of a majority of our indebtedness of $43.05 million as of June 30, 2024 [as more fully described under the Condensed Consolidated Financial Statements (Unaudited)] which has had and will continue to have an adverse effect on our financial condition, our ability to raise additional capital to fund our operations, and our ability to operate our business. Further, in the future, we may continue to incur a material amount of indebtedness. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:

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

The historical financial information included in this quarterly report from Zoomcar’s operation as a private company prior to the Business Combination does not necessarily reflect the results of operations and financial position we would have achieved as a publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

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

We also face additional costs and demands on management’s time associated with being a publicly traded company, including costs and demands related to corporate governance, investor and public relations and public reporting. Stockholder activism, the current political and social environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which Zoomcar operates its business in ways we cannot currently anticipate. For additional information about our past financial performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this quarterly report filing.

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

We cannot predict the effect, if any, that market sales of shares of our Common Stock (including potential sales to White Lion under the Common Stock Purchase Agreement) or the availability of shares of our Common Stock, including upon exercise or conversion of any of our outstanding securities, for sale will have on the market price of our Common Stock prevailing from time to time. Sales of substantial amounts of shares of our Common Stock on the public market, or the perception that those sales will occur, including sales pursuant to this quarterly report, could cause the market price of our Common Stock to decline or be depressed.

As described elsewhere herein, we expect to issue additional securities imminently to raise capital to continue our operations. Additionally, we may issue our securities if we need to raise capital in connection with capital expenditure, working capital requirement or acquisition. The number of shares of our Common Stock issued in connection with a capital expenditure, working capital requirement or acquisition could constitute a material portion of our then-outstanding shares of Common Stock. Any perceived excess in the supply of our shares in the market could negatively impact our share price and any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

The market price and trading volume of our common stock may continue to be highly volatile, which could lead to a loss of all or part of a stockholder’s investment.

The market price of our common stock has fluctuated widely since the closing of our Business Combination. During the period from January 1, 2024, to July 31, 2024, the trading price of our common stock has fluctuated from an intra-day high of $7.61 on January 12, 2024, to an intra-day low of $0.10 on August 08, 2024.

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

Further, shareholders may institute securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources, and the attention of management could be diverted from our business.

Our issuance of additional capital stock in connection with financing, acquisitions, investments, the Incentive Plan or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the immediate future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under the Incentive Plan. We may also raise capital through equity financing in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

There can be no assurance that we will continue to be able to comply with the continued listing standards of Nasdaq.

Our continued eligibility to maintain the listing of our Common Stock and Public Warrants on Nasdaq depends on a number of factors, including the price of our Common Stock and Public Warrants and the number of persons that hold our Common Stock and Public Warrants. On May 6, 2024, the Company received two letters from the Nasdaq staff indicating that the Company no longer complies with (i) Listing Rule 5450(b)(2)(A) as it relates to the requirement to maintain a minimum market value of listed securities of $50,000,000 and (ii) Listing Rule 5450(a)(1) as it relates to the requirement to maintain minimum bid price of $1 per share. Further, on July 22, 2024, the Company received another notice from the Nasdaq staff notifying the Company that, based on the market value of publicly held shares for the previous 30 consecutive business days, the listing of the Company’s listed securities was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) to maintain a minimum market value of publicly held shares of $15,000,000.

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

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, markets, revenue streams, and competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us adversely change their recommendation regarding our shares of common stock or provide relatively more favorable recommendations with respect to competitors, the price of our shares of common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

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

Because there are no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on your investment unless you sell your Common Stock at a price greater than what you paid for it.

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

In connection with the Business Combination, we assumed from IOAC, Public Warrants to purchase 11,500,000 shares of our Common Stock, each exercisable to purchase one share of Common Stock at $5.71 per share. In addition, as a result of the Business Combination we issued 39,057,679 warrants to the Legacy Zoomcar warrant holders, each exercisable to purchase one share of Common Stock at $3 per share, of which 37,956,206 warrants remain outstanding. Further, in June 2024, we issued warrants to purchase 52,966,102 shares of the Company’s Common Stock which such warrants are exercisable only following the later of the 6 (six) month anniversary of issuance and the receipt of stockholder approval at an initial exercise price of $0.1416 per share, subject to an alternative cashless exercise or other adjustments and resets as described herein. All such warrants, other than the June Warrants which are not exercisable until the later of the six month anniversary of issuance and the date that stockholder approval is obtained, are out of the money as of the date of this quarterly report , but such warrants, when and if exercised, will increase the number of issued and outstanding shares of Common Stock and may reduce the value of the Common Stock.

Future sales (including potential sales of securities to White Lion pursuant to the Common Stock Purchase Agreement), or the perception of future sales, by us or our stockholders in the public market could cause the market price for the Common Stock to decline.

The sale of shares of our Common Stock on the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

As on July 31, 2024, we have a total of 75,697,961 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan and (iii) assuming no exercise of the outstanding warrants. All shares currently held by public stockholders and all of the shares issued in the Business Combination to former Zoomcar Stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including our directors, executive officers and other affiliates.

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

In addition, the shares of Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. A total of 9,431,116 shares of Common Stock have been reserved for future issuance under the Incentive Plan. We intend to file a registration statement on Form S-8 under the Securities Act to register shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to the Incentive Plan. Accordingly, shares to be registered under such a registration statement will be available for sale in the open market upon the effectiveness of the registration statement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period covered by this Report that were not previously reported in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or a Current Report on Form 8-K filed by the Company. Please refer to Note 11, Note 14, Note 18 and Note 34 of the Condensed Consolidated Financial Statements for more information regarding such defaults.

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

ZOOMCAR HOLDINGS, INC.

Date: August 14, 2024	By:	/s/ Hiroshi Nishijima
	Name:	Hiroshi Nishijima
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Sachin Gupta
	Name:	Sachin Gupta
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)