Form 10-Q
period 2024-09-30
Zoomcar Holdings, Inc.
filed 2024-11-13
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-40964

ZOOMCAR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0431609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Anjaneya Techno Park, No.147, 1st Floor
Kodihalli, Bangalore, Karnataka India 560008

+91 80488 21871

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ZCAR	The Nasdaq Stock Market LLC

Warrants, each exercisable for one share of Common Stock at a price of $571, subject to adjustment	ZCARW	The Nasdaq Stock Market LLC

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

As of November 8, 2024, 2,060,344 shares of the registrant’s Common Stock were outstanding.

ZOOMCAR HOLDINGS, INC.

Quarterly Report on Form 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning our expected financial performance and our ability to operate our business and execute our anticipated business plans and strategy. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Accordingly, readers are cautioned that significant known and unknown risks, uncertainties and other important factors may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to continue as a going concern and to meet our financial obligations as they become due;

●	our ability to obtain additional capital, in particular while we are in default under various of our obligations, including certain of our indebtedness, which will be necessary to continue our business and operations;

●	our limited operating history under our current business model and history of net losses;

●	our ability to sell our platform offerings to new guests and hosts;

●	our ability to retain and expand use of our platform by our existing guests and hosts;

●	our ability to effectively manage our growth;

●	our ability to successfully obtain timely returns on our investments in initiatives relating to sales and marketing, research and development, and other areas;

●	our ability to maintain our competitive advantages;

●	our ability to maintain and expand our partner ecosystem;

●	our ability to maintain the security of our platform and the security and privacy of customer data;

●	our ability to successfully expand in our existing markets and into new markets;

●	the attraction and retention of qualified employees and key personnel;

●	our ability to successfully defend litigation that has been and may in the future be brought against us;

●	the impact of pandemics, inflation, war, other hostilities, and other disruptive events on our business or that of our customers, partners, and supply chain or on the global economy;

●	our ability to successfully remediate and prevent material weaknesses in internal controls over financial reporting;

●	our ability to comply with the continued listing requirements of Nasdaq (including the requirement to maintain a minimum market value of publicly held shares of $15,000,000, a minimum market value of listed securities of $50,000,000 for which we have received a deficiency notice) and maintain our listing on Nasdaq; and

●	other risks and uncertainties described under the section titled “Risk Factors” herein and in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2024,which was filed with the Securities and Exchange Commission on July 15, 2024 (“Form 10-K/A”) and subsequent Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, which was filed with the Securities and Exchange Commission on August 14, 2024.

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

“Nasdaq” means The Nasdaq Stock Market LLC.

“Post-Closing Amendment” means the amendment to the Merger Agreement, dated as of December 29, 2023.

“Public Warrants” means one (1) whole redeemable warrant that was included in as part of each Unit, entitling the holder thereof to purchase one (1) share of Common Stock after the Business Combination at a purchase price of $571 per share.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“Securities Purchase Agreement” means the securities purchase agreement, dated as of December 28, 2023, by and among the Company, Zoomcar, Inc. and ACM.

“Sponsor” means Innovative International Sponsor I LLC, a Delaware limited liability company.

“Zoomcar Common Stock” means, collectively, the shares of Common Stock, par value $0.0001 per share, of Zoomcar Holdings, Inc..

“Zoomcar India” means Zoomcar India Private Limited, an Indian limited liability company and subsidiary of Zoomcar.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in USD, except number of shares) As at	September 30, 2024	March 31, 2024

Assets
Current assets:
Cash and cash equivalents (Refer Note 33- VIE)	$614,206	$1,496,144
Accounts receivable, net of allowance for doubtful accounts (Refer Note 33- VIE)	102,658	194,197
Balances with government authorities	350,971	427,702
Short term investments	-	298,495
Prepaid expenses (Refer Note 33- VIE)	564,626	1,445,336
Other current assets (Refer Note 33- VIE)	384,280	523,746
Other current assets with related parties	-	44,168
Assets held for sale	623,046	629,908
Total current assets	$2,639,787	$5,059,696
Property and equipment, net	1,262,713	1,558,980
Operating lease right-of-use assets	1,137,906	1,290,608
Intangible assets, net	8,605	18,393
Long term investments (Refer Note 33- VIE)	25,553	91,947
Balances with government authorities, (Refer Note 33- VIE)	4,083	18,126
Prepaid expenses (Refer Note 33- VIE)	291,786	326,109
Other non-current assets	819,003	808,739
Total assets	$6,189,436	$9,172,598

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable (Refer Note 33- VIE)	$15,750,725	$14,279,152
Accounts payable towards related parties	152,435	152,435
Current portion of long-term debt	3,663,830	5,049,483
Current portion of operating lease liabilities	315,495	365,542
Current portion of finance lease liabilities	5,989,040	5,738,239
Contract Liabilities (Refer Note 33- VIE)	589,681	716,091
Current portion of pension and other employee obligations (Refer Note 33- VIE)	146,304	183,655
Redeemable Promissory Note	1,510,041	-
Unsecured Convertible Note	6,772,885	-
Unsecured promissory note to related parties	-	2,027,840
Other current liabilities (Refer Note 33- VIE)	2,765,301	2,783,618
Total current liabilities	$37,655,737	$31,296,055
Operating lease liabilities, less current portion	912,452	1,009,681
Pension and other employee obligations, less current portion (Refer Note 33- VIE)	380,065	491,449
Unsecured Convertible Note	-	10,067,601
Total liabilities	$38,948,254	$42,864,786
Commitments and contingencies (Note 35)
Stockholders’ deficit:
Common Stock, $0.0001 par value per share, 250,000,000 shares authorized as of September 30, 2024 and March 31, 2024; 757,494 shares and 631,859 shares issued and outstanding as of September 30, 2024 and March 31, 2024 respectively *	76	63
Shares pending issuance	2,027,840	-
Additional paid-in capital	276,854,023	272,063,258
Accumulated deficit	(313,435,055)	(307,551,501)
Accumulated other comprehensive income	1,794,298	1,795,992

Total stockholders’ deficit	$(32,758,818)	$(33,692,188)

Total liabilities and stockholders’ deficit	$6,189,436	$9,172,598

*	Prior period numbers have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-100 that became effective October 21, 2024. (Refer Note 4)

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
(In USD, except number of shares)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue:
Revenues from services	$2,239,538	$2,681,008	$4,445,940	$5,295,626
Other revenues	7,359	-	41,942	-
Total revenue	$2,246,897	$2,681,008	$4,487,882	$5,295,626
Cost and Expenses
Cost of revenue	1,213,422	2,737,486	2,725,711	6,348,468
Technology and development	734,920	919,859	1,636,701	2,246,738
Sales and marketing	214,770	1,154,032	1,017,341	3,859,994
General and administrative	1,656,036	2,168,326	4,054,948	4,642,103
Total costs and expenses	$3,819,148	$6,979,703	$9,434,701	$17,097,303
Loss from operations before income tax	(1,572,251)	(4,298,695)	(4,946,819)	(11,801,677)
Finance costs	2,160,178	8,363,800	2,320,963	29,884,357
Finance costs to related parties	-	12,915	-	25,777
Gain on troubled debt restructuring	(352,447)	-	(352,447)	-
Other income, net	(28,007)	(271,497)	(1,031,781)	(522,716)
Other income from related parties	-	(1,626)	-	(5,676)
Loss before income taxes	$(3,351,975)	$(12,402,287)	$(5,883,554)	$(41,183,419)
Provision for income taxes	-	-	-	-

Net loss attributable to Common Stockholders	$(3,351,975)	$(12,402,287)	$(5,883,554)	$(41,183,419)

Net loss per share *
Basic	$(4.43)	$(2,568.82)	$(8.16)	$(8,530.12)
Diluted	$(4.43)	$(2,568.82)	$(8.16)	$(8,530.12)
Weighted average shares used in computing loss per share: *
Basic	756,980	4,828	721,249	4,828
Diluted	756,980	4,828	721,249	4,828

*	Prior period numbers have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-100 that became effective October 21, 2024. (Refer Note 4)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Operations.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three months ended		Six months ended
(In USD, except number of shares)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net loss	$(3,351,975)	$(12,402,287)	$(5,883,554)	$(41,183,419)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	15,537	30,697	43,892	(14,080)
Gain/(Loss) for defined benefit plan	21,276	30,473	(42,235)	(43,605)

Reclassification adjustments:
Amortization of gains on defined benefit plan	(1,672)	(5,287)	(3,351)	(10,609)

Other comprehensive income/(loss) attributable to Common Stockholders	$35,141	$55,883	$(1,694)	$(68,294)
Comprehensive loss	$(3,316,834)	$(12,346,404)	$(5,885,248)	$(41,251,713)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Comprehensive Income/(Loss)

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Redeemable Non- controlling Interest	Mezzanine equity Preferred stock		Shares pending issuance	Zoomcar Holdings, Inc.
									Accumulated
							Additional		other
							paid-in	Accumulated	comprehensive	Total equity
(In USD, except number of shares)	Amounts	Shares	Amounts	Amounts	Shares	Amounts	capital	Deficit	income/(loss)	(deficit)

Balance as at April 01, 2023	25,114,751	99,309,415	168,974,437	-	16,987,064	1,699	22,140,866	(270,002,280)	1,827,999	(246,031,716)
Retroactive application of Reverse Recapitalization (Note 3) *	-	(77,466,242)	-	-	(16,504,250)	(1,651)	1,651	-	-	-
Retroactive application of Reverse Stock Split (Note 4) **	-	-	-	-	(477,986)	(48)	48	-	-	-
Balance as at April 01, 2023	25,114,751	21,843,173	168,974,437	-	4,828	0	22,142,565	(270,002,280)	1,827,999	(246,031,716)
Stock based compensation	-	-	-	-	-	-	444,212	-	-	444,212
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	(79,400)	(79,400)
Net loss	-	-	-	-	-	-	-	(28,781,134)	-	(28,781,134)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	(44,777)	(44,777)
Balance as at June 30, 2023	25,114,751	21,843,173	168,974,437	-	4,828	0	22,586,777	(298,783,414)	1,703,822	(274,492,815)
Stock based compensation	-	-	-	-	-	-	173,693	-	-	173,693
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	25,186	25,186
Net loss	-	-	-	-	-	-	-	(12,402,287)		(12,402,287)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	30,697	30,697
Balance as at September 30, 2023	25,114,751	21,843,173	168,974,437	-	4,828	0	22,760,470	(311,185,701)	1,759,705	(286,665,526)

Balance as at April 01, 2024	-	-	-	-	63,185,881	6,319	272,057,002	(307,551,501)	1,795,992	(33,692,188)
Retroactive application of Reverse Stock Split (Note 4) **	-	-	-	-	(62,553,508)	(6,256)	6,256	-	-	-
Balance as at April 01, 2024	-	-	-	-	632,373	63	272,063,258	(307,551,501)	1,795,992	(33,692,188)
Issue of Common Stock against Atalaya note ***	-	-	-	-	125,121	13	2,324,683	-	-	2,324,696
Issue of Common Stock warrants along with redeemable promissory notes	-	-	-	-	-	-	2,047,925	-	-	2,047,925
Issue of Common Stock warrants to placement agents	-	-	-	-	-	-	418,157	-	-	418,157
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	(65,190)	(65,190)
Net loss	-	-	-	-	-	-	-	(2,531,579)	-	(2,531,579)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	28,355	28,355
Balance as at June 30, 2024	-	-	-	-	757,494	76	276,854,023	(310,083,080)	1,759,157	(31,469,824)
Shares pending issuance on conversion of Unsecured promissory note	-	-	-	2,027,840	-	-	-	-	-	2,027,840
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	19,604	19,604
Net loss	-	-	-	-	-	-	-	(3,351,975)	-	(3,351,975)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	15,537	15,537
Balance as at September 30, 2024	-	-	-	2,027,840	757,494	76	276,854,023	(313,435,055)	1,794,298	(32,758,818)

*	Both the number of stock outstanding and their par value have been retroactively recast for all prior periods presented to reflect the par value of the outstanding stock of Zoomcar Holdings, Inc. as a result of the successful Reverse Recapitalization.
**	Prior period numbers have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-100 that became effective October 21, 2024. (Refer Note 4)
***	125,121 (12,512,080 prior to Reverse Stock Split) shares were issued against Atalaya Note.

The accompanying notes are an integral part of these Condensed Consolidated Statements of Stockholders’ Deficit

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six months ended	September 30, 2024	September 30, 2023
A. Cash flows from operating activities
Net loss	(5,883,554)	(41,183,419)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215,136	510,608
Stock-based compensation	-	617,905
Interest income	-	(546)
Change in fair value of preferred stock warrant	-	(420,245)
Change in fair value of convertible promissory note	-	995,456
Change in fair value of Senior Subordinated Convertible Promissory Notes	-	16,661,212
Change in fair value of derivative financial instrument	-	10,036,375
Note issue expenses	-	1,564,210
Interest on redeemable promissory note	1,467,623	-
Interest on finance leases	267,209	-
Other borrowing cost	12,719	-
Change in fair value of Unsecured Convertible Note	(970,020)	-
(Gain)/Loss on sale and disposal of assets, net	(2,242)	84,093
(Gain)/Loss on sale and disposal of assets held for sale, net	(1,802)	1,385
Assets written off	93,740	40,014
Payable to customers written back	(13,153)	-
Provisions written off	(22,977)	-
Gain on liabilities written off	-	(388)
Amortization of operating lease right-of-use assets	5,859	16,802
Gain on troubled debt restructuring	(352,447)	-
Unrealized foreign currency exchange loss, net	539	2,556
	(5,183,370)	(11,073,982)

Changes in operating assets and liabilities:
Decrease in Accounts receivable	90,105	32,327
Decrease in Balances with government authorities	72,603	9,520
Decrease in Prepaid expenses	905,930	627,694
Decrease in Other current assets	167,751	71,572
Increase in Accounts payables	1,758,382	81,883
Increase/(Decrease) in Other current liabilities	5,697	(150,104)
(Decrease)/Increase in Pension and other employee obligations	(190,635)	83,303
(Decrease)/Increase in Contract liabilities	(123,031)	103,647
Net cash used in operating activities (A)	(2,496,568)	(10,214,140)

B. Cash flows from investing activities
Purchase of property, plant and equipment, including intangible assets and capital advances	-	(85,794)
Payment towards investments in fixed deposits	-	(127,088)
Proceeds from sale of property, plant and equipment	14,314	-
Proceeds from sale of asset held for sale	6,589	68,925
Proceeds from maturity of investments in fixed deposits	363,922	70,231
Interest received on fixed deposits	-	546
Net cash generated/(used) in investing activities (B)	384,825	(73,180)

C. Cash flows from financing activities
Proceeds from issue of Senior Subordinated Convertible Promissory Notes	-	13,175,026
Payment of notes issuance cost	-	(1,564,210)
Proceeds from issue of redeemable promissory notes	3,000,000	-
Payment of redeemable promissory note issue expenses	(491,500)	-
Repayment of debt	(1,249,505)	(773,650)
Principal payment of finance lease obligation	-	(234,267)
Net cash generated from financing activities (C)	1,258,995	10,602,899

Net increase in cash and cash equivalents (A+B+C)	(852,748)	315,579
Effect of foreign exchange on cash and cash equivalents.	(29,190)	(155,777)
Cash and cash equivalents
Beginning of period	1,496,144	3,686,741
End of period	614,206	3,846,543

Reconciliation of cash and cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	614,206	3,846,543
Total cash and cash equivalents	614,206	3,846,543

Supplemental disclosures of cash flow information
Cash refund/(paid) for income taxes	392	(28,223)
Interest paid on debt	(145,989)	(216,715)

Supplemental disclosures of non-cash investing and financing activities:
Issue of Common Stock upon conversion of Unsecured Convertible Note	2,324,683	-
Issue of Warrants to redeemable promissory note holders	2,047,925	-
Conversion of unsecured promissory note into equity (shares pending issuance)	2,027,840	-
Issue of Warrants to placement agents	418,157	-
Gain on troubled debt restructuring with the lenders	115,999	-

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization, Business operation and Going concern

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization, Business operation and Going concern (Continued)

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

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The Condensed Consolidated Financial Statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company incurred a net loss of $3,351,975 and $5,883,554 during the three months and six months ended September 30, 2024, and cash used in operations was $2,496,568 for the six months ended September 30, 2024. The Company’s accumulated deficit amounts to $313,435,055 (March 2024: $307,551,501). The Company has negative working capital of $35,015,950 as on September 30, 2024. In addition, the Company’s cash position is critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the Condensed Consolidated Financial Statements are issued. Management’s plans with respect to these adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

a)	In June 2024, Company entered into a letter agreement with Aegis Capital Corp. (“Aegis”) pursuant to which Aegis will act as a placement agent to the Company in connection with a proposed private placement of up to $30 million of securities of the Company which consists of Company’s Series A Preferred Stock and Series A warrants. Pursuant to the above agreement, on November 7, 2024, the Company has received net proceeds of $7.63 million (after deduction of fees to the placement agent and other offering expenses amounting to $1.12 million). The Company paid $3.80 million from these net proceeds towards the outstanding Redeemable Promissory Notes. Further, there is a holdback of $0.2 million from the remaining proceeds for indemnification of the placement agent in the financing. While this financing resulted in the payment of certain outstanding indebtedness, the Company will still need to raise additional capital imminently in order to have sufficient capital.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by US GAAP have been condensed or omitted. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The results of operations for the three and six months ended September 30, 2024, are not necessarily indicative of the results for the fiscal year ending March 31, 2025, or any future interim period.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

(b)	Principles of consolidation

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

As at September 30, 2024, following are the list of subsidiaries and step-down subsidiaries:

Name of Entity	Place of Incorporation	Investor Entity	Method of consolidation
Zoomcar, Inc.	USA	Zoomcar Holdings, Inc.	Voting Interest
Zoomcar India Private Limited	India	Zoomcar, Inc.	Voting Interest
Zoomcar Netherlands Holding B. V	Netherlands	Zoomcar, Inc.	Voting Interest
Fleet Holding Pte ltd	Singapore	Zoomcar, Inc.	Voting Interest
PT Zoomcar Indonesia Mobility Service	Indonesia	Fleet Holding Pte ltd	Voting Interest
Fleet Mobility Philippines Corporation	Philippines	Zoomcar, Inc.	VIE
Zoomcar Egypt Car Rental LLC	Egypt	Zoomcar Netherlands Holding	VIE
Zoomcar Vietnam Mobility LLC	Vietnam	Fleet Holding Pte ltd	VIE

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

In determining whether the VIE model was applicable to the subsidiaries the criteria prescribed under ASC 810 were examined as below:

-	The subsidiaries were incorporated as legal entities under the laws and regulations of the country in which they are incorporated.

-	The scope exemptions under ASC 810 were not applicable to the entities.

-	Zoomcar Holdings, Inc holds variable interest in all the subsidiaries by way of contribution towards equity and in the form of debt.

-	The entities are variable interest entities for Zoomcar Holdings, Inc since the legal entities do not have sufficient equity investment at risk and equity investors at risk.

For the purpose of equity interests, the interests held by employees are also considered under ASC 810 since employees are considered as de-facto agents. Thus, Zoomcar Egypt Car Rental LLC, Fleet Mobility Philippines Corporation, and Zoomcar Vietnam Mobility LLC are considered as wholly owned subsidiaries of Zoomcar, Inc and step-down subsidiaries of Zoomcar Holdings, Inc.

Through the direct and indirect interest that Zoomcar Holdings, Inc. holds in the subsidiaries, Zoomcar Holdings, Inc. has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Accordingly, Zoomcar Holdings, Inc. is the primary beneficiary to Zoomcar Egypt Car Rental LLC, Zoomcar Vietnam Mobility LLC and Fleet Mobility Philippines Corporation under the VIE model. Zoomcar, Inc., Zoomcar India Private Limited, Zoomcar Netherlands Holding B.V, Fleet Holding Pte Ltd and PT Zoomcar Indonesia Mobility Service are consolidated as per the voting interest model.

On August 14, 2023, Zoomcar Vietnam Mobility LLC has voluntarily filed application for bankruptcy with the local authorities of Vietnam. In accordance with ASC 205-30, the liquidation of the VIE is imminent and thus, the financial statements of VIE are prepared on a liquidation basis, which entails valuing assets at their estimated net realizable values and recording liabilities at their expected settlement amounts. Further, in accordance with ASC 810-10-15-10, the Company consolidate the VIE as the bankruptcy application is pending with the authorities in Vietnam and unless the application is admitted, the Company holds a variable interest and still is the primary beneficiary.

On May 30, 2024, PT Zoomcar Indonesia Mobility Services has closed down its operations due to decrease in bookings and increased difficulties in carrying out the day-to-day operations. Further, on June 3, 2024, Zoomcar Egypt Car Rental LLC has closed down its operations due to decrease in operations and rising economic difficulties.

The assets/liabilities consolidated for the VIE are not material.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

(c)	Use of estimates and assumptions

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

b.	Fair value measurement of financial instruments

c.	Fair value measurement of share-based payments

d.	Leases – assumption to determine the incremental borrowing rate

e.	Valuation allowance on deferred tax assets

f.	Estimation of utilization of balances with government authorities

(d)	Revenue recognition

During the six months ended September 30, 2024 and September 30, 2023, the Company derives its revenue principally from the following:

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

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

The Company offers vehicle listing incentive programs to hosts. The incentives are recorded in accordance with ASC 606- 10-32-25 and ASC 606-10-32-27 as a reduction to revenue and in cases where the amount of incentive paid to the Host are above the facilitation fees earned from that Host on cumulative basis, the excess of the revenue amount is recorded as a marketing expense in the Condensed Consolidated Statements of Operations. These incentives are offered as part of overall marketing strategy of the Company and incentivize the hosts to refer the platform. No incentives were paid during the three and six months ended September 30, 2024.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

Loyalty program

The Company offers loyalty program, Z-Points, wherein customers are eligible to earn loyalty points that are redeemable for payment towards facilitation fees. Under ASC 606, each transaction that generates loyalty points results in the deferral of revenue equivalent to the retail value at the date the points are earned. The associated revenue is recognized when the customer redeems the loyalty points at some time in future. The retail value of points is estimated based on the current retail value measured as of the date the loyalty points are earned, less an estimated amount representing loyalty points that are not expected to be redeemed (“breakage”). Breakage is reviewed on an annual basis and includes significant assumptions such as historical breakage trends, internal Company forecasts and extended redemption period, if any. As at September 30, 2024 and March 31, 2024, the Company’s deferred revenue balance amounted to $20,467 and $96,710 respectively and is included in Contract Liabilities in the Condensed Consolidated Balance Sheets.

Contract Liabilities

Contract Liabilities primarily consists of obligations to customers for advance received against bookings, revenue-share payable to customers for vehicles listed by them on Company’s portal for short-term rentals and related to Company’s points-based loyalty program. As per ASC 606- 10-50-14 the Company does not aggregate the amount of transaction price allocated to remaining performance obligations as required under ASC 606-10-50-13, since the company’s performance obligation is a part of a contract that has an original expected duration of one year or less.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

(f)	Other receivables

Other receivables include amounts recoverable from host. The receivable from host is adjusted for an allowance on account of host who have not been active on the platform for more than 90 days.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

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

The debt instruments of the Company consist of debentures and term loans from financial institutions. The Company based on available proceeds makes periodic prepayments of scheduled instalments and the same has been accounted for under ASC 470-50.

Redeemable Promissory Notes

During the six months ended September 30, 2024,  the Company has issued Redeemable Promissory Notes which are repayable at the principal value on maturity date and has been accounted for under ASC 470-10. The Company issued these Redeemable Promissory notes on discount and incurred expenses on issue of the Redeemable Promissory Notes. As per ASC 835, the discount and the expenses incurred on issue of the Redeemable Promissory Notes have been amortized over the period of the Redeemable Promissory note on a straight-line basis. The Redeemable Promissory Notes liabilities have been presented net off the discount and issue expenses.

Debt Issuance costs

Debt issuance costs consist primarily of arrangement fees paid to Placement agent, professional fees and legal fees. These costs are netted off with the related debt and are being amortized to interest expense over the term of the related.

The debt has been classified into current or non-current based on the payment terms of the debt instruments. Non-current obligations are those scheduled to mature beyond twelve months from the date of the Company’s Condensed Consolidated Balance Sheets.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

(k)	Warrants

When the Company issues warrants, it evaluates the balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the Condensed Consolidated Balance Sheets. In accordance with ASC 815- 40, Derivatives and Hedging- Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the Condensed Consolidated Balance Sheets at fair value with any changes in its fair value recognized currently in the Condensed Consolidated Statement of Operations.

(a)	Warrants issued along with Redeemable Promissory Note:

During the six months ended September 30, 2024, the Company issued warrants along with Redeemable Promissory Note and as consideration to placement agents for the issuance of the Redeemable Promissory Note.

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

These warrants were deemed derivative instruments in accordance with ASC 815-10-15-83 since they contained an underlying, had cash less payment provisions, that could have been net settled in shares and had a very minimal initial net investment. Accordingly, the derivatives were measured at fair value and subsequently revalued at each reporting date until the close of Reverse Recapitalization consummated during year ended March 31, 2024.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

(c)	Warrants issued to preferred stockholders:

Before the date of reverse recapitalization, the Company had warrants issued to preferred stockholders convertible into preferred stocks and Common Stocks which were issued during the year ended March 31, 2022, and were classified as liabilities and equity respectively.

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

(l)	Financial liabilities measured at fair value

Convertible Promissory notes (“Notes”), Senior Subordinated Convertible Promissory Note (“SSCPN”) and Unsecured Convertible Note (“Atalaya Note”)

During the year ended March 31, 2024 the Company issued Notes and SSCPN. The Company evaluated the balance sheet classification for these instruments either as liabilities or equity, and accounting for conversion feature. As per ASC 480-10-25-14, the Notes and SSCPN were classified as liabilities because the Company intended to settle them by issuing variable number of shares with a fixed and known monetary value at the time of inception. However, the Company had elected fair value option for these Notes and SSCPN, as discussed below and thus did not bifurcate the embedded conversion feature.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

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

During the year ended March 31, 2024, as a result of consummation of the Business Combination by way of Reverse Recapitalization, the Notes and SSCPN outstanding were converted into 59,757 shares (5,975,686 shares prior to the Reverse Stock Split) of the Company’s Common Stock.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

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

(n)	Provisions and accrued expenses

A provision is recognized in the Condensed Consolidated Balance Sheets when the Company has a present legal or constructive obligation as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation. If the effect is material, provisions are recognized at present value by discounting the expected future cash flows at a pre-tax rate that reflects current market assessments of the time value of money.

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

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly for the full term of assets or liabilities.

Level 3	Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

During the six months ended September 30, 2024, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, debt, unsecured convertible note, redeemable promissory note and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable, redeemable promissory note and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

(p)	Troubled debt restructuring

As per ASC 470-60 Troubled Debt Restructuring (TDR) refers to a situation where the creditor, grants concessions to a borrower experiencing financial difficulties. These concessions may include modifications to the terms of the payable, such as reducing the interest rate, extending the repayment period, or forgiving a portion of the payable. Such restructuring is done with the intent to provide relief to the borrower and to maximize the potential for payable recovery by the Company.

In accordance with ASC 470-60, when the total future cash payments under the new terms are less than the carrying amount of the payable at the date of restructuring, the difference between the carrying amount and the total future cash payments is recognized as a ‘Gain on Troubled Debt Restructuring’ in the Condensed Consolidated Financial Statements. This gain is recorded immediately in the period the restructuring occurs.

If the total future cash payments under the new terms exceed the carrying amount of the payable at the date of restructuring, no adjustment to the carrying amount of the payable is made. Instead, the company calculates a New Effective Interest Rate (EIR) based on the revised terms of the restructured payable. The debt is then amortized over the remaining life of the payable using the new EIR, with interest expense recognized based on this rate in future periods.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

(q)	Segment information

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

(r)	Common Stock Reverse Split

In October 2024, the Company effectuated a one-for-hundred reverse stock split. All share, stock option and warrant information has been retroactively adjusted to reflect these stock splits. See Note 4 for additional disclosure.

(s)	Recent Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our Condensed Consolidated Financial Statements disclosures.

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

As discussed in Note 1, “Organization and Business Operation”, on the Closing Date, Zoomcar, Inc. completed the acquisition of IOAC and Zoomcar, Inc. received cash of $5,770,630 and assumed liabilities amounting to $21,499,578 (including $17,100,000 settled by issuance of Common Stock of the Company) which were recorded in the Condensed Consolidated Balance Sheets for the year ended March 31, 2024. Further, unsecured promissory notes of $3,259,208 were assumed. As of March 31, 2024, the Company recorded $10,947,805 of transaction costs, which consisted of legal, accounting, and other professional services related to the Reverse Recapitalization, of which $4,804,482 was related to Common Stock issued during the Reverse Recapitalization and was recorded as a reduction to additional paid-in capital. The cash outflows related to these costs were presented as financing activities in the Company’s Condensed Consolidated Statements of Cash Flows. In addition, upon closing of the Reverse Recapitalization, certain employees received a one-time transaction bonus for an aggregate amount of $392,725, which was to be paid in cash. This bonus is included in compensation and benefits in the Consolidated Statements of Operations and Comprehensive (Loss) for the year ended March 31, 2024.

On the Closing Date, each then-outstanding IOAC ordinary share was cancelled and converted into one share of Common Stock of the registrant, par value $0.0001 per share (“Common Stock”), and each then-outstanding IOAC warrant was assumed and converted automatically into a warrant of the Company, exercisable for shares of Common Stock. Additionally, outstanding units of the IOAC were separated into their component parts, and outstanding IOAC Class B shares were converted into Class A shares on a 1-for-1 basis. As of the Closing Date, upon consummation of the Reverse Recapitalization, the only outstanding shares of capital stock of the IOAC are shares of Common Stock. See Note 23, “Common Stock Capital” , for additional details of the Company’s stockholders’ equity prior to and subsequent to the Reverse Recapitalization.

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

As additional consideration for the acquisition of Zoomcar, Inc. securities, at the Closing, IOAC issued and deposited into an escrow account established for this purpose (the “Earnout Escrow Account”) 200,000 shares (20,000,000 prior to Reverse Stock Split) of Common Stock (the “Earnout Shares”) to be held in the Earnout Escrow Account in accordance with the terms of an earnout escrow agreement. The Original Earnout Terms were modified pursuant to the terms and provisions set forth in the Post-Closing Amendment, effective immediately upon the adoption of the Post-Closing Amendment on December 29, 2023 resulting in the Earnout Shares becoming distributable to stockholders in accordance with the terms of the Reverse Recapitalization Agreement.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3	Reverse Recapitalization (Continued)

In connection with Reverse Recapitalization, then-outstanding 11,500,000 public warrants of IOAC were assumed and converted automatically into a warrant of the Company on the closing. 100 (1 prior to Reverse Stock Split) public warrants entitled each holder, the right to purchase 1 (1 prior to Reverse Stock Split) share of Common Stock at an exercise price of $571 ($5.71 prior to Reverse Stock Split) per share and classified as equity instruments.

Ananda Trust Closing Subscription Agreement

On December 19, 2023, IOAC and Ananda Trust, an affiliate of the Sponsor, entered into a subscription agreement (the “Ananda Trust Closing Subscription Agreement”), pursuant to which, upon the Closing, Ananda Trust purchased 16,667 (1,666,666 prior to Reverse Stock Split) (IOAC Class A ordinary shares at) a price of $300 ($3.00 prior to Reverse Stock Split) per share for aggregate gross proceeds of $5,000,000. This investment was consummated concurrently with the closing of the Reverse Recapitalization.

The number of Common Stock outstanding following the consummation of the Reverse Recapitalization are as follows:

Particulars	March 31, 2024 (After Reverse Stock Split)	March 31, 2024 (Prior to Reverse Stock Split)
Conversion of Zoomcar, Inc. Common Stock and Preferred Stock outstanding prior to Reverse Recapitalization	273,275	27,327,481
Common Stock – issuance to IOAC shareholders	91,924	9,192,377
Shares issued to Mohan Ananda	27,382	2,738,172
Other vendors	36,173	3,617,333
Total	428,754	42,875,363

The number of Zoomcar, Inc. shares was determined as follows:

Particulars	Zoomcar, Inc. Shares	Common shares issued to shareholders of Zoomcar, Inc. (After Reverse Stock Split)	Common shares issued to shareholders of Zoomcar, Inc. (Prior to Reverse Stock Split)
Common shares	16,987,064	4,827	482,681
Preferred stock	99,309,415	218,425	21,842,458
Redeemable NCI - Shares of Zoomcar India Private Limited	10,848,308	7,542	754,169
Issue of common shares on conversion of SSCPN	-	42,482	4,248,173
Total		273,276	27,327,481

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4	Reverse Stock Split

The Company’s shareholders authorized, and the Board of Directors approved for a 1-for-100 Reverse Stock Split, which became effective on October 21, 2024. Any fractional shares that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole share.

The Reverse Stock Split took place after September 30, 2024 but before the date the financial statements were issued, hence the number of shares have been retroactively adjusted in the financial statements.

Every 100 shares of issued and outstanding Common Stock has been consolidated into one share, without affecting the par value. In addition, (i) a proportionate adjustment has been made to the number of outstanding warrants, per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of Common Stock as per the terms and conditions of the respective warrant agreements, and (ii) the number of shares reserved for issuance pursuant to the Company’s equity incentive plans will also be reduced proportionately.

5	Troubled Debt Restructuring

7.7% Debenture

On September 25, 2024, the Company entered into a settlement agreement with Blacksoil Capital Private Limited (lender). As per the agreement, the lender has agreed to waive off 25% of the outstanding amount and the Company agrees to make full settlement of its outstanding amount (net of 25% waiver) by November 15, 2024 (original date was October 31, 2024) and in case of default, the Company is liable to pay fixed coupon interest @10% p.a. on the revised outstanding amount for the period starting October 31, 2024 till December 15, 2024 (“Long stop date”). Further, in case the payment is not made till the Long stop date, the lender has the right to revoke all, or any part of the settlement agreed pursuant to the above agreement.

Furthermore, with respect to the payment due on October 31, 2024, the lender has agreed for a grace period until November 15, 2024, without any interest.

The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60. The gain on troubled debt restructuring recorded during the three months ended September 30, 2024 is $83,937.

Mercury car Rentals limited

During the three months ended September 30, 2024, the Company has entered into a new arrangement with Mercury Car Rentals Limited whereby the lender has waived off entire penal interest amounting to $31,996 charged due to non-payment of bullet payment which was due in January, 2024. As per the agreed terms, the company was to make payment in 3 installments (1st installment - $59,692 to be paid in September 2024, 2nd installment - $35,815 to be paid by October 31, 2024 and 3rd installment - $119,384 to be paid by November 30, 2024). As of date, the company has paid the 1st installment amounting to $59,692 and 2nd installment amounting to $35,815. Further, if the Company is unable to pay the 3rd instalment due on November 30, 2024, the penalty interest waiver will become null, and void and default interest @ 24% will be applicable starting from February 2024 till the final settlement date.

The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60. Gain on troubled debt restructuring recorded during the three months ended September 30,2024 is $32,063.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5	Troubled Debt Restructuring (Continued)

Accounts Payable

During the three months ended September 30, 2024, the Company carried out negotiations with its vendors and as per the revised agreements with the vendors, they have granted a short-term deferral in payments or/and reduction in outstanding liability. As a part of the agreement, they cannot initiate any new proceedings and/or are required to withdraw (if previously initiated) any legal notices or proceedings against the Company until the payments are due in accordance with the revised agreed terms.

The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60. The Company has recorded a net gain on troubled debt restructuring in the Condensed Consolidated Statements of Operations during the three months ended September 30, 2024 amounting to $236,447.

Accounting considerations

The Company assessed the transactions under the guidance of ASC 470-60 Troubled Debt Restructuring to determine if the transactions qualified as troubled debt restructuring. For a payable restructuring to be considered troubled, the debtor must be experiencing financial difficulty, and the creditor must have granted a concession. The Company is experiencing financial difficulties such as continuous default in debt repayments, significant doubt about the ability of the Company to continue as a going concern, threat of being delisted from an exchange and vendors/lenders have granted concessions during the three months ended September 30, 2024, hence the Company has accounted the concessions in accordance with ASC 470-60. The outstanding liability of the restructured payables is significantly less than the carrying value of old payables and in accordance with the guidance in ASC 470-60, gain on restructuring is recorded as the difference between future undiscounted cash flows and the carrying value.

The total gain on troubled debt restructuring recorded during the three months ended September 30, 2024 is $352,447. Basic EPS was increased by $0.49 ($0.0049 prior to Reverse Stock Split) as a result of these gains.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6	Cash and cash equivalents

The components of cash and cash equivalents were as follows:

(In USD)

As at	September 30, 2024	March 31, 2024

Balances in bank accounts	$612,951	$1,495,097
Cash	1,255	1,047
Cash and cash equivalents	$614,206	$1,496,144

7	Accounts receivable, net of allowance for doubtful accounts

The components of accounts receivable were as follows:

(In USD)

As at	September 30, 2024	March 31, 2024

Accounts receivable	$116,363	$207,971
Allowance for credit losses	(13,705)	(13,774)
Net accounts receivable	$102,658	$194,197

The Company records an allowance for credit losses for amounts owed for completed transactions that may never settle or be collected. For the three months and six months ended September 30, 2024, allowance amounting to $NIL and $NIL was created for expected credit losses respectively (March 31, 2024 : $13,774).

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8	Balances with government authorities

The components of balances with government authorities were as follows:

(In USD)

As at	September 30, 2024	March 31, 2024
Current
Goods and service tax receivable	$4,181,146	$4,277,019
Less: Impairment*	(3,830,175)	(3,849,317)
	$350,971	$427,702

Non-current
Other tax receivables	$4,083	$18,126
	$4,083	$18,126

*	During the year ended March 31, 2024, the Company recorded an allowance for impairment of tax credits for an amount of $3,849,317 for estimated losses resulting from substantial doubt about the utilization of the tax credits. This allowance for impairment of tax credits was determined by estimating future uses of tax credits against output Goods and Service Tax (“GST”). No impairment allowance has been recorded for the three months and six months ended September 30, 2024. As of September 30, 2024 the impairment amounts to $3,830,175 (March 31, 2024 : $3,849,317).

9	Short term investments

The components of short term investments were as follows:

(In USD)

As at	September 30, 2024	March 31, 2024

Certificate of deposits*	$-	$298,495
Short term investments	$-	$298,495

*	In April 2024, Lease Plan India Private Limited invoked the bank guarantee provided as collateral, resulting in the adjustment of a fixed deposit amounting to $127,609. As on September 30, 2024 and March 31, 2024, this has been adjusted against the outstanding liability of Leaseplan India Private Limited (Refer Note 13).

During the six months ended September 30, 2024, the Company has adjusted the certificate of deposits with Mahindra & Mahindra Financial Services Limited amounting to$261,031 against the corresponding debt.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10 (a)	Other current assets

The components of other current assets were as follows:

(In USD)

As at	September 30, 2024	March 31, 2024

Security deposits	$38,436	$98,813
Franchise tax refund receivable	84,490	84,490
Advance to employees	23,500	15,159
Receivables from car sale	89,795	90,244
Advance income taxes, net	9,431	9,094
Advance to suppliers	46,852	9,370
Other receivables	91,776	216,576
Other current assets	$384,280	$523,746

10 (b)	Other current assets with related parties

The components of other current assets with related parties were as follows:

(In USD)

As at	September 30, 2024	March 31, 2024

Advance to director	$-	$44,168
Other current assets with related parties	$-	$44,168

11	Assets held for sale

The components of assets held for sale were as follows:

(In USD)

As at	September 30, 2024	March 31, 2024

Vehicles	$623,046	$629,908
Total assets held for sale	$623,046	$629,908

Vehicles represent the vehicles held for sale in the Indian subsidiary, Zoomcar India Private Limited. The gain or loss on sale of these assets is included in Loss/(Gain) on sale of assets held for sale under Other (income)/expense of Condensed Consolidated Statements of Operations. During the three months and six months ended September 30, 2024, total loss of $73 and profit of $2,850 was recorded on sale of vehicles held for sale (total profit of $3,633 and loss of $1,385 for the three months and six months ended September 30, 2023). During the three months and six months ended September 30, 2024 and 2023, the Company has not recorded any impairment charge.

The Company is actively taking steps to liquidate these “Assets held for sale”, pending the capacity to foreclose loans and issue NOCs to buyers. The Company anticipates full asset sale completion by the year ending March 31, 2025.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12	Property and equipment, net

The components of property and equipment were as follows:

(In USD)

As at	Estimated useful life	September 30, 2024	March 31, 2024

Devices	3 - 5 years	$3,174,735	$3,274,998
Computer equipments	2 - 7 years	562,892	603,864
Office equipments	3 - 10 years	233,994	245,545
Furniture and fixtures	10 years	1,755	7,398
Total, at cost		3,973,376	4,131,805
Less: Accumulated depreciation		(2,710,663)	(2,572,825)
		$1,262,713	$1,558,980
Right-of-use assets under finance leases:

Vehicles, at cost		$4,096,932	$4,117,406
Accumulated depreciation		(4,096,932)	(4,117,406)
		$-	$-
Total property and equipment, net		$1,262,713	$1,558,980

Depreciation expense for the three months and six months ended September 30, 2024 was $100,815 and $213,163 respectively and for the three and six months ended September 30, 2023 was $255,126 and $510,607 respectively. Depreciation expense has been shown under cost of revenue amounting to $74,306 and $149,179 for the three months and six months ended September 30, 2024 respectively ($210,435 and $419,370 respectively for three months and six month ended September 30, 2023) and under General and administrative expenses amounting to $26,509 and $63,984 for the three months and six months ended September 30, 2024 respectively ($44,691 and $91,237 respectively for three months and six month ended September 30, 2023). Vehicles are pledged against debt from financial institutions. There is no change in useful life of the assets during the year.

As of September 30, 2024 and March 31, 2024 , the Company believes no impairment exists because the long-lived asset’s future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13	Leases

The Company’s lease primarily includes vehicles and corporate offices which has been classified as finance leases and operating leases, respectively. The lease term of operating and finance leases varies between 3 to 7 years. The lease agreements do not contain any covenants to impose any restrictions except for market-standard practice for similar lease arrangements. In assessment of the lease term, the Company considers the extension option as part of its lease term for those lease arrangements where the Company is reasonably certain of availing the extension option.

The components of lease expense were as follows:

(In USD)

	Three months ended September 30,		Six months ended September 30,
Period ended	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$-	$-	$-	$-
Interest on lease liabilities	131,166	155,362	267,209	316,481
Operating lease cost	86,325	128,076	194,570	260,282
Short term lease cost	93,551	24,598	172,923	79,673
Total lease cost	$311,042	$308,036	$634,702	$656,436

Supplemental cash flow information related to leases was as follows:

(In USD)

For the Six months ended	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$178,249	$243,479
Financing cash outflows for finance leases	$-	$608,274
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

(In USD)

As at	September 30, 2024	March 31, 2024
Operating Leases
Operating lease right-of-use assets	$1,137,906	$1,290,608

Current operating lease liabilities	$315,495	$365,542
Non-current operating lease liabilities	912,452	1,009,681
Total operating lease liabilities	$1,227,947	$1,375,223

Finance Leases

Property and equipment, at cost	$5,894,099	$5,923,555
Accumulated depreciation	(4,096,932)	(4,117,406)
Accumulated impairment	(1,797,167)	(1,806,149)
Property and equipment, net	$-	$-

Current finance lease liabilities	$5,989,040	$5,738,239
Non-current finance lease liabilities	-	-
Total finance lease liabilities	$5,989,040	$5,738,239

Weighted Average Remaining Lease Term
Operating leases	54 months	58 months
Finance leases	24 months	30 months
Weighted Average Discount Rate
Operating leases	13.00%	13.00%
Finance leases	8.00%	9.00%

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13	Leases (Continued)

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.

	September 30, 2024		March 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Maturities of lease liabilities are as follows:
2025	$163,972	$6,443,466	$392,443	$6,475,668
2026	343,866	-	345,584	-
2027	360,583	-	362,385	-
2028	378,135	-	380,025	-
2029	396,566	-	398,548	-
Total Lease Payments	$1,643,122	$6,443,466	$1,878,985	$6,475,668
Less : Imputed Interest	415,175	454,426	503,762	737,429
Total Lease Liabilities	$1,227,947	$5,989,040	$1,375,223	$5,738,239

An amount of $361,737 and $363,545 which is receivable from Leaseplan India Private Limited has been netted off with lease liability balance as on September 30, 2024 and March 31, 2024 respectively.

As of September 30, 2024, the Company continues to default on equated monthly installments (EMI) payments for November 2023 to September 2024 owed to Leaseplan India Private Limited (Lender). The total lease commitment balance as of September 30, 2024 is $5,804,548 (including $1,781,841 of defaulted lease rentals). In adherence to the agreement, the Company has accumulated penal interest at a simple interest rate of 1% per month on the overdue EMIs, amounting to $131,879 for the six months ended September 30, 2024.

As per the terms of the agreement, an additional simple interest of 1.5% per month is levied on the overdue amount as it is still unpaid after 60 days from date of default.

In April 2024, Lease Plan India Private Limited has invoked the bank guarantee created against fixed deposit amounting to $127,296 which has been adjusted against their outstanding liability as on September 30, 2024 and March 31, 2024. Lease Plan India Private Limited has not yet withdrawn the conditional waiver of $1.2 million given during the restructuring done during the year ended March 31, 2022.

The Company has defaulted on EMI from December 2023 to September 2024 owed to Orix Leasing and Financial Services India Limited (Orix). As per the restructuring agreement, in case of default on payment, interest charge of 15% p.a. on the outstanding amount shall be levied by Orix Leasing and Financial Services India Limited.

On August 13, 2024 Orix Leasing and Financial services has filed a suit in the mediation center claiming the outstanding amount from the Company. During the period ended March 31, 2024 the Company was in process of negotiations for restructuring the outstanding liability with the lender with potential deferment of the payment terms and dismissal of the suit. Subsequently, on November 7, 2024, Orix has agreed to restructure the outstanding lease liability based on the new agreed payment terms (Refer Note 36).

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14	Investments

The components of investments were as follows:

(In USD)

As at	September 30, 2024	March 31, 2024
Long term investments
Investments in certificate of deposits*	$25,553	$91,947
	$25,553	$91,947

*	Investments includes certificate of deposits and interest accrued on the same.

15	Other non-current assets

The components of other non-current assets were as follows:

(In USD)

As at	September 30, 2024	March 31, 2024

Security deposits*	$362,694	$350,149
Receivables from car sale **	456,309	458,590
Other non-current assets	$819,003	$808,739

*	includes deposit amounting to $129,590 made as a pre deposit in court for Indian indirect tax appeal filed in FY 2021-22, 2022-23 and 2024-25 in different states of India.;

**	pertains to receivable amount from Dbest Cars India Private Limited (“Dbest”), pending arbitration after an initial court judgment in favor of the Company. The Company has handed over the No Objection Certificates for the sold vehicles to Dbest as per the court orders. The time frame for actual receipt of fund is dependent on the completion of realization process with arbitration panel.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16	Accounts Payable

The components of accounts payable were as follows:

(In USD)

As at	September 30, 2024	March 31, 2024
Accounts payable towards related parties	$152,435	$152,435
Accounts Payable towards others*	15,750,725	14,279,152
Total Accounts Payable	$15,903,160	$14,431,587

*	The Company carried out negotiations with its vendors which resulted in a short-term deferral in payments or/and reduction in outstanding liability. The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60 (Refer Note 5), resulting in net gain amounting to $236,447 during the three months ended September 30, 2024.

17	Debt

The components of long term and short term debt were as follows:

(In USD)

As at	Effective interest rates	Original Maturities*	September 30, 2024	March 31, 2024
Current
Non-convertible debentures
- 7.7% Debentures	11.61%	November 15, 2024	$259,969	$335,549
Term loans
- from non-banking financial companies (NBFCs)
- Mahindra & Mahindra Financial Services Limited	-	December 31, 2024	600,822	873,924
- TATA Motors Finance Limited	12.89%	May 31, 2027	1,956,403	2,187,128
- Kotak Mahindra Financial Services Limited	1.00%	February 28, 2025	348,846	348,599
- Jain and Sons Services Limited	-	December 31, 2024	47,754	47,992
- Mercury Car Rentals Private Limited	-	November 30, 2024	155,200	249,560
- Orix Leasing and Financial Services India LTD	-	December 31, 2025	167,110	156,370
- Clix Finance India Private Limited	4.71%	July 2, 2025	127,726	124,931
Financing arrangement with-
- AON Premium Finance LLC	7.74%	September 28, 2024	-	725,430
			$3,663,830	$5,049,483

Total maturity as of September 30, 2024
Year ending March 31,
2025 (October 1, 2024 till March 31, 2025)	$3,663,830
2026	-
2027	-
2028	-
2029	-
Thereafter	-
$3,663,830

*	Maturities have been stated as per the respective agreements with the financiers. For Tata Motors Finance Limited, Orix Leasing and Financial Services India LTD and Clix Finance India Private Limited, due to non-payment of scheduled EMIs, the loan is immediately payable and is classified as current. The debts are not associated with any restrictive covenants.

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17	Debt (Continued)

(1) Non-convertible debentures

(i) 7.7% Debenture

On September 25, 2024, the Company entered into a settlement agreement with Blacksoil Capital Private Limited (lender). As per the agreement, the lender has agreed to waive off 25% of the outstanding amount and the Company agrees to make full settlement of its outstanding amount (net off 25% waiver) by November 15, 2024 (original date was October 31, 2024) and in case of default, the Company is liable to pay fixed coupon interest @10% p.a. on the revised outstanding amount for the period starting October 31, 2024 till December 15, 2024 (“Long stop date”). Further, in case the payment is not made till the Long stop date, the lender has the right to revoke all, or any part of the settlement agreed pursuant to the above agreement.

The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60 (Refer Note 5), resulting in net gain amounting to $83,937 during the three months ended September 30, 2024.

The Company has recorded an interest expense amounting to $9,869 and $9,869 for the three and six months ended September 30, 2024 ($10,023 and $22,086 for the three and six months ended September 30, 2023).

(2) Term loans from NBFCs

Includes loans outstanding as at September 30, 2024 and March 31, 2024 amounting to $3,403,861 and $3,976,093.

The Company has recorded an interest expense amounting to $76,049 and $152,215 for the three and six months ended September 30, 2024 ($94,064 and $194,629 for the three and six months ended September 30, 2023).

As of September 30, 2024, the Company has defaulted on all debt obligations, totaling $1,577,289, owed to various lenders, including Kotak Mahindra Finance, Tata Motors Finance Limited, Mahindra & Mahindra Financial Services Limited, Clix Finance India Private Limited, Orix Leasing and Financial Services India Limited, Jain and Sons Services Limited and Mercury Car Rentals Private Limited. The Company has also recorded a penal interest expense amounting to $46,505 and $87,584 for the three and six months ended September 30, 2024 ($NIL and $NIL for the three and six months ended September 30, 2023). The Company is in negotiations or has entered into settlement agreements with these lenders to restructure payment terms and resolve outstanding claims.

During the period ended September 30, 2024, the Company has entered into a new arrangement with Mercury Car Rentals Limited whereby the lender has waived off entire penal interest amounting to $31,996 charged due to non-payment of bullet payment which was due in January, 2024. The Company has accounted this transaction as troubled debt restructuring under ASC 470-60 (Refer Note 5).

The outstanding amounts for the above loans are classified under current liabilities in the Condensed Consolidated Balance Sheets.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17A	Redeemable Promissory Note

The following is a summary of the Company’s redeemable promissory note payable as of September 30, 2024 and March 31, 2024:

(In USD)	Outstanding
As at	September 30, 2024	March 31, 2024
Redeemable promissory note	$3,750,000	$-
Less: Discount ($2,647,925) and debt issuance cost ($909,657) on issuance, net of amortization	(2,239,959)	-
Total	$1,510,041	$-

On June 18, 2024 , the Company entered into a Securities Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes and warrants to purchase up to an aggregate of 1,267,728 shares (52,966,102 prior to Reverse Stock Split) of Company Common Stock for gross proceeds of $3,000,000. The closing occurred on June 20, 2024.

Out of the total proceeds of $3,000,000 received for the redeemable promissory notes and warrants. The Company has allocated $952,075 and $2,047,925 to redeemable promissory notes and warrants respectively, on the basis of their relative fair values. The warrants has been recorded under additional paid in capital in the Condensed Consolidated Statements of Stockholders’ Deficit. The discount on issue and issuance cost amounts to $2,647,925 and $909,657 (including consideration incurred towards placement agents of $788,157) respectively. These discount and issuance cost on redeemable promissory notes have been amortized over the contractual period on a straight-line basis. The unamortized discount and issuance cost have been presented as net of the redeemable promissory note liability. Pursuant to the funding received on November 7, 2024, the Company subsequently has repaid the outstanding amount of the redeemable promissory notes (including interest accrued) (Refer Note 36).

Terms of Redeemable Promissory Note

The redeemable promissory note is due nine months from the date of issuance, provided that the Company is required to use the proceeds at the Closing Date of one or more subsequent equity, debt or other capital raises or any sale of tangible or intangible assets with net proceeds sufficient to repay all or any portion of the amounts due under the redeemable promissory note (the “Maturity Date”). The redeemable promissory note bears interest at a rate of 15% per annum computed on the basis of a 360-day year and twelve 30-day months and payable in arrears on the Maturity Date.

The interest on the redeemable promissory note (including amortization of discount on issue and issuance cost) was $1,320,861 and $1,467,623 for the three months and six months ended September 30, 2024 ($NIL and $NIL for the three months and six months ended September 30, 2023) which was recognized in the Condensed Consolidated Statements of Operations for their respective period.

As of September 30, 2024 and March 31, 2024, the balance outstanding of the redeemable promissory note was $3,750,000 (including $150,000 interest accrued) and $NIL respectively.

Terms of Warrants issued along with Redeemable Promissory Note

The Warrants are each exercisable for one share of Common Stock at an initial exercise price of $5.9161 per share ($0.1416 per share prior to Reverse Stock Split) and may be exercised at any time after six months and up to 5 years the date of issue.

These Warrants are classified as equity on the Condensed Consolidated Balance Sheets.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18	Convertible promissory note (‘Notes’)

The Convertible Promissory Note were converted into the Company’s Common Stock on the consummation of the Business Combination by way of a Reverse Recapitalization.

The (gain)/loss on fair value change of the Notes recorded was $575,434 and $995,456 for three months and six months ended September 30, 2023 which was recognized in the Condensed Consolidated Statements of Operations for their respective period (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

18A	Unsecured promissory note to related parties

The following is a summary of the Company’s unsecured promissory note payable as of September 30, 2024 and March 31, 2024:

(In USD)	Outstanding
As at	September 30, 2024	March 31, 2024
Unsecured promissory note	$-	$2,027,840
Total	-	2,027,840

Prior to Merger in August 2022, the SPAC had issued an interest free Convertible Promissory Note to Ananda Small Business Trust with a principal amount for $2,027,840. The principal amount was repayable in 90 days (the ‘Maturity Date’) from the consummation date of the Business Combination by way of a Reverse Recapitalization. The principal balance could have been repaid at any time before the Maturity Date. The Note was also convertible at the option of the holder on the Maturity Date at a Conversion Price of $300 ($3.00 prior to Reverse Stock Split) per share.

During the three months ended September 2024, Ananda Small Business Trust has opted for conversion of the Unsecured promissory note into the Common Stock of the Company at the agreed conversion price of $300 ($3.00 prior to Reverse Stock Split) per share. As of September 30, 2024, the shares are yet to be issued and hence are classified under the stockholder’s equity as Shares pending issuance. Approximately 6,760 (675,946 prior to Reverse Stock Split) shares will be issued on conversion of the unsecured promissory note.

19	Senior Subordinated Convertible Promissory Note (’SSCPN’)

The Company has raised $8,109,954 during the year ended March 31, 2023 and $13,175,027 during the year ended March 31, 2024 against SSCPN, Warrants and placement agents warrants.

During the year ended March 31, 2024, as a result of consummation of the Business Combination by way of a Reverse Recapitalization, the SSCPN outstanding were converted into 42,482 (4,248,178 prior to Reverse Stock Split) shares of the Company’s Common Stock.

The Company had measured the SSCPN under the fair value option election of ASC 825 and were adjusted for their carrying value through Consolidated Statements of Operations up to the date of conversion on Reverse Recapitalization. On the date of Reverse Recapitalization, the carrying amounts of the SSCPN and Notes were credited to the capital accounts upon conversion.

In accordance with terms of the agreement , the Company’s warrants issued to SSCPN holder to purchase Common Stock were initially classified as a derivative liability which was then reclassified to equity on the Consolidated Balance Sheets as at March 31, 2024.

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20	Unsecured Convertible Note (‘Atalaya Note’)

The following is a summary of the Company’s Atalaya Note payable for which it elected fair value option as on September 30, 2024 and March 31, 2024:

(In USD)	Fair Value Outstanding
As at	September 30, 2024	March 31, 2024
Non-current liability
Atalaya Note	$-	$10,067,601
Total	$-	$10,067,601

(In USD)	Fair Value Outstanding
As at	September 30, 2024	March 31, 2024
Current liability
Atalaya Note	$6,772,885	$-
Total	$6,772,885	$-

The Atalaya Note was initially recorded at the fair value of $10,167,194 on issuance. The Atalaya Note was issued at 7.5% discount on principal amounting to $632,596.

During the six months ended September 30, 2024, partial liability was settled by issue of 125,120 (12,512,080 prior to Reverse Stock Split) shares to the Atalaya Note holders for a settlement of $2,324,696.

The principal balance of the Atalaya Note was $8,434,605 (amount received $7,802,009). As of September 30, 2024 and March 31, 2024, the fair value of the Atalaya Note of $6,772,885 and $10,067,601, were recorded in the Condensed Consolidated Balance Sheets for their respective periods. The change in fair value resulted in loss of $390,218 and gain of $970,020 that is recorded for the three months and six months ended September 30, 2024 ($NIL and $NIL for three months and six months ended September 30, 2023) in the Condensed Consolidated Statements of Operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). Also, Refer Note 34.

The Company is liable to pay liquidated damages to the note holders, owing to breach of certain conditions as prescribed by the agreement. However, there is no visibility on the amount of such damages, henceforth, no provision has been booked for the same.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20	Unsecured Convertible Note (‘Atalaya Note’) (Continued)

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

During the period ended September 30, 2024, the Company received notices from Atalaya for entering into equity line transaction and incurring indebtedness without obtaining consent of the Purchaser. As per the terms of the Atalaya Note, in the event of any default, all accrued but unpaid interest plus liquidated damages and other amounts thereof, shall become immediately due and payable in cash. The Company is in discussions with Atalaya on this matter to settle the same and therefore has classified all payments due to Atalaya as a current liability.

Additionally, during the year ended March 31, 2024, 1,640 (164,000 prior to Reverse Stock Split) registered and unrestricted shares of Common Stock were issued and delivered to Midtown Madison Management LLC, the service provider of the Atalaya Note Purchaser. This was accounted for at the fair value of the shares issued amounting to $492,000 in the Consolidated Statements of Operations.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21	Other current liabilities

The components of other current liabilities were as follows:

(In USD)

As at	September 30, 2024	March 31, 2024
Payable to renters	$558,424	$576,052
Statutory dues payable	1,494,235	1,550,688
Capital creditors	5,907	5,936
Employee benefit expenses payable	340,138	320,360
Other liabilities*	366,597	330,582
Other current liabilities	$2,765,301	$2,783,618

*	Pertains to payables in relation to operating leases. During the year ended March 31, 2024, security deposit amounting to $35,994 has been adjusted against outstanding balance with Siddharth Assets (lessor) in relation to the Golden Enclave property lease. During the six months ended September 30, 2024, security deposit amounting to $47,754 has been adjusted against outstanding balance with Economic Transport Organisation Private Limited (lessor) in relation to the Golden Enclave property lease.

22	Accumulated other comprehensive income/ (loss)

The components of accumulated other comprehensive income/(loss) were as follows:

(In USD)

As at	September 30, 2024	March 31, 2024
(Loss)/ Gain on employee benefit
Balance, beginning of period	$46,101	$115,818
Recognized during the period, net of taxes amounts to $NIL	(42,235)	(48,593)
Reclassification to net income: Amortization losses/(gains)	(3,351)	(21,124)
Balance, end of period	$515	$46,101

Foreign currency translation adjustment
Balance, beginning of period	$1,749,891	$1,712,181
Translation adjustments gain recognized during the period, net of taxes amounts to $NIL	43,892	37,710
Balance, end of period	$1,793,783	$1,749,891
Accumulated other comprehensive income	$1,794,298	$1,795,992

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23	Capital Stock

Common Stock capital

On December 28, 2023, the Company consummated a Business Combination which was accounted for as a Reverse Recapitalization (Refer Note 3). The Company had 220,000,000 shares of Zoomcar, Inc. Common Stock authorized for issuance prior to the closing of the Reverse Recapitalization. Pursuant to the Company’s restated certificate of incorporation, the Company is authorized to issue 260,000,000 shares of capital stock, consisting of (a) 250,000,000 shares of Common Stock with a par value of $0.0001 per share, and (b) 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

As a result of the Reverse Recapitalization, 16,987,064 shares of Zoomcar, Inc. Common Stock, were converted into shares of the Company’s Common Stock at an Exchange Ratio of 0.0284 (prior to Reverse Stock Split). The holders of Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval. On all matters to be voted upon, holders of Common Stock and holders of Preferred Stock will vote together as a single class on all matters submitted to the stockholders for their vote or approval.

As on the transaction Closing date, a) 273,275 (27,327,481 prior to Reverse Stock Split) shares were issued at an exchange ratio of 0.0284 (prior to Reverse Stock Split) in exchange for 16,987,064 shares of Common Stock and 112,660,583 shares of Preferred Stock of Zoomcar, Inc. Also, 91,924 (9,192,377 prior to Reverse Stock Split) shares of the Company were issued at a conversion ratio of 1:1 (prior to Reverse Stock Split) in exchange for 9,192,377 shares of the SPAC, b) 10,715 (1,071,506 prior to Reverse Stock Split) common shares were issued to Mohan Ananda against Ananda Note having outstanding principal and interest amount of $10,715,068 c) 16,667 (1,666,666 prior to Reverse Stock Split) common shares were issued to Mohan Ananda in exchange for cash consideration of $5,000,000 and d) 36,173 (3,617,333 prior to Reverse Stock Split) shares of Common Stock were issued to vendors as compensation for services received by the Company which includes 2,866,666 shares issued against liabilities assumed under Reverse Recapitalization amounting to $17,100,000.

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

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24	Preferred Stock

Upon the consummation of the Business Combination by way of a Reverse Recapitalization, the Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.0001 per share. The Company has no Preferred Stock outstanding as of September 30, 2024 and March 31, 2024.

25	Revenue

The components of revenue, net were as follows:

(In USD)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023

Revenues from services
Facilitation revenue (net)	$2,239,538	$2,681,008	$4,445,940	$5,295,626
Other operating revenues	7,359	-	41,942	-
Total	$2,246,897	$2,681,008	$4,487,882	$5,295,626

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Revenue by geographical location
India	$2,246,844	$2,649,769	$4,470,616	$5,223,818
Egypt	-	28,521	13,365	50,391
Vietnam	-	-	-	18,037
Indonesia	53	2,718	3,901	3,380
	$2,246,897	$2,681,008	$4,487,882	$5,295,626

Contract balances

The Company’s contract liabilities for consideration collected prior to satisfying the performance obligations is $589,681 and $716,091 as at September 30, 2024 and March 31, 2024 respectively. The Company has collected $569,214 as advance from customers during the six months ended September 30, 2024.

The Company offers loyalty program, Z-Points, that results in the deferral of revenue equivalent to the retail value at the date the points are earned. The Company had accumulated deferred revenue amounting to $20,467 and $96,710 as at September 30, 2024 and March 31, 2024, respectively in relation to Loyalty program.

Revenue recognized during the three months and six months ended September 30, 2024 which was included in contract liabilities balance at the beginning of the respective period amounts to $453 and $269,829 respectively ($321,904 and $362,920 recognized during the three months and six months ended September 30, 2023 respectively).

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

26	Finance costs

The components of finance costs were as follows:

(In USD)	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Finance costs -other than related parties
Interest on vehicle loans	$85,918	$91,171	$162,084	$190,938
Interest on finance leases	131,166	155,362	267,209	316,481
Interest on subcontractor liability	23,072	23,372	46,488	47,150
Change in fair value of convertible promissory note	-	575,434	-	995,456
Interest on redeemable promissory notes	1,320,861	-	1,467,623	-
Change in fair value of Atalaya Note	390,218	-		-
Change in fair value of SSCPN	-	6,141,965	-	16,661,212
Note issue expenses	-	525,588	-	1,564,210
Change in fair value of derivative financial instrument	-	813,566	-	10,036,375
Bank charges	6,405	6,107	13,605	23,930
Other borrowings cost	202,538	31,235	363,954	48,605
Total	$2,160,178	$8,363,800	$2,320,963	$29,884,357

Finance costs -to related parties
Interest on vehicle loans	$-	$12,915	$-	$25,777
Total	$-	$12,915	$-	$25,777

27	Other (income) /expense, net

The components of other (income)/expense, net were as follows:

(In USD)	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Other (income) /expense, net - other than related parties
Interest income	$(4,483)	$(12,851)	$(14,608)	$(20,387)
Change in fair value of preferred stock warrant liability	-	(175,102)	-	(420,245)
Change in fair value of Atalaya Note	-	-	(970,020)	-
Loss/(Gain) on sale of property, plant & equipment	637	17,553	(1,194)	84,093
Loss/(Gain) on sale of assets held for sale	73	(3,633)	(2,850)	1,385
Loss on foreign currency remeasurements	971	2,487	1,781	13,698
Loss on assets written off	56	40,014	93,740	40,014
Provision written back	-	(113,827)	(22,556)	(113,827)
Payable to customers written back	(8,625)	(5,413)	(13,153)	(57,503)
Other, net	(16,636)	(20,725)	(102,921)	(49,944)
Total	$(28,007)	$(271,497)	$(1,031,781)	$(522,716)

Other (income) - from related parties
Interest income	$-	$(1,626)	$-	$(5,676)
Total	$-	$(1,626)	$-	$(5,676)

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

28	Income taxes

The components of (loss)/gain before income taxes consist of the following:

(In USD)	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023

Domestic	$(2,463,842)	$(9,698,563)	$(2,182,865)	$(31,176,668)
Foreign	(888,133)	(2,703,724)	(3,700,689)	(10,006,751)
(Loss) before income taxes	$(3,351,975)	$(12,402,287)	$(5,883,554)	$(41,183,419)

The Company has computed income tax expense/(benefit) for the three months and six months ended September 30, 2024 and September 30, 2024 by using a forecasted annual effective tax rate and adjust for any discrete items arising during the period. The Company has recorded $NIL tax expense for all of the periods. Our effective tax rate was 0.00%, 0.00%, 0.00% and 0.00% for the three months and six months ended September 30, 2024 and September 30, 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended March 31, 2024 and 2023, due to changes in valuation allowance on the deferred tax assets.

The Company files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2022 tax returns.

As at September 30, 2024, tax returns for years ended March 31, 2020 and onward remain subject to examination by tax authorities in India. There are other ongoing audits in various other jurisdictions that are not material to our Condensed Consolidated Financial Statements.

The Company has received various orders from Indian tax authorities, for details Refer Note 35.

29	Net loss per share

The components of basic and diluted loss per share were as follows:

(In USD, except loss per share)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023

Net loss available for common shareholders (A)	$(3,351,975)	$(12,402,287)	$(5,883,554)	$(41,183,419)
Weighted average outstanding shares of Common Stock (B)	756,980	4,828	721,249	4,828
Common Stock and Common Stock equivalents (C)	756,980	4,828	721,249	4,828

Loss per share
Basic (A/B)	$(4.43)	$(2,568.82)	$(8.16)	$(8,530.12)
Diluted (A/C)	$(4.43)	$(2,568.82)	$(8.16)	$(8,530.12)

Share related amounts have been retroactively adjusted to reflect this reverse stock-split for all periods presented.

Since the Company was in a loss position for the three months and six months ended September 30, 2024 and September 30, 2023, basic loss per share was same as diluted net loss per share for the periods presented. The following potentially dilutive outstanding securities as of September 30, 2024 and September 30, 2023 were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

29	Net loss per share (Continued)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Convertible preferred stock	-	112,660,326	-	112,660,326
Preferred stock warrants	-	36,501,508	-	36,501,508
Stock options*	204	3,607	204	3,607
SSCPN	-	69,609,903	-	69,609,903
Public warrants	11,500,000	-	11,500,000	-
Private warrants	1,698,449	-	1,194,128	-
Derivative financial instruments	-	83,531,884	-	83,531,884
Total	13,198,653	302,307,228	12,694,332	302,307,228

*	The computation of diluted earnings per common share excludes the 204 Common Stock options (20,425 prior to Reverse Stock Split) for the three months and six months ended September 2024 respectively and 360,690 Common Stock options (3,607 prior to Reverse Stock Split) for the three and six months ended September 2023 respectively and the 1,698,449 private warrants (93,040,952 prior to Reverse Stock Split) for the three months and six months ended September 2024 respectively and 1,194,128 private warrants (71,970,284 prior to Reverse Stock Split) for the three and six months ended September 2023 respectively.

30	Employee benefit plans (unfunded)

Employee benefit plans includes gratuity and compensated absences payable to employees. These benefit plans consist of a defined benefit plan for gratuity payable by the Indian subsidiary of the Company under Indian regulations. These are determined under the projected unit credit method, with actuarial valuations being carried out at each reporting date. The retirement benefit obligations recognized in the Condensed Consolidated Balance Sheets represents the present value of the defined obligations. Under an employee benefit plan, it is the Company’s obligation to provide agreed benefits to the employees. The related actuarial and investment risks fall on the Company. The summary of current and non-current employee benefit plans obligations along with its components are as below:

Pension and other employee obligations
As at	September 30, 2024	March 31, 2024
Current
Gratuity	$77,170	$93,967
Compensated absences	69,134	89,688
	$146,304	$183,655
Non-current
Gratuity	$214,398	$258,524
Compensated absences	163,460	232,925
Other statutory dues	2,207	-
	$380,065	$491,449

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

30	Employee benefit plans (unfunded) (Continued)

I. Gratuity

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Changes in projected benefit obligation (PBO)
PBO at the beginning of the year	$325,441	$373,442	$352,492	$286,713
Service cost	14,971	21,026	34,523	50,109
Interest cost	4,693	4,724	9,976	9,793
Actuarial loss/ (gain)	(21,276)	(30,473)	42,235	43,605
Benefits paid	(31,452)	(16,907)	(146,029)	(38,677)
Effect of exchange rate changes	(808)	(4,165)	(1,628)	(3,896)
PBO at the end of the period	$291,569	$347,647	$291,569	$347,647

Accrued pension liability
Current liability			$77,170	$80,698
Non-current liability			214,399	266,949
			$291,569	$347,647

Accumulated benefit obligation			$221,574	$252,121

Net gratuity cost recognized in income statement	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Service cost	$14,971	$21,026	$34,523	$50,109
Interest cost	4,693	4,724	9,976	9,793
Amortization of net actuarial (gains)/loss	(1,672)	(5,287)	(3,351)	(10,609)
Net periodic benefit cost	$17,992	$20,463	$41,148	$49,293

Re-measurement (gains) / losses in other comprehensive income	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Actuarial (gain)/loss	$(21,276)	$(30,473)	$42,235	$43,605
Amortization loss	(1,672)	(5,287)	(3,351)	(10,609)
Total	$(19,604)	$(25,186)	$45,586	$54,214

Components of actuarial gain:	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Actuarial (gain)/loss due to demographic assumption changes in defined benefit obligation	$2,004	$(8,491)	$1,063	$748
Actuarial (gain)/ loss due to financial assumption changes in defined benefit obligation	3,378	(5,926)	2,701	(5,535)
Actuarial (gain)/loss due to experience on defined benefit obligation	(26,571)	(16,056)	38,558	48,392
Total	$(21,189)	$(30,473)	$42,322	$43,605

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

30	Employee benefit plans (unfunded) (Continued)

The assumptions used in accounting for the gratuity plan are as follows:

	September 30, 2024	September 30, 2023
Discount rate - staff	6.78%	7.38%
Discount rate - independent service provider*	6.78%	7.26%
Attrition rate - staff	38.91%	36.47%
Attrition rate - independent service provider*	81.49%	78.78%
Rate of increase in compensation levels - staff	12.63%	12.19%
Rate of increase in compensation levels - independent service provider*	11.49%	11.43%

*	Independent service provider are contract employees responsible for maintaining the fleet of the Company.

During the six months ended September 30, 2024 and September 30, 2023,  actuarial gain was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments as of September 30, 2024 is as follows:

Year ending March 31,
2025 (October 1, 2024 till March 31, 2025)	$38,585
2026	60,722
2027	38,990
2028	26,493
2029	15,753
Thereafter	111,026
Total	$291,569

II.	Compensated absences

The employees are permitted to encash a maximum of 45 days of accumulated leave balance on separation. The Company has provided liability for compensated absences as per an actuarial valuation carried out by an independent actuary as of the Balance Sheet dates. The amount of compensated absences cost is $(45,949) and $(1,358) for the three months and six months ended September 30, 2024 respectively ($(50,911) and $101,628 for three months and six months ended September 30, 2023 respectively).

Net leave encashment cost includes the following components	Three months ended September 30,		Six months ended September 30,
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service cost	$(9,304)	$(16,260)	$25,940	$125,756
Interest cost	4,574	5,189	9,737	10,412
Recognized net actuarial loss	(41,219)	(39,840)	(37,035)	(34,540)
Net periodic benefit cost	$(45,949)	$(50,911)	$(1,358)	$101,628

III.	Defined contribution plan

The Indian subsidiary makes provident fund contributions which are defined contribution plans, for qualifying employees. Under the Schemes, the Indian subsidiary is required to contribute a specified percentage of the payroll costs to fund the benefits. The contributions are made to provident fund in accordance with the fund rules. The interest rate payable to the beneficiaries every year is notified by the Government. The amount of contributions made to provident fund is $65,147 and $158,559 for the three months and six months ended September 30, 2024 respectively ($106,493 and $218,823 for the three and six months ended September 30, 2023 respectively).

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

31	Stock-based compensation expense

In 2012, the Company adopted its 2012 Equity Incentive Plan, under which the Company may grant options and restricted stock to eligible participants. The plan is equity settled. Options are generally granted for a term of ten years. Options have a graded vesting period of up to four years and the expenses are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the awards. The Company settles employee stock-based options with newly issued Common Stock of the Company. The Company cancelled 14,808,486 (prior to Reverse Stock Split) options issued and outstanding during the year ended March 31, 2024. The remaining 719,167 (prior to Reverse Stock Split) fully vested options were assumed by the merged Company on Reverse Recapitalization, and the holders were issued the Company options at the Exchange Ratio. As of the Closing Date of the Reverse Recapitalization, the Company no longer has shares available for issuance under the 2012 Plan. No new awards has been granted under the 2012 Plan following the adoption of the 2023 Equity Incentive Plan.

In December 2023, prior to and in connection with the Merger, the Company adopted the 2023 Equity Incentive Plan, which provides for grants of share-based awards, including Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), and other forms of share-based awards. Stock options are generally granted for a term of ten years and have a graded vesting period of up to four years. The Company settles employee stock-based options with newly issued Common Stock of the Company. The Company has reserved 196,953 (19,695,305 prior to Reverse Stock Split) shares of Common Stock for the issuance of awards under the 2023 Plan.

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

The following tables summarizes total stock-based compensation expense by function for the three months and six months ended September 30, 2024 and September 30, 2023:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Cost of revenue	$-	$15,526	$-	$83,035
Technology and marketing	-	16,299	-	64,947
General and administrative expenses	-	141,868	-	469,923
Total stock-based compensation expense	$-	$173,693	$-	$617,905

The stock-based compensation expense is recorded in the employee benefit cost and apportioned basis respective functions.

The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the weighted average assumptions. No grants were made during the three months and six months ended September 30, 2024. The assumptions for the six months ended September 30, 2023 are as follows:

September 30, 2023
Dividend yield	0.00%
Expected volatility	60.00%
Risk-free interest rate	2.39-2.81%
Exercise price	$2.20
Expected life (in years)	5.5 - 7

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

31	Stock-based compensation expense (Continued)

The movement in number of stock-based options outstanding and their related weighted average exercise price for the 2012 Equity Incentive Plan are as follows:

	Six months ended September 30,		Six months ended September 30,
	2024		2023
	No. of options	Weighted average exercise price	No. of options	Weighted average exercise price
Outstanding at the beginning of the year	-	$-	16,258,113	$1.82
Granted during the year	-	-	-	-
Forfeited during the year	-	-	(730,460)	1.81
Exercised during the year	-	-	-	-
Cancelled during the year	-	-	-	-
Transferred to merged Company	-	-	-	-
Outstanding at the end of the period	-	-	15,527,653	1.83

Exercisable at the end of the period	-	-	10,616,155	1.65
Unvested at the end of the period	-	-	4,911,498	2.20

Weighted average remaining life (in years)

As at	September 30, 2024	September 30, 2023
Vested options	-	6.50
Unvested options	-	7.99

The expected life of the stock is based on historical data and current expectations and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may also not necessarily be the actual outcome.

The compensation cost of non-vested awards not yet recognized as of September 30, 2024, is $NIL (September 30, 2023 : $1,265,828). The weighted average period over which stock-based compensation expenses of non-vested awards not yet recognized as of September 30, 2024 is expected to be recognized is NIL years (September 30, 2023 : 0.96 years).

32	Related Party Transactions

Key managerial personnel (KMP)

Gregory Bradford Moran	Chief Executive Officer & Director (until June 20, 2024)
Hiroshi Nishijima	Chief Executive Officer (w.e.f. June 20, 2024)
Uri Levine	Director (until July 20, 2023)
David Ishag	Director (until January 31, 2024)
Evelyn D’An	Director (w.e.f. April 19, 2023)
Graham Gullan	Director (until June 18, 2024)
Swatick Majumdar	Director (w.e.f. August 9, 2023)
Mohan Ananda	Director (w.e.f. December 28, 2023)
Madan Menon	Director (w.e.f. December 28, 2023)
Lisbeth McNabb	Director (until April 18, 2023)
John Robert Clarke	Director (w.e.f. June 20, 2024)
Mark Bailey	Director (w.e.f. June 20, 2024)

Investor in Indian subsidiary
Mahindra & Mahindra Limited*	Investor in Indian subsidiary (until December 28, 2023)

Enterprises owned or significantly influenced by above
Mahindra & Mahindra Financial Services Limited*
Mahindra First Choice Wheels Limited*
Yard Management Services Limited*
Ananda Small Business Trust

Related party transactions pertaining to debt, investments, and other current liabilities have been stated on the face of the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

32	Related Party Transactions (Continued)

The Company had following transactions with related parties:

	September 30, 2024	September 30, 2023
Interest expense
Mahindra & Mahindra Financial Services Limited*	$-	$25,777

Interest income
Mahindra & Mahindra Financial Services Limited*	$-	$5,676

Debt - principal repayment
Mahindra & Mahindra Financial Services Limited*	$-	$53,051

Debt - foreclosure charges
Mahindra & Mahindra Financial Services Limited*	$-	$153

Credit notes against sale of property and equipment
Mahindra First Choice Wheels Ltd *	$-	$3,155

The Company has the following outstanding balances with related parties:

As at	September 30, 2024	March 31, 2024

Convertible promissory note (non-current and current)
Ananda Small Business Trust**	$-	$2,027,840

Payable to Director
Mohan Ananda	$152,435	$152,435

Advance to director (net)
Gregory Bradford Moran	$-	$44,168

	$152,435	$2,224,443

*	Mahindra & Mahindra Financial Services Limited, Mahindra First Choice Wheels Limited and Yard Management Services Limited were related parties until December 28, 2023, hence, the transactions until December 28, 2023 with these related parties have been disclosed. The outstanding balances with these related parties have not been disclosed since they were not related parties as on March 31, 2024 and September 30, 2024.
**	During the three months ended September 2024, Ananda Small Business Trust has opted for conversion of the Unsecured promissory note into the common stock of the Company at the agreed conversion price of $300 ($3.00 prior to Reverse Stock Split) per share. As of September 30, 2024, the shares are yet to be issued and hence are classified under the stockholder's equity as Shares pending issuance. Approximately 6,760 (675,946 prior to Reverse Stock Split) shares will be issued on conversion of the unsecured promissory note.

33	Variable Interest Entities

An entity is a VIE if it has any of the following characteristics :

●	The entity does not have enough equity to finance its activities without additional subordinated financial support.

●	The equity holders, as a group, lack the characteristics of a controlling financial interest.

●	The entity is structured with non-substantive voting rights (i.e., an anti-abuse clause).

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

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

33	Variable Interest Entities (Continued)

The VIEs have been incorporated in their respective locations to perform the business of providing mobility solutions to consumers and businesses.

The following table summarizes the assets and liabilities related to the Company’s consolidated VIEs:

	September 30, 2024	March 31, 2024
Assets
Cash and Cash equivalents	$5,285	$11,888
Accounts receivable	$-	$7,341
Other current assets	$409	$3,868
Prepaid expenses	$-	$4,282
Property and equipment, net	$-	$41,849
Intangible assets, net	$-	$3,012
Long term Investments	$4,154	$4,112
Receivable from government authorities - non-current	$4,083	$18,126

Liabilities
Accounts payable	$398,220	$374,692
Contract Liabilities	$-	$3,755
Current portion of pension and other employee obligations	$84	$986
Other current liabilities	$148,403	$148,950
Pension and other employee obligations, less current portion	-	1,189

Total investment in the VIEs is as follows:
Name of the VIE entity	Place of incorporation	Nature of investment	Investor entity
Zoomcar Egypt Car Rental LLC***	Egypt	Debt	Zoomcar Netherlands Holding B.V
Zoomcar Egypt Car Rental LLC***	Egypt	Debt	Zoomcar Inc.
Fleet Mobility Philippines Corporation*	Philippines	Debt	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Fleet Holding Pte Ltd
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Equity	Fleet Holding Pte Ltd

These amounts have been eliminated during the process of consolidation

*	In May 2022, Company had initiated the process of winding-up for Fleet Mobility Philippines Corporation. The assets consolidated for the VIE are not material.

**	In August 2023, Zoomcar Vietnam Mobility LLC has filed for bankruptcy with the local authorities. In accordance with ASC 810-10-15-10, the Company consolidates the VIE as the bankruptcy application is pending with the authorities in Vietnam and unless the application is admitted, the Company holds a variable interest and still is the primary beneficiary. The assets/liabilities consolidated for the VIE are not material.

***	On June 3, 2024, Zoomcar Egypt Car Rental LLC has closed down its operations due to decrease in operations and rising economic difficulties. The assets consolidated for the VIE are not material.

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

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

34	Financial Instruments - Fair Value Measurements

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

The carrying value of financial instruments not carried at fair value by categories are as below:

	September 30, 2024	March 31, 2024
As at	Carrying value	Carrying value
Financial assets
Cash and cash equivalents	$614,206	$1,496,144
Accounts receivable	102,658	194,197
Short term investments	-	298,495
Receivable from government authorities	355,054	445,828
Long term investments	25,553	91,947
Other financial assets	1,062,510	770,941
Total assets	$2,159,981	$3,297,552
Financial liabilities
Accounts payable	$15,903,160	$14,431,587
Debt	3,663,830	5,049,483
Redeemable Promissory Note	1,510,041	-
Other financial liabilities	1,271,066	1,232,930
Total liabilities	$22,348,097	$20,714,000

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$623,046	$-	$623,046	$-
Liabilities:
Atalaya Note	$6,772,885	$-	$-	$6,772,885

	March 31, 2024
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$629,908	$-	$629,908	$-
Liabilities:
Atalaya Note	$10,067,601	$-	$-	$10,067,601

Level 2: The fair value of Assets held for sale not traded in an active market is determined using the quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly considering all the relevant factors of assets.

The Company’s recurring Level 3 financial instruments within the Company’s fair value hierarchy as of September 30, 2024 and March 31, 2024 consist of the Company’s Atalaya Note.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

34	Financial Instruments - Fair Value Measurements (Continued)

Atalaya Note

The Company measures its notes at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of unsecured convertible note related to updated assumptions and estimates were recognized as change in fair value of Atalaya Note within the Condensed Consolidated Statements of Operations.

The Company used the following assumptions for the valuation of Atalaya Note as on September 30, 2024 in the model of Valuation of:

Atalaya Note
Remaining term (years)	0.50
Rate of interest	8.00%
Penal rate of interest	7.50%
Cost of Debt*	14.90%

*	Cost of debt for commensurate term is considered as discount rate for cash payment.

The assumptions for the valuation of Atalaya Note as on September 30, 2024 have been updated since the last valuation. Until March 31, 2024, the settlement of Atalaya Note could have been through either issue of shares or repayment of outstanding amount. During the six months ended September 30, 2024, the stock price of the Company were reduced below $25 ($ 0.25 prior to Reverse Stock Split) and in accordance with the agreement on the breach of this stock price threshold, the Atalaya Note is to be settled mandatorily in cash. The Company adopted discounted cash flow method to fair value the lability of Atalaya Note. The Company used the discount rate as per CCC+ bond i.e., 14.90% for discounting the future cash outflow.

The changes in the fair value are summarized below:

	Preferred stock warrant liability	Notes	SSCPN	Unsecured Convertible Note (‘Atalaya Note’)	Derivative financial instrument (‘Warrants’)

Balance as of April 1, 2023	$1,190,691	$10,944,727	$17,422,131	$-	$14,373,856
Issue of SSCPN and warrants	-	-	8,655,330	-	-
Change in fair value of convertible preferred stock warrant	(245,143)	-	-	-	-
Change in fair value of SSCPN	-	-	10,519,247	-	-
Change in fair value of Notes	-	420,022	-	-	-
Change in fair value of derivative financial instrument	-	-	-	-	9,222,809
Balance as of June 30, 2023	$945,548	$11,364,749	$36,596,708	$-	$23,596,665
Issue of SSCPN and warrants	-	-	4,519,696	-	-
Change in fair value of convertible preferred stock warrant	(175,102)	-	-	-	-
Change in fair value of Notes	-	575,434	-	-	-
Change in fair value of SSCPN	-	-	6,141,965	-	-
Change in fair value of derivative financial instrument	-	-	-	-	813,566
Balance as of September 30, 2023	$770,446	$11,940,183	$47,258,369	$-	$24,410,231

Balance as of April 1, 2024	$-	$-	$-	$10,067,601	$-
Shares issued to Atalaya Note holders	-	-	-	(2,324,696)	-
Change in fair value of unsecured convertible note	-	-	-	(1,360,238)	-
Balance as of June 30, 2024	$-	$-	$-	$6,382,667	$-
Shares issued to Atalaya Note holders				-
Change in fair value of unsecured convertible note				390,218
Balance as of September 30, 2024	$-	$-	$-	$6,772,885	$-

During the three months and six months ended September 30, 2024 and September 30, 2023, there were no non-recurring fair value measure of assets or liabilities subsequent to initial recognition.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

35	Commitments and contingencies

Contingencies

(A) Claims filed by customers and third-parties not acknowledged as liability amounted to $4,259,794 and $4,565,949 as at September 30, 2024 and March 31, 2024, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip ; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle ; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company , the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B) The Company has received various orders and show cause notices from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $8,013,164 (March 31, 2024: $7,984,418). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of September 30, 2024, and March 31, 2024.

(C) In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $405,059 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

(D) On January 30, 2024, the Company received a statement of arbitration claims involving warrant holders seeking damages of at least $10,000,000 purportedly arising from the alleged breaches of certain agreements between the Company and warrant holders. Additionally, the Claim requests additional amounts for attorneys’ fees and costs, as well as an order of rescission regarding the issuance of certain allegedly wrongfully dilutive shares of the Company’s stock issued in connection with the business combination or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Zoomcar Common Stock to the warrant holders. The Court denied the temporary injunctive relief and passed an order to prevent issuance of securities to insiders and allowing Claimants to attach Company’s assets up to $3,500,000 if, and only if, located in New York. No further action has been taken as JAMS arbitration panel is yet to be appointed. The claimants have filed a case in New York County Supreme Court for seeking relief in aid of the arbitration claim to secure potential recovery. On June 18, 2024, the parties agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025. Zoomcar is examining its legal options with respect to the Claim and the Court action. The Company believes that the claims are baseless and there was no breach of agreements as alleged.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

35	Commitments and contingencies (Continued)

(E) In August 2022, the Company received a complaint and a demand for trial by jury from Randall Yanker (complainant) towards non-payment of performance bonus consideration seeking damages amounting to $15.9 million towards breach of contract claims, as well as costs, attorneys’ fees, and interest on the $15.9 million amount. The Company believes the claims in the complaint are baseless and violative of the applicable law. The Company had filed a motion to dismiss the case and out of the four course of actions sought by the complainant, the court has dismissed the two course of actions and the other two are still pending the Court’s consideration of the same. However, the Company believes the likelihood of payment of above damages is possible.

The outcome of the above legal proceedings cannot be determined at this time, and there can be no assurance as to the ultimate resolution of these matters or the potential impact on the Company’s financial position, results of operations, or cash flows. The Company will continue to monitor these proceedings closely and provide updates as necessary in future disclosures.

(F) The Company has received the notice from Nasdaq on November 6, 2024 stating that the Company has still not regained compliance with the Rule. Accordingly, its securities will be delisted from The Nasdaq Global Market. In that regard, unless the Company requests an appeal of Staff’s determination to a Hearings Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, trading of the Company’s Common Stock and warrants will be suspended at the opening of business on November 15, 2024 and the Company’s securities will be removed from listing and registration on The Nasdaq Stock Market. Furthermore, on October 29, 2024, Staff notified the Company that it did not comply with Listing Rule 5450(b)(1)(B), which requires that the Company’s ordinary shares maintain a minimum of 1,100,000 publicly held shares for continued listing. This matter serves as a separate and additional basis for delisting.

The Company intends to timely request a hearing before a Nasdaq Hearings Panel. This hearing request will automatically stay Nasdaq’s delisting of the Company’s Common Stock and warrants pending the Panel’s decision and any extension provided by the Panel. The Company intends to present its plan of compliance, which may include a transfer to the Nasdaq Capital Market listing tier.

(G) Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2022 tax returns.

As at September 30, 2024, tax returns for years ended March 31, 2020 and onward remain subject to examination by tax authorities in India. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.

The Company received an order for fiscal year 2015-16 in relation to non-deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $128,386 (March 31, 2024: $129,027). Penalty of $128,386 has been claimed but the proceedings are kept under abeyance until the above order is disposed off.

The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position as at September 30, 2024 and March 31, 2024, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

36	Subsequent events

The Company has evaluated subsequent events, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the Condensed Consolidated Financial Statements except for the following:

(A) On November 7, 2024, the Company has received net proceeds of $7.63 million (after deduction of fees to the placement agent and other offering expenses amounting to $1.12 million). The Company paid $3.80 million from these net proceeds towards the outstanding Redeemable Promissory Notes. Further, there is a holdback of $0.2 million from the remaining proceeds for indemnification of the placement agent in the financing.

(B) On November 7, 2024, the Company agreed with Orix Leasing & Financial Services India Limited (lessor) with regards to restructuring the outstanding lease liability payable amounting to $408,351 by the Company. As agreed with the lessor on November 7, 2024, the Company is required to make an upfront payment of 50% of total liability on or before November 25, 2024. The remaining 50% of the total liability is to be paid along with 12% interest p.a. in 12 installments beginning from January 15, 2025.

(C) On November 6, 2024, the Company received a staff delist determination letter from the Nasdaq Listing Qualifications Department, as a result of its failure to regain compliance with the minimum market value of listed securities requirement for continued listing on the Nasdaq Global Market under Rule 5450(b)(2)(A) of Nasdaq Listing Rules (the “MVLS Rule”), Nasdaq Listing Rule 5450(b)(2)(C) to maintain a minimum market value of publicly held shares of $15,000,000 (the “MVPHS Rule”) and Nasdaq Listing Rule 5450(b)(1)(B) (the “PHS Rule”) to maintain minimum requirement for publicly held shares at 1,100,000.

(D) The Company’s shareholders authorized, and the Board of Directors approved for a 1-for-100 Reverse Stock Split, which became effective on October 21, 2024. Any fractional shares that would have otherwise resulted from the Reverse Stock Split have been rounded up to the nearest whole share. Refer note 4.

(This space has been left intentionally blank)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended September 30, 2024 and 2023, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended March 31, 2024 included in our Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in this Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

As of November 8, 2024, we had 2,060,344 shares of our Common Stock issued and outstanding. Except as otherwise indicated, all share and per share information in this report gives effect to a reverse stock split effected on October 21, 2024 at a ratio of 1-for-100.

Standard Booking Flow

During the six months ended September 30, 2024, we operated a peer-to-peer car sharing platform in emerging markets across three countries and generated revenues from bookings by our Guests of vehicles listed on our Zoomcar platform by our Hosts. Zoomcar receives a portion of the associated booking fee charged to the Guest (less any credits or discounts applied), as well as platform fees charged to Guests and Hosts and trip protection fees (which we refer to as “value-added fees”) charged to Guests. As further described below, other fees charged to Guests, such as fuel charges, are paid fully to Hosts, who also receive a revenue share equal to approximately 60% of booking fees and between 0% and 40% of certain other charges. We use our customized algorithm to price trips dynamically on the platform, leveraging our data from the millions of miles driven on our platform to intelligently price the risks of trips and the market, incorporating information about Guests informed by data we collect and Zoomcar management’s professional experience. While Hosts can opt to offer bookings at prices that are different from those the platform generates as recommendations, most Hosts tend to select the algorithmically derived pricing for their bookings. The functionality enabled by our customized pricing tools is reflected in both Guest booking fees and in the trip protection or “value-added fees” charged to Guests, who are presented with three algorithmically derived trip protection pricing options from which to choose. The revenue- generating components of a trip booked on our peer-to-peer car sharing platform include:

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

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2024	2023	2024	2023
Booking Days	161	164	330	347
Gross Booking Value	$6,119	$6,746	$12,349	$14,008

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

(1)	Refers to calendar quarters (i.e., Q2-21 = April 01 to June 30, 2021).

For the three months ending September 30, 2024, Booking Days on the platform totaled approximately 161,038, compared to 163,582 during the three ended September 30, 2023.

For the six months ending September 30, 2024, Booking Days on the platform totaled approximately 329,547compared to 346,159 during the six months ended September 30, 2023.

During the three months and six months ended September 30, 2024, we took several measures to shift our strategy from volume to profitability and improve our unit profitability at the expense of booking days growth, which resulted in the lower sequential growth in Gross Booking Value. However, this shift in strategy resulted in positive trends experienced in net revenue per booking and cost of revenue quarter over quarter.

Gross Booking Value

We define the Gross Booking Value, or GBV, as the total dollar value of Booking Days booked on our platform, including upfront booking fee (less discounts and credits), value-added fees (i.e., trip protection fees), Guest and Host platform fees, and other charges. GBV includes applicable pass-through taxes and other fees required to be remitted to local authorities, which are excluded from net revenue. GBV is driven by the number of Booking Days and related trip pricing. Revenue from bookings is recognized ratably over the duration of the trip; accordingly, we consider GBV a “leading indicator” of revenue.

(1)	Refers to calendar quarters (i.e., Q2-21 = April 01 to June 30, 2021).

(2)	Booking Days and GBV for bookings ended, excludes cancelled bookings.

During the three months ended September 30, 2024, Gross Booking Value on the platform totaled approximately $6.12 million, compared to approximately $6.75 million during the three months ended September 30, 2023.

During the six months ended September 30, 2024, Gross Booking Value on the platform totaled approximately $12.35 million, compared to approximately $14.01 million during the six months ended September 30, 2023.

This trend in GBV reflects the trend in Booking Days observed above owing to the several measures we took to shift our strategy from volume to profitability and improve our unit profitability at the expense of booking days growth, which resulted in the lower sequential growth in GBV.

Components of results of operations

Net revenue

During the fiscal year ended March 31, 2022, we began offering a peer-to-peer car sharing platform, which enables Hosts to connect with Guests. We act as an agent under this model and thus, our primary source of revenue is recording revenue from services (on a net basis) for those trips fulfilled by Host vehicles. Prior to August 2021, vehicles available on our platform consisted solely of Company-owned or leased vehicles that we offered for short-term rental or longer-term subscription.

Our revenue for the three and six months ended September 30, 2024, and September 30, 2023, consists of revenue from services and other operating revenue.

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

Recorded revenue from services is reduced by the portion of those incentives and credits paid to our Hosts and Guests that cannot be directly attributable to distinct services performed by the Hosts and Guests. These incentives are treated as contra-revenue and reduce our net Revenue recorded in each period. Those incentive costs that can be attributed to a distinct service (e.g., referral bonuses paid to referrer) are included in sale and marketing expenses.

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

Technology and Development

Technology and development expenses primarily consist of personnel-related compensation expenses for technology, product, and engineering teams, as well as expenses associated with our information technology and data science platforms. We expect that our technology and development expenses will increase on an absolute dollar basis but vary from period to period as a percentage of net revenue for the foreseeable future as we continue to invest in technology and development activities relating to ongoing improvements to and maintenance of our platform, including the potential hiring of additional personnel to support these efforts.

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

Finance Costs

Finance costs consist primarily of interest on vehicle loans, finance leases and redeemable promissory note. Costs recognized on account of change in fair valuation of Senior Subordinated Convertible Promissory Notes, convertible promissory notes and derivative financial instruments are included. In addition, it also includes Note issue expenses, bank charges, other borrowing costs.

Other (Income) and Expense, Net

Other (income) and expense, net consists primarily of change in fair value of the preferred stock warrant and the unsecured convertible note, interest income, (gain)/loss on sale of assets & assets held for sale, Loss on assets written off, loss on foreign currency transactions and balances, and other expenses.

Gain on troubled debt restructuring

Gain on troubled debt restructuring includes the gain consists of gains on account of restructuring of loans from lenders and gains on account of concluded negotiations with vendors for reduction in outstanding liabilities.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net revenue	$2,246,897	$2,681,008	$4,487,882	$5,295,626
Costs and expenses	-	-	-	-
Cost of revenue	1,213,422	2,737,486	2,725,711	6,348,468
Technology and development	734,920	919,859	1,636,701	2,246,738
Sales and marketing	214,770	1,154,032	1,017,341	3,859,994
General and administrative	1,656,036	2,168,326	4,054,948	4,642,103
Total costs and expenses	3,819,148	6,979,703	9,434,701	17,097,303
Loss from operations	(1,572,251)	(4,298,695)	(4,946,819)	(11,801,677)
Finance costs	2,160,178	8,363,800	2,320,963	29,884,357
Finance costs to related parties	-	12,915	-	25,777
Gain on troubled debt restructuring	(352,447)	-	(352,447)	-
Other income, net	(28,007)	(271,497)	(1,031,781)	(522,716)
Other income from related parties	-	(1,626)	-	(5,676)
Loss before provision for income taxes	(3,351,975)	(12,402,287)	(5,883,554)	(41,183,419)
Provision for income taxes	-	-	-	-
Net loss	(3,351,975)	(12,402,287)	(5,883,554)	(41,183,419)

The following table sets forth our results of operations as a percentage of net revenue:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue	54%	102%	61%	120%
Technology and development	33%	34%	36%	42%
Sales and marketing	10%	43%	23%	73%
General and administrative	74%	81%	90%	88%
Total costs and expenses	170%	260%	210%	323%
Loss from operations	-70%	-160%	-110%	-223%
Finance costs	96%	312%	52%	564%
Finance costs to related parties	0%	0%	0%	0%
Gain on troubled debt restructuring	-16%	0%	-16%	0%
Other income, net	-1%	-10%	-23%	-10%
Other income from related parties	0%	0%	0%	0%
Loss before provision for income taxes	-149%	-463%	-131%	-778%
Provision for income taxes	0%	0%	0%	0%
Net loss	-149%	-463%	-131%	-778%

Net Revenue

	Three months ended September 30,				Six months ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenues from services	$2,239,538	$2,681,008	$(441,470)	-16%	$4,445,940	$5,295,626	$(849,686)	-16%
Other revenues	7,359	-	7,359		41,942	-	41,942
Net Revenue	2,246,897	2,681,008	(434,111)	-16%	4,487,882	5,295,626	(807,744)	-15%

Our total net revenue for the three months ended on September 30, 2024, and September 30, 2023, was $2.25 million and $2.68 million, respectively, representing a decline of $0.43 million, or 16%. While the total number of Bookings increased by 7%, Booking Days and GBV declined by 2% and 9% respectively, during the three months ended September 30, 2024, versus the previous comparable period.

Our total net revenue for the six months ended on September 30, 2024, and September 30, 2023, was $4.49 million and $5.30 million, respectively, representing a decline of $0.81 million, or 15%. While the total number of Bookings increased by 8%, Booking Days and GBV declined by 5% and 12% respectively, during the six months ended September 30, 2024, versus the previous comparable period.

In the peer-to-peer car sharing model, we continued to take several measures to improve profitability, such as (i) reduction of cash incentives paid to Hosts and (ii) introduction of cancellation fees for Host and Guest. These and other cost rationalization strategies resulted in improved unit profitability at the expense of reducing booking days growth, resulting in lower Booking Days, GBV and Net revenue for the three and six months ended on September 30, 2024, compared to the same period in 2023.

Costs and Expenses

Cost of Revenue

	Three months ended September 30,		Change	% Change	Six months ended September 30,		Change	% Change
	2024	2023			2024	2023
Cost of revenue	$1,213,422	$2,737,486	$(1,524,064)	-56%	$2,725,711	$6,348,468	$(3,622,757)	-57%

Cost of revenue was $1.21 million during the three months ended September 30, 2024, as compared to $2.74 million during the three months ended September 30, 2023, a decrease of $1.52 million, or 56%. This decrease was driven by overall Company-wide efforts to drive greater operational efficiency. Key drivers of the cost savings include $0.66 million reduction of repair and maintenance cost by optimizing the network of third-party vehicle garages, entering into new pricing contracts with these garages and reducing the accident rate by strengthening the Guest verification process, $0.32 million reduction in personnel costs (driven by headcount reductions in India, and discontinuation of operations in Vietnam, Egypt and Indonesia during the three months ending September 30, 2024), a decrease of $0.04 million of uncollected customer charges which were paid to the Host by the Company as part of its business customary practice. Due to discontinuation of operations in Egypt, Indonesia and Vietnam there was a savings of $0.06 million during the three months ended in September 2024 as compared to the three months ended September 30, 2023, under other expenses.

We further achieved savings of $0.14 million for software support and maintenance charges due to optimization of cloud cost and google maps services which were comparatively higher during the three months ending September 30, 2023, owing to the higher spending on brand marketing which brought more customers on the platform, increased searches without any material impact on booking. Further, there were cost savings of $0.14 million on account of depreciation on tracking devices during the three months ended September 30, 2024, as compared to three months ended September 30, 2023, since these devices were completely depreciated in the previous Fiscal year ending March 31, 2024.

Cost of revenue was $2.73 million during the six months ended September 30, 2024, as compared to $6.35 million during six months ended September 30, 2023, a decrease of $3.62 million, or 57%. This decrease was driven by overall Company-wide efforts to drive greater operational efficiency. Key drivers of the cost savings include $0.89 million reduction in personnel costs (driven by headcount reductions in India, and the closure operations in Vietnam, Egypt and Indonesia during the six months ending September 30, 2024 as well as a $0.08 million decrease in ESOP related costs during the six months ended September 30, 2024 as compared to six months ended September 30, 2023), a decrease of $0.52 million of uncollected customer charges which were paid to the Host by the Company as part of its business customary practice. Due to discontinuation of operations in Egypt, Indonesia and Vietnam there was a savings of $0.12 million during the six months ended in September 2024 as compared to three months ended September 30, 2023 under other expenses. Repair and maintenance charges were reduced by $1.22 million during the six months ended September 30, 2024, by optimizing network of third-party vehicle garages, entering new pricing contract with these garages, and reducing accident rate by strengthening the Guest verification process. During the six months ended September 30, 2024 there is a savings of $0.36 million due to introducing direct settlement of Toll charges between host and guest.

We further achieved savings of $0.34 million for software support and maintenance charges due to optimization of cloud cost and google maps services which were comparatively higher during the six months ending September 30, 2023, owing to the higher spending on brand marketing which brought more customers on the platform, increased searches without any material impact on booking. Further, there were cost savings of $0.27 million on account of depreciation on tracking devices during the six months ended September 30, 2024, as compared to six months ended September 30, 2023, since these devices were completely depreciated in the previous Fiscal year ending March 31, 2024.

Technology and Development

	Three months ended September 30,		Change	% Change	Six months ended September 30,		Change	% Change
	2024	2023			2024	2023
Technology and development	$734,920	$919,859	$(184,939)	-20%	$1,636,701	$2,246,738	$(610,037)	-27%

Technology and development expenses totaled $0.73 million during the three months ended September 30, 2024, as compared to $0.92 million during the three months ended September 30, 2023, a decrease of $0.18 million, or 20%. This decrease was driven by employee benefit costs reductions of $0.08 million (including $0.02 million of additional ESOP charges during the three months ended September 30, 2023), and a further reduction of $0.10 million in IT platforms support costs as the Company continues to optimize usage of cloud-based IT services while enabling more in-app features for Guests and Hosts.

Technology and development expenses totaled $1.64 million during the six months ended September 30, 2024, as compared to $2.25 million during the six months ended September 30, 2023, a decrease of $0.61 million, or 27%. This decrease was driven by employee benefit costs reductions of $0.37 million (including $0.06 million of additional ESOP charges during the six months ended September 30, 2023), and a further reduction of $0.24 million in IT platforms support costs as the Company continues to optimize usage of cloud-based IT services while enabling more in-app features for Guests and Hosts.

Sales and Marketing

	Three months ended September 30,		Change	% Change	Six months ended September 30,		Change	% Change
	2024	2023			2024	2023
Sales and marketing	$214,770	$1,154,032	$(939,262)	-81%	$1,017,341	$3,859,994	$(2,842,653)	-74%

Sales and marketing expense totaled $0.21 million during the three months ended September 30, 2024, as compared to $1.15 million during the three months ended September 30, 2023, a decrease of $0.94 million, or 81%, primarily driven by a $0.30 million reduction in brand marketing expenses incurred on brand visibility, and $0.44 million reduction in performance marketing expenses. Further there was a reduction of $0.11 million in Host incentives (this reflects the portion of the host incentives accounted for as sales and marketing expense during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Personnel-related costs decreased by $0.08 million due to reductions in headcount.

Sales and marketing expense totaled $1.02 million during the six months ended September 30, 2024, as compared to $3.86 million during the six months ended September 30, 2023, a decrease of $2.84 million, or 74%, primarily driven by a $1.79 million reduction in brand marketing expenses incurred on brand visibility, and $0.69 million reduction in performance marketing expenses. Further there was a reduction of $ 0.19 million in Host incentives (this reflects the portion of the host incentives accounted for as sales and marketing expense) during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023. Personnel-related costs decreased by $0.17 million due to reductions in headcount.

General and Administrative

	Three months ended September 30,		Change	% Change	Six months ended September 30,		Change	% Change
	2024	2023			2024	2023
General and administrative	$1,656,036	$2,168,326	$(512,290)	-24%	$4,054,948	$4,642,103	$(587,155)	-13%

General and administrative expenses were $1.66 million during the three months ended September 30, 2024, as compared to $2.17 million during the three months ended September 30, 2023, a reduction of $0.51 million, or 24%. Professional fees reduced by $0.30 million driven by elimination of SPAC related expenses during the three months ending September 30, 2024 as compared to the previous comparable period. Operating expenses reduced by $0.08 million during the three months ending September 30, 2024, due to surrender of operating lease premises and due to closure of operations in Egypt, Vietnam and Indonesia.

General and administrative expenses were $4.05 million during the six months ended September 30, 2024, as compared to $4.64 million during the six months ended September 30, 2023, a reduction of $0.59 million, or 13%. Professional fees reduced by $0.33 million driven by elimination of SPAC related expenses during the six months ending September 30, 2024, as compared to the previous comparable period. Employee Benefit expenses, Travel expenses and other expenses reduced by $0.07, $0.07 and $0.03 million respectively during the six months ending September 30, 2024 as compared to the six months ending September 30, 2023 as a result of company-wide cost optimization efforts. Operating lease cost reduced by $0.07 million during the six months ending September 30, 2024 as compared to the six months ending September 30, 2023 due to termination of Golden enclave office in Bangalore.

Finance Costs

	Three months ended September 30,		Change	% Change	Six months ended September 30,		Change	% Change
	2024	2023			2024	2023
Finance costs	$2,160,178	$8,363,800	$(6,203,622)	-74%	$2,320,963	$29,884,357	$(27,563,394)	-92%
Finance costs to related parties	$-	$12,915	$(12,915)	-100%	$-	$25,777	$(25,777)	-100%

Finance costs were $2.16 million during the three months ended September 30, 2024, as compared to $8.36 million during the three months ended September 30, 2023, a reduction of $6.20 million, or 74%. Non-cash expenses related to change in fair valuation of SSCPN, derivative financial instrument and convertible promissory notes were $6.14 million, $0.81 million and $0.58 million respectively during three months ended September 30, 2023, all of which was converted into equity at the close of deSPAC in the fiscal year ending March 31, 2024. These reductions were partially offset by $1.32 million in accrued interest on a redeemable promissory note during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Finance costs were $2.32 million during the six months ended September 30, 2024, as compared to $29.88 million during the six months ended September 30, 2023, a reduction of $27.56 million, or 92%. Non-cash expenses related to change in fair valuation of SSCPN, derivative financial instrument and convertible promissory notes were $16.66 million, $10.04 million and $1.00 million respectively during six months ended September 30, 2023, all of which was converted into equity at the close of deSPAC during the fiscal year ended on March 31,2024. Additionally, note issue expenses reduced to Nil during the six months ending September 30, 2024 as compared to $1.56 million incurred during the six months ended September 30, 2023. These reductions were partially offset by $1.47 million in accrued interest on a redeemable promissory note and an increase of $0.32 million in other borrowing costs during the six months ending September 30, 2024.

Gain on troubled debt restructuring

	Three months ended September 30,		Change	% Change	Six months ended September 30,		Change	% Change
	2024	2023			2024	2023
Gain on troubled debt restructuring	$(352,447)	$-	$(352,447)	100%	$(352,447)	$-	$(352,447)	100%

Gain on troubled debt restructuring during the three months ended September 30, 2024 was $0.35 million vs Nil during the three months ended September 30, 2023.

Other (income) and expense, net

	Three months ended September 30,		Change	% Change	Six months ended September 30,		Change	% Change
	2024	2023			2024	2023
Other (income), net	$(28,007)	$(271,497)	$243,490	-90%	$(1,031,781)	$(522,716)	$(509,065)	97%
Other (income) from related parties	$-	$(1,626)	$1,626	-100%	$-	$(5,676)	$5,676	-100%

Other income was $0.03 million during the three months ended September 30, 2024, versus $0.27 million during the three months ended September 30, 2023, a reduction of $0.24 million or 90%. During the three months ended September 30, 2024 change in fair valuation of preferred stock warrant liability was nil, compared to a gain of $0.18 million recorded during the three months ended September 30, 2023. In addition, during the three months ended September 30, 2024, writeback of provision was nil as compared to $0.11 million recorded during the comparable period in 2023 and loss on assets written off is nil during the three months ended September 30, 2024 as compared to $0.04 million during the three months ended September 30, 2023.

Other income was $1.03 million during the six months ended September 30, 2024, versus other income of $0.52 million during the six months ended September 30, 2023, an increase of $0.51 million or 97%. The change in the fair valuation of unsecured convertible notes resulted in a net gain of $0.97 million during the six months ended September 30, 2024 as compared to Nil during the six months ended September 30, 2023 offset by reduction of gain on account of change in fair valuation of preferred stock warrant liability to nil during the six months ended September 30, 2024 as compared to $0.42 million recorded during the six months ended September 30, 2023. In addition, during the six months ended September 30, 2024, cumulative loss recorded due to assets written off was $0.09 million as compared to a loss of 0.04 million recorded during the six months ended September 30, 2023.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Gross profit /(loss)	$1,033,475	$(56,478)	$1,762,171	$(1,052,842)
Gross margin	46%	-2%	39%	-20%
Contribution profit/(loss)	1,207,766	(122,692)	1,666,927	(1,289,235)
Contribution margin	54%	-5%	37%	-24%
Net loss	(3,351,975)	(12,402,287)	(5,883,554)	(41,183,419)
Adjusted EBITDA	(1,470,442)	(3,869,876)	(4,731,683)	(10,673,165)

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

We use contribution profit (loss) and contribution margin as indicators of the economic impact of a new booking on our platform, as they capture the direct expenses attributable to a new booking on our platform and the cost required to generate revenue. While certain contribution profit (loss) adjustments may not be non-recurring, non-cash, non-operating, or unusual, contribution profit (loss) is a metric our management and board of directors find useful, and we believe investors may find useful in understanding the costs most directly associated with our revenue-generating activities.

We recorded a contribution profit of $1.21 million during the three months ended September 30, 2024, versus a contribution loss of $0.12 million during the three months ended September 30, 2023. Our gross profit improved to $1.03 million during the three months ended September 30, 2024, versus a gross loss of $0.06 million during the three months ended September 30, 2023, which was driven by significant reductions in cost of revenue due to the overall improvements in Companywide operational efficiencies accomplished over the past few quarters. In addition, host incentives and marketing costs (excl. brand marketing) were reduced significantly to $0.05 million during the three months ended September 30, 2024, versus $0.60 million during the same period in 2023, which further contributed to the Company achieving contribution profit as compared to contribution loss in the previous comparable period.

We recorded a contribution profit of $1.67 million during the six months ended September 30, 2024, versus a contribution loss of $1.29 million during the six months ended September 30, 2023. Our gross profit improved to $1.76 million during the six months ended September 30, 2024, versus a gross loss of $1.05 million during the six months ended September 30, 2023, which was driven by significant reductions in cost of revenue due to the overall improvements in Companywide operational efficiencies accomplished over the past few quarters. In addition, host incentives and marketing costs (excl. brand marketing) were reduced significantly to $0.59 million during the six months ended September 30, 2024, versus $1.48 million during the same period in 2023, which further contributed to the Company achieving contribution profit as compared to contribution loss in the previous comparable period.

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

The following tables present reconciliations of gross profit/(loss) to contribution profit/(loss) and gross margin to contribution margin for each of the periods indicated:

Contribution Profit/(Loss)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$2,246,897	$2,681,008	$4,487,882	$5,295,626
Cost of revenue	1,213,422	2,737,486	2,725,711	6,348,468
Gross Profit/(loss)	1,033,475	(56,478)	1,762,171	(1,052,842)
Add: Depreciation and amortization in COR	74,306	210,435	149,179	419,370
Add: Stock-based compensation in COR	-	15,526	-	83,035
Add: Overhead costs in COR (rent, software support, insurance, travel)	145,346	306,403	350,321	739,295
Less: Host Incentives and Marketing costs (excl. brand marketing)	45,361	598,578	594,744	1,478,093
Less: Host incentives	30,242	145,210	77,864	275,045
Less: Marketing costs (excl. brand marketing)	15,119	453,368	516,880	1,203,048
Contribution Profit / (Loss)	1,207,766	(122,692)	1,666,927	(1,289,235)
Contribution margin	54%	-5%	37%	-24%

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

Our adjusted EBITDA loss has reduced to $1.47 million during the three months ended September 30, 2024, as compared to an adjusted EBITDA loss of $3.87 million during the three months ended September 30, 2023.

Our adjusted EBITDA loss has reduced to $4.73 million during the six months ended September 30, 2024, as compared to an adjusted EBITDA loss of $10.67 million during the six months ended September 30, 2023.

This improvement is a result of broad-based cost reduction and optimization initiatives that reduced our cost of revenue, technology and development costs, sales and marketing costs, and general and administrative costs (as described above) during the three and six months ended September 30, 2024, as compared to the same period in 2023.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, Net (Loss) / Income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net Loss	$(3,351,975)	$(12,402,287)	$(5,883,554)	$(41,183,419)
Add/ (deduct)
Stock-based compensation	-	173,693	-	617,905
Depreciation and amortization	101,809	255,126	215,136	510,607
Finance costs	2,160,178	8,363,800	2,320,963	29,884,357
Finance costs to related parties	-	12,915	-	25,777
Other income, net	(28,007)	(271,497)	(1,031,781)	(522,716)
Other income from related parties	-	(1,626)	-	(5,676)
Gain on troubled debt restructuring	(352,447)	-	(352,447)	-
Adjusted EBITDA	$(1,470,442)	$(3,869,876)	$(4,731,683)	$(10,673,165)

Liquidity and Capital Resources

During the six months ended September 30, 2024, and 2023 respectively, we generated negative cash flows from operations of $2.50 million and $10.21 million, respectively, reflecting greater operating cost efficiencies and reduced overhead expenditures in 2024. The Company incurred a net loss of $3.35 million and $12.40 million during the six months ended September 30, 2024, and 2023, respectively, and the accumulated deficit amounts to $313.44 million and $311.19 million as of September 30, 2024, and 2023, respectively.

As of September 30, 2024, our cash and cash equivalents totaled $0.61 million, consisting of cash on hand, fixed deposits and other bank balances.

Our primary use of cash is to fund our existing operations. If we have sufficient working capital, we will continue to invest in product development and in our technology platform. We expect that our general and administrative expenses will be reduced on an absolute dollar basis due to our efforts to manage cost, use of our cash effectively and improve profitability while managing our research and development programs. As on September 30, 2024, the Company’s cash position was critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

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

On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3.60 million in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 1,267,728 shares (52,966,102   shares prior to Reverse Stock Split) shares of Company Common Stock (the “June Warrants”) for gross proceeds to the Company of $3.00 million. The June Notes are due nine (9) months from the date of issuance,  provided that the Company is required to use the proceeds at the closing date of one or more subsequent equity, debt or other capital raise(s) or any sale of tangible or intangible assets with net proceeds sufficient to repay all or any portion of the amounts due under the June Notes, and bear interest at a rate of 15% per annum (up to 20% per annum during the occurrence of an Event of Default). The June Notes are also subject to optional redemption at the option of the Note Holder in the event of a change of control or upon occurrence of an Event of Default (in which case the June Notes are redeemable at a premium of 125% of the amount due thereunder). The June Notes contain certain negative covenants including, but not limited to, a prohibition on incurring indebtedness (other than certain permitted indebtedness) or allowing or suffering to exist any liens or encumbrances (other than permitted liens), repaying or redeeming any outstanding indebtedness other than the June Notes, redeeming or repurchasing any equity interests of the Company, declaring any dividends or distributions, changing the Company’s business, entering into any related party transactions or issuing any securities that would cause a breach or default of the June Notes. The June Notes also contain certain affirmative covenants, including, but not limited to, maintaining good standing, maintaining the Company’s property and intellectual property, maintaining current insurance policies and providing prompt notice in the event of an Event of Default or the commencement of voluntary bankruptcy or liquidation proceedings.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain Hosts and Guests, and the scope of future sales and marketing activities.

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date of the Unaudited Condensed Consolidated Financial Statements were issued. On November 5, 2024, the Company had entered into a private placement transaction for gross proceeds of $9.15 million (before deduction of fees to the placement agent and other offering expenses). On November 7, 2024, the Company closed on private placement financing pursuant to which it raised gross proceeds of approximately $9.15 million. After the deduction of commissions and expenses, the Company received net proceeds of approximately $7.625 million and used $3.804 million of such net proceeds to repay the outstanding principal balance and accrued interest on outstanding indebtedness relating to financing from institutional investors in June 2024. There was also a holdback of $0.2 million for indemnification of the placement agent in the financing, leaving proceeds of approximately $3.621 million to the Company. While this financing resulted in the payment of certain outstanding indebtedness, the Company will still need to raise additional capital imminently in order to have sufficient capital. The Company believes that current cash and cash equivalents will allow the Company to continue operations through December 31, 2024, assuming that the Company makes part payments on its currently outstanding indebtedness and future accruals. The Company was advised by its largest investor and director that he would no longer commit to continuing his support to the Company in the event that any liquidity requirements arise in the future.

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

Debentures and Other Borrowings from Financial Institutions

We have obtained loan facilities from various financial institutions during earlier time periods, which remained outstanding as of September 30, 2024.

Issue of Common Stock

The Company’s shareholders authorized, and the Board of Directors approved for a 1-for-100 Reverse Stock Split, which became effective on October 21, 2024. The Reverse Stock Split took place after September 30, 2024 but before the date the financial statements were issued, hence the number of shares have been retroactively adjusted in the financial statements.

In December 2023, we raised $5,000,000 against issuance of 16,667 shares (1,666,666 prior to Reverse Stock Split)   to Mohan Ananda, Chairman of Board of Directors and our largest shareholder.

In May 2024, we issued 125,120 shares (12,512,080 prior to Reverse Stock Split) to Atalaya Note holders to settle a part of the unsecured promissory note liability.

Issue of Unsecured Convertible Note

In December 2023, we issued an Unsecured Convertible Note bearing a principal amount of $8,434,605.

Issue of Redeemable Promissory Note

On June 18, 2024 , the Company entered into a Securities Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes and warrants to purchase up to an aggregate of 1,267,728 shares (52,966,102 shares prior to Reverse Stock Split) of Company Common Stock for gross proceeds of $3,000,000. The closing occurred on June 20, 2024.

Private Placement of Equity

On November 5, 2024, the Company had entered into a private placement transaction for gross proceeds of $9,149,971 (before deduction of fees to the placement agent and other offering expenses payable by the Company). Aegis Capital Corp. is acting as the Exclusive Placement Agent for the private placement. The Company intends to use the net proceeds from the private placement to repay approximately $3,804,000 of outstanding indebtedness (including accrued interest).

The following table summarizes our cash flows for the periods presented:

	Six Months ended September 30,
Statements of Cash Flows Data:	2024	2023
Net cash used in provided by operating activities	$(2,496,568)	$(10,214,140)
Net cash flows generated from investing activities	384,825	(73,180)
Net cash (used)/ generated from financing activities	1,258,995	10,602,899
Effect of foreign exchange on cash and cash equivalents	(29,190)	(155,777)
Net (decrease)/increase in cash and cash equivalents	(852,748)	315,579

Operating Activities

Net cash used in operating activities was $2.50 million and $10.21 million for the six months ended September 30, 2024, and September 30, 2023, respectively. The major drivers contributing to the decrease of $7.72 million during the current six months compared to previous six months period included the following:

1.

Decrease in net loss of $35.30 million and including adjustments for non-cash items contributed lower cash outflow of $29.41 million during the six months ended September 30, 2024, compared to six months ended September 30, 2023. These adjustments include fair value changes in financial instruments, SSCPN issue expense, stock-based employee compensation, note issue expenses, gain on trouble restructuring, Interest expenses on redeemable promissory note and finance leases, depreciation and amortization of long-lived assets and intangibles assets, among others.

2.	Net increase in working capital of $1.83 million was a result of improved working capital management during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023.

Investing Activities

Net cash generated from investing activities totaled $0.38 million for the six months ended September 30, 2024, as compared to Net cash used for investing activities totaled $0.07 million during the same period in 2023. The increase in cash generated during the six months ended September 30, 2024, is largely attributable to receipt of proceeds from maturity of investment in fixed deposits during the current six months as compared use of proceeds towards purchase of vehicle tracking devises and investment in fixed deposits during the six months ended September 30,2023.

Financing Activities

Net cash generated from financing activities totaled $1.26 million and $10.60 million during the six months ended September 30, 2024, and September 30, 2023, respectively. The Company received proceeds from the issuance of redeemable promissory note amounting to $3.00 million, $0.49 million paid in relation to note issuance expenses of redeemable promissory note and debt repayment of  $1.25 million during the six months ended September 30, 2024 as compared to higher  proceeds from the issuance of Senior Subordinated convertible promissory note of $13.18 million which was partly offset by note issuance cost, debt repayments and principal payment of finance lease obligations totaled to $2.57 million, during the six months ended September 30, 2023. As the Company’s cash position decreased, critical payments and debt repayments were not being made in the ordinary course of business.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business.

Below is a table that shows our contractual lease obligations as of September 30, 2024:

	September 30, 2024
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases
2025	$163,972	$6,443,466
2026	343,866	-
2027	360,583	-
2028	378,135	-
2029	396,566	-
Total Lease Payments	$1,643,122	$6,443,466
Less : Imputed Interest	415,175	454,426
Total Lease Liabilities	$1,227,947	$5,989,040

Borrowings

The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a material penalty are not included in the table above.

As at	September 30, 2024
Current
Non-convertible debentures
- 7.7% Debentures	$259,969
Term loans
- from non-banking financial companies (NBFCs)
- Mahindra & Mahindra Financial Services Limited	600,822
- TATA Motors Finance Limited	1,956,403
- Kotak Mahindra Financial Services Limited	348,846
- Jain and Sons Services Limited	47,754
- Mercury Car Rentals Private Limited	155,200
- Orix Leasing and Financial Services India LTD	167,110
- Clix Finance India Private Limited	127,726
Total	$3,663,830

Total maturity for the six months ending on September 30, 2024
2025 (until March 31, 2025)	$3,663,830

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

(A)	Claims filed by customers and third-parties not acknowledged as liability amounted to $4,259,794 and $4,565,949 as at September 30, 2024 and March 31, 2024, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip ; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle ; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company , the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B)	The Company has received various orders from time to time from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $8,013,164 (March 31, 2024: $7,984,418). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of September 30, 2024, and March 31, 2024.

(C)	In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $405,059 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

(D)	On January 30, 2024, the Company received a statement of arbitration claims involving warrant holders seeking damages of at least $10,000,000 purportedly arising from the alleged breaches of certain agreements between the Company and warrant holders. Additionally, the Claim requests additional amounts for attorneys’ fees and costs, as well as an order of rescission regarding the issuance of certain allegedly wrongfully dilutive shares of the Company’s stock issued in connection with the business combination or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Zoomcar Common Stock to the warrant holders. The Court denied the temporary injunctive relief and passed an order to prevent issuance of securities to insiders and allowing Claimants to attach Company’s assets up to $3,500,000 if, and only if, located in New York. No further action has been taken as JAMS arbitration panel is yet to be appointed. The claimants have filed a case in New York County Supreme Court for seeking relief in aid of the arbitration claim to secure potential recovery. On June 18, 2024, the parties agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025. Zoomcar is examining its legal options with respect to the Claim and the Court action. The Company believes that the claims are baseless and there was no breach of agreements as alleged.

(E)

In August 2022, the Company received a complaint and a demand for trial by jury from Randall Yanker (complainant) towards non-payment of performance bonus consideration seeking damages amounting to $15.9 million towards breach of contract claims, as well as costs, attorneys’ fees, and interest on the $15.9 million amount. The Company believes the claims in the complaint are baseless and violative of the applicable law. The Company had filed a motion to dismiss the case and out of the four course of actions sought by the complainant, the court has dismissed the two course of actions and the other two are still pending the Court’s consideration of the same. However, the Company believes the likelihood of payment of above damages is possible.

The outcome of the above legal proceedings cannot be determined at this time, and there can be no assurance as to the ultimate resolution of these matters or the potential impact on the Company’s financial position, results of operations, or cash flows. The Company will continue to monitor these proceedings closely and provide updates as necessary in future disclosures.

(F)

The Company has received the notice from Nasdaq on November 6, 2024 stating that the Company has still not regained compliance with the Rule. Accordingly, its securities will be delisted from The Nasdaq Global Market. In that regard, unless the Company requests an appeal of Staff’s determination to a Hearings Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, trading of the Company’s Common Stock and warrants will be suspended at the opening of business on November 15, 2024 and the Company’s securities will be removed from listing and registration on The Nasdaq Stock Market. Furthermore, on October 29, 2024, Staff notified the Company that it did not comply with Listing Rule 5450(b)(1)(B), which requires that the Company’s ordinary shares maintain a minimum of 1,100,000 publicly held shares for continued listing. This matter serves as a separate and additional basis for delisting. The Company intends to timely request a hearing before a Nasdaq Hearings Panel. This hearing request will automatically stay Nasdaq’s delisting of the Company’s Common Stock and warrants pending the Panel’s decision and any extension provided by the Panel. The Company intends to present its plan of compliance, which may include a transfer to the Nasdaq Capital Market listing tier.

(G)	Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2022 tax returns.

As at September 30, 2024, tax returns for years ended March 31, 2020 and onward remain subject to examination by tax authorities in India. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.

The Company received an order for fiscal year 2015-16 in relation to non-deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $128,386 (March 31, 2024: $129,027). Penalty of $128,386 has been claimed but the proceedings are kept under abeyance until the above order is disposed off.

The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position as at September 30, 2024 and as at March 31, 2024, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

Critical Accounting Policies and Estimates

The Company prepared its financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and related disclosures at the date of the financial statements, as well as revenue and expense recorded during the reporting periods. The Company evaluates our estimates and judgments on an ongoing basis.

The Company bases its estimates on historical experience and/or other relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ materially from management’s estimates.

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for further information related to our critical accounting policies and estimates, which are as follows:

Debt

 The debt instruments of the Company consist of debentures and term loans from financial institutions. The Company based on available proceeds makes periodic prepayments of scheduled instalments and the same has been accounted for under ASC 470-50.

Redeemable Promissory Notes

During the period ended September 30, 2024, the Company has issued Redeemable Promissory Notes which are repayable at the principal value on maturity date and has been accounted for under ASC 470-10. The Company issued these Redeemable Promissory notes on discount and incurred expenses on issue of the Redeemable Promissory Notes. As per ASC 835, the discount and the expenses incurred on issue of the Redeemable Promissory Notes have been amortized over the period of the Redeemable Promissory note on a straight-line basis. The Redeemable Promissory Notes liabilities have been presented net off the discount and issue expenses.

Debt Issuance costs

Debt issuance costs consist primarily of arrangement fees paid to Placement agent, professional fees and legal fees. These costs are netted off with the related debt and are being amortized to interest expense over the term of the related.

The debt has been classified into current or non-current based on the payment terms of the debt instruments. Non-current obligations are those scheduled to mature beyond twelve months from the date of the Company’s Condensed Consolidated Balance Sheets.

Warrants

When the Company issues warrants, it evaluates the balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the Condensed Consolidated Balance Sheets. In accordance with ASC 815- 40, Derivatives and Hedging- Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the Condensed Consolidated Balance Sheets at fair value with any changes in its fair value recognized currently in the Condensed Consolidated Statement of Operations.

Warrants issued along with Redeemable Promissory Note:

During the period ended September 30, 2024, the Company issued warrants along with Redeemable Promissory Note and as consideration to placement agents for the issuance of the Redeemable Promissory Note.

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

These warrants were deemed derivative instruments in accordance with ASC 815-10-15-83 since they contained an underlying, had cash less payment provisions, that could have been net settled in shares and had a very minimal initial net investment. Accordingly, the derivatives were measured at fair value and subsequently revalued at each reporting date until the close of Reverse Recapitalization consummated during year ended March 31, 2024.

Warrants issued to preferred stockholders:

Before the date of reverse recapitalization, the Company had warrants issued to preferred stockholders convertible into Preferred Stocks and Common Stocks which were issued during the year ended March 31, 2022, and were classified as liabilities and equity respectively.

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

Financial liabilities measured at fair value

Convertible Promissory notes (“Notes”), Senior Subordinated Convertible Promissory Note (“SSCPN”) and Unsecured Convertible Note (“Atalaya Note”)

During the year ended March 31, 2024 the Company issued Notes and SSCPN. The Company evaluated the balance sheet classification for these instruments either as liabilities or equity, and accounting for conversion feature. As per ASC 480-10-25-14, the Notes and SSCPN were classified as liabilities because the Company intended to settle them by issuing variable number of shares with a fixed and known monetary value at the time of inception. However, the Company had elected fair value option for these Notes and SSCPN, as discussed below and thus did not bifurcate the embedded conversion feature.

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

During the year ended March 31, 2024, as a result of consummation of the Business Combination by way of Reverse Recapitalization, the Notes and SSCPN outstanding were converted into 59,757 shares (5,975,686 shares prior to the Reverse Stock Split) of the Company’s Common Stock.

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

Troubled debt restructuring

As per ASC 470-60 Troubled Debt Restructuring (TDR) refers to a situation where the creditor, grants concessions to a borrower experiencing financial difficulties. These concessions may include modifications to the terms of the payable, such as reducing the interest rate, extending the repayment period, or forgiving a portion of the payable. Such restructuring is done with the intent to provide relief to the borrower and to maximize the potential for payable recovery by the Company.

In accordance with ASC 470-60, when the total future cash payments under the new terms are less than the carrying amount of the payable at the date of restructuring, the difference between the carrying amount and the total future cash payments is recognized as a ‘Gain on Troubled Debt Restructuring’ in the Condensed Consolidated Financial Statements. This gain is recorded immediately in the period the restructuring occurs.

If the total future cash payments under the new terms exceed the carrying amount of the payable at the date of restructuring, no adjustment to the carrying amount of the payable is made. Instead, the company calculates a New Effective Interest Rate (EIR) based on the revised terms of the restructured payable. The debt is then amortized over the remaining life of the payable using the new EIR, with interest expense recognized based on this rate in future periods.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in inflation and foreign currencies. Such fluctuations to date have not been significant.

Foreign Currency Exchange Risk

We transact business globally in multiple currencies, primarily Indian Rupees, U.S. Dollars, Singapore Dollars, Euros, Egyptian Pound, Vietnamese Dong, and Indonesian Rupiah. Revenue as well as costs and expenses denominated in foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. Dollar. We are exposed to foreign currency risks related to our revenue and operating expenses, along with certain intercompany transactions, denominated in currencies other than the U.S. Dollar, primarily Indian Rupees. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our entities that primarily recognize revenue in currencies other than the U.S. Dollar incur expenses in the same underlying currencies and, as such, we do not believe that foreign currency exchange risk has had a material effect on our business, results of operations or financial condition. A hypothetical 5% adverse change in the value of Indian Rupee in relation to U.S. dollar, which is our single most significant foreign currency exposure, would have decreased total revenue and net loss for the year ended March 31, 2024, by approximately $0.46 million and $1.04 million, respectively. We have experienced, and will continue to experience, fluctuations in our net loss or income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. These items are presented within other income (expense), net, in our unaudited condensed consolidated statements of operations.

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

(iii) Our controls over financial reporting, specifically related to the inadequacy of our financial reporting policies and procedures, were not operating effectively. The Company lacks financial reporting policies and procedures that are commensurate with GAAP and SEC reporting requirements.

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

Remediation Plans

We have commenced measures to remediate the identified material weaknesses, including:

(i) The Company designed and implemented process for identification, monitoring and regulatory compliance of transactions involving related parties. The Company’s process includes rolling out related party transaction questionnaires quarterly to the identified related parties. The management intends to continue to take steps and monitor the progress of the internal controls implemented.

(ii) Significant reduction in the number of complex financial instruments post the reverse recapitalization. The management actively engages with valuation experts to communicate the underlying assumptions and terms of the financial instruments. The management intends to continue to monitor the progress of the internal controls implemented.

(iii) Developing financial reporting manuals including Standard Operating Procedures for financial statement closure process to ensure compliance with US GAAP and SEC reporting requirements and monitoring controls over financial statement closure process.

(iv) The Management is working on hiring, training and retention of inhouse resources with requisite US GAAP knowledge. The management has also engaged external accounting professionals and developing process for sufficient managements reviews.

(v) The Management is currently working on developing accounting manuals, policies and standard operating procedures in consultation with external consultants.

(vi) The management is in the process of developing ITGC policies and procedures to address identified deficiencies, ensuring controls are designed and operating effectively. This will include establishing monitoring mechanisms to regularly evaluate and test the effectiveness of ITGC, including access controls, change management, and data integrity validation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, we are not currently subject to any material claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory disputes and proceedings (collectively, “Legal Proceedings”) and we are not subject to any pending Legal Proceedings in any of the jurisdictions where we operate other than in India. We have received communications relating to certain legal proceedings, as described in below under the title “Risk Factors — A former consultant to Zoomcar has commenced a lawsuit against Zoomcar asserting that he is entitled to compensation in connection with prior Zoomcar transactions and the Business Combination” ;“Risk Factors — A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested” and “Risk-Factor - The founder and former CEO of the Company has initiated a civil complaint against the Company contesting the reasons for his termination and has raised certain other claims with regards to his ownership of the Company and compensation for termination of his employment.” We may become subject to other Legal Proceedings over time or from time to time, in the ordinary course of our business and as our business continues to grow and expand over time. Becoming involved with Legal Proceedings, regardless of the outcome, may result in substantial cost and diversion of our resources, including our management’s time and attention.

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

i. On August 4, 2023, a former consultant to Zoomcar filed a complaint against Zoomcar in the United States District Court for the Southern District of New York. The complaint contains breach and anticipatory breach of contract claims arising from a letter agreement, effective as of May 2020, between Zoomcar and the former consultant, which engagement letter was terminated by Zoomcar in January 2022. The plaintiff alleges that the terms of the engagement letter entitle him to cash and warrants to purchase Zoomcar shares in relation to prior Zoomcar transactions and upon consummation of the proposed Business Combination. The complaint seeks declaratory relief affirming the plaintiff’s alleged continuing right to receive compensation from Zoomcar under the engagement letter, together with attorneys’ fees, costs, and interests, as well as punitive damages. A motion to dismiss filed by the Company has been denied vide the orders passed on October 9 and October 16, 2024.

On January 30, 2024, Zoomcar received a statement of arbitration claim (the “Claim”) before Judicial Arbitration and Mediation Services, Inc. (“JAMS”), with Aegis Capital Corp. (“Aegis”), Adam Stern, and the Robert J. Eide Pension Plan being the claimants therein. The Claim alleges breaches of certain agreements between (a) Aegis and Zoomcar, and (b) Adam Stern and the Robert J. Eide Pension Plan as warrant holders, on the one hand, and Zoomcar on the other; it seeks damages “preliminarily believed to be” at least $10,000,000 purportedly arising from the alleged breaches, though the Claim does not set forth any basis for that preliminary belief, additional amounts for attorneys’ fees and costs, as well as an order of rescission with respect to the issuance of certain allegedly wrongfully dilutive shares of Zoomcar stock issued in connection with the business combination between Zoomcar and Innovative International Acquisition Corp. or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Zoomcar Common Stock to the claimants. Zoomcar is examining its legal options with respect to the Claim. On January 31, 2024, the Zoomcar claimants filed an action in the New York State Supreme Court, including an order to show cause seeking substantially the same relief as the Claim on a declaratory basis along with temporary injunctive relief. The Court denied the temporary injunctive relief and has scheduled a hearing on the order to show cause for February 21, 2024. Zoomcar is examining its legal options with respect to the Claim and the Court action. The Company believes that the claims are baseless and there was no breach of agreements as alleged. Claimants filed a separate order to show cause seeking attachment of the Company’s assets arguing the Company did not have sufficient working capital to satisfy a potential award based on its public filings. The Court found that while Claimants had not shown a likelihood of success on their theory of the case, it was likely something would be owed. An order, granting claimants the right to attach up to $3,399,878 of Zoomcar’s assets in New York along with other relief, was issued and later modified by the New York Appellate Division, First Department. A motion seeking to stay or modify that order is currently pending in the First Department and the parties are awaiting the start of arbitration.  On June 18, 2024, in connection with the Company’s agreement to engage Aegis as placement agent as mentioned under ‘Liquidity and Capital Resources’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The parties have thereafter agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025.

In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar and IOAC challenging his termination, claiming approximately $400,000 in damages, and claiming that 100,000 options to purchase shares of Zoomcar have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar and IOAC from “alienating or dealing” the 100,000 shares, on pre-split basis, of Zoomcar claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that IOAC be deleted from the array of parties in the suit, inter alia since (i) IOAC is neither a necessary nor a proper party to the suit; (ii) no reliefs have been sought by the former employee from IOAC; and (iii) there is no cause of action against IOAC.

On September 26, 2024, we received a copy of a complaint filed with the United States District Court for the District of Delaware wherein our founder and former CEO Mr. Moran has challenged the Company’s termination of his employment for cause, effective as of June 18, 2024,. Mr. Moran has contested the facts leading up to the grounds on which his termination was based and has also claimed that this alleged wrongful termination has also deprived him of his vested right to 8% of the Company’s outstanding equity that he claims was owed to him under his Employment Agreement. He has also claimed that in connection with his termination he is entitled to the payment of certain amounts for unused paid leave during his employment with Zoomcar, along with certain bonuses he claims to be owed under the terms of his Employment Agreement, as well as severance equal to one year’s base salary. Zoomcar believes that the Mr. Moran’s employment, for cause, was properly terminated in accordance with the terms of his Employment Agreement As of October 31, 2024, the suit has been dismissed on account of Mr. Moran’s intention to refile the case in Delaware Superior Court.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Certain statements in “Risk Factors” are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” immediately following this risk factors summary, which represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Common Stock or Public Warrants and result in a loss of all or a portion of your investment:

●	Our current business model’s limited operating history and financial results make our future results, prospects, and the risks we may encounter difficult to predict.

●	We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise additional funds to finance operations and as a result there is substantial doubt about our ability to continue as a going concern;

●	Certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations;

●	Our operating and financial forecasts are subject to various known and unknown contingencies and factors outside of our control and may not prove accurate, and we may not achieve results consistent with management’s expectations;

●	Various factors, some of which are outside of our control, which may adversely affect our business operations, our competitive standing, and the market price of our Common Stock;

●	If we do not retain existing Hosts, or attract and maintain new Hosts, or if Hosts fail to provide an adequate supply of high-quality vehicles, our business, financial condition, and results of operations may be negatively impacted;

●	If we fail to retain existing Guests, or attract and maintain new Guests, our business, financial condition, and results of operations may be negatively impacted;

●	If we are unable to introduce new or upgraded platform features that Hosts or Guests recognize as valuable, we may fail to retain and attract such users to our platform and our operating results would be adversely affected;

●	The market for online platforms for peer-to-peer car sharing is relatively new, competitive, and rapidly evolving. If we fail to successfully adapt to developments in our market, or if peer-to-peer car sharing online platforms do not achieve general acceptance, it could adversely affect our business, financial condition, and operating results;

●	We require additional capital to support current operations and will require additional capital to support the growth of our business, which may not be available on terms acceptable to us, or at all;

●	Our success depends upon our ability to maintain favorable customer reviews and ratings, and if our reputation suffers, our business, financial condition and operating results may be adversely affected;

●	Maintaining and enhancing our brand and reputation is critical to our business prospects. While we have taken significant steps to build and improve our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer;

●	Breaches and other types of security incidents of our networks or systems, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing Hosts and Guests and attract new Hosts and Guests, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects.

●	Our business depends on attracting and retaining capable management, technology development and operating personnel;

●	We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures;

●	We are in the process of remediating identified material weaknesses in our internal controls and if we fail to remediate these weaknesses or otherwise fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies;

●	Geographic areas in which Zoomcar operates and plans to operate in the future have been and may continue to be subject to political and economic instability, and certain laws and regulations in the Indian jurisdiction where Zoomcar operates are currently evolving;

●	We may incur liability for the activities of Hosts or Guests which could harm our reputation, increase our operating costs, and adversely affect our business, financial condition, and operating results. ;

●	Our business operations may result in losses for which we are not insured;

●	The requirements of being a public company may strain our resources, divert our management’s attention, and affect our ability to attract and retain qualified independent board members;

●	We are the subject of litigation and may not have the ability or the cash to successfully defend such litigation that has been and may in the future be brought against us;

●	There can be no assurance that we will continue to be able to comply with the continued listing standards of Nasdaq ;

●	We are an “emerging growth company” within the meaning of the Securities Act, and, if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors;

●	Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including triggering the most favored nation features of our Convertible Notes and the anti-dilution protection in the warrants issued in 2024.

●	We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock;

●	We have issued a significant number of options and warrants and exercise of these securities and the sale of the shares of Common Stock issuable thereunder (along with the issuance of any similar securities in the future)will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock;

●	Future sales , or the perception of future sales, by us or our stockholders in the public market could cause the market price for the Common Stock to decline;

●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition; and

●	Natural disasters, including and not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.

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

We have a history of operating losses and expect to continue incurring operating losses in the foreseeable future as we continue to develop our current business model and enhance our platform offerings. We also have indebtedness that is in default in excess of our current capital resources (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”). On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 1,267,728 shares (2,648,306 shares prior to the Reverse Stock Split)   of Company Common Stock (which takes into account an adjustment following the  Company’s Share Combination Event that was effective on October 22, 2024 assuming that the  June Warrants are adjusted down to the Floor Price) (the “June Warrants”) for gross proceeds of $3,000,000.

Further, on November 5, 2024, the Company had entered into a private placement transaction for gross proceeds of $9.15 million (before deduction of fees to the placement agent and other offering expenses payable by the Company). Aegis Capital Corp. is acting as the Exclusive Placement Agent for the private placement pursuant to which the Company agreed to sell to such Investors an aggregate of 2,137,850 units at a price of $4.28 per unit for an aggregate investment of $9.15 million, $2.50 million of which was provided by one of the Company’s directors. Each unit consists of one share of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”), two Series A Warrants each to purchase one share of Common Stock (the “Series A Warrants”) and a Series B Warrant to purchase such number of shares of Common Stock, as determined on the Reset Date. The closing occurred on November 7, 2024 (the “Closing Date”). On the Closing Date, the Company issued to the Investors 1,302,850 shares of Common Stock and Pre-Funded Warrants to purchase 835,000 shares of Common Stock. Purchasers of Pre-Funded Warrants paid the per unit price of $4.28 less $0.0001 for each Pre-Funded Warrant purchased. Thereafter, upon closing of this private placement transaction, the Company has received $3.62 million of cash and cash equivalents after giving effect to the payment to the Redeemable Promissory Note Holders, offering fees and expenses. The Company believes that current cash and cash equivalents will allow the Company to continue operations through December 31,2024, assuming that the Company makes part payments on its currently outstanding indebtedness and future accruals, there can be no assurance that this will be the case. Even if our current cash position supports operations through the end of December 2024, we cannot assure that this cash will be sufficient in the longer run or that we will not be required to obtain a further infusion of cash funds to support our operations or address the indebtedness. The Company as of date of this filing has $4.18 million of cash and cash equivalents.

The Company is still seeking potential financing for the purpose of raising additional funds to be able to meet its obligations and so that there will no longer be substantial doubt about its ability to continue as a going concern. However, there is no assurance that the Company will be able to raise any such financing or, even if it does, that it will be sufficient for it to meet its obligations or continue as a going concern.

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

Our success in a given geographic market depends on our ability to establish and grow the scale of our platform in that market by attracting Hosts and Guests to our platform. We depend upon having Hosts register high quality vehicles on our platform, maintain the safety and cleanliness of their vehicles, and ensure that the descriptions and availability of their vehicles on our platform are accurate and up to date. These practices are beyond our direct control and the number of vehicles shared by Hosts and resulting bookings options available to Guests on our platform may decline based on a number of factors including, among other things, public health and safety concerns, including pandemics/epidemics; economic, social, and political factors; state laws and regulations regarding car sharing, or the absence of such laws and regulations, challenges obtaining, insuring, financing and servicing vehicles to list on the platform, some of which may be exacerbated by infrastructure challenges in the emerging market where we operate our business. If Hosts register and offer fewer high-quality vehicles to Guests on our platform, our bookings and revenues may decline, and our results of operations could be materially adversely affected. Further, if Hosts with available vehicles choose not to offer their vehicles through our platform because competitive car sharing platforms emerge that Hosts find more attractive than our platform, Hosts may be unwilling to continue registering vehicles or making them available for bookings through the platform. For example, Hosts may cease or reduce vehicle registrations or the periods of time they make cars available for bookings for any number of reasons, such as competitor platforms having more Guests making bookings, risk of vehicle damage for which Hosts may not be able to recoup damages from Zoomcar or for any other reason, we may lack sufficient supply of vehicles to attract Guests to utilize our platform. If Hosts do not share sufficient numbers of vehicles, or if the vehicles they register to our platform are less attractive to Guests than vehicles offered by competitors, our revenue would likely decline and our business, financial condition, and results of operations could be materially adversely affected.

Hosts are not required to make their vehicles available on our platform for a minimum sharing period or number of bookings and Hosts may choose not to share their vehicles on our platform at all if we cannot generate sufficient demand for their vehicles or if bookings through our platform are not sufficiently attractive to Hosts to retain and attract Hosts to use the platform. While we continue to invest in tools and resources and curate add-on services to support Hosts, the pricing features and other capabilities of our platform may not be as attractive to Hosts as those developed by our competitors, and Hosts may not share their vehicles on our platform as a result. If Hosts perceive that listing vehicles on our platform may be insufficiently remunerative to, for example, offset any leasing, financing, parking, registration, maintenance, and repair costs of vehicles registered to the platform, we may lose or fail to attract Hosts and may not be able to make a sufficient number of vehicles available for use by our Guests.

If we fail to retain existing Guests, or attract and maintain new Guests, our business, financial condition, and results of operations may be negatively impacted.

Our business model depends on our ability to retain and attract Guests to make bookings on our platform. There are a number of trends in and aspects of Guest preferences which have an impact on us and the car sharing industry as a whole. These include, among others, preferences for types of vehicles, convenience of online bookings, and monetary savings associated with car sharing and platform bookings relative to other possible transportation solutions. Any shift in Guest preferences, which are susceptible to change, in the markets in which we operate could have a material adverse effect on our business. For example, if the vehicles registered to our platform are not popular or of sufficient quality or are not available at locations convenient for Guests, Guests may lose interest in utilizing our platform. Additionally, if Guests find our platform not to be user-friendly or to lack functions that Guests expect from a car sharing or other online platform, Guests may decrease or stop using our platform. Our competitiveness therefore depends on our ability to predict and quickly adapt to Guest trends, exploiting profitable opportunities for platform development, innovation and upgrades without alienating our existing Guest base or focusing excessive resources or attention on unprofitable or short-lived trends. If we are unable to respond on a timely and appropriate basis to changes in demand or Guest preferences, our business may be adversely affected.

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

Further, as a result of the consummation of the Business Combination, our expenses continue to increase substantially in connection with the actions and efforts we need to take for operating as a public company. Moreover, we expect our expenses to increase significantly in connection with our ongoing activities, including the continuing increase in our technological capabilities with respect to IoT, machine learning, and artificial intelligence. We do not currently have sufficient cash resources to operate our business beyond December 2024 (assuming that we do not repay any of our outstanding indebtedness) and accordingly, will need to raise capital imminently to continue our operations and to fully execute our business plan. Additionally, circumstances could cause us to consume capital more rapidly than we currently anticipate and if our cash resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities or identify and secure additional sources of capital. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of capital and lending markets and governmental regulations in India. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, will severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. In addition, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders. Additionally, fundraising efforts may divert our management from its day-to-day duties and activities, which may affect our ability to execute our business plan. If we do not raise additional capital imminently to continue operations in the short term or otherwise when required or in sufficient amounts and on acceptable terms, we may need to:

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

If lack of available capital prevents us from proceeding with the execution of our business plan, our ability to become profitable will be compromised and our business will be materially affected.

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

We will finance our immediate cash needs (and expect to finance our future cash needs until we become profitable, if ever) through equity offerings, debt financings or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We will require substantial funding to fund our business. Investors in the Zoomcar 2023 Private Financing (“Financing Investors”) received most favored nation exchange right provisions (the “MFN Noteholder Rights”) with respect to their convertible notes (“Convertible Notes”), and such provisions may have survived the Closing. Additionally, in June 2024 we issued warrants that contain an “alternative cashless exercise” provision which gives the warrant holder the right to exchange the warrant on a one-for-one basis for shares of Common Stock at any time that the warrant is exercisable without any cash payment and without regard to the then market price of the Company’s Common Stock or exercise price of the warrant. In addition, the warrants include a provision that resets the warrant exercise price with a proportionate adjustment to the number of shares underlying the warrant in the event of a reverse split of the Company’s Common Stock at any time between the issuance date and the three-year anniversary of the issuance date (a “Share Combination Event”). In the event of a Share Combination Event, the exercise price of the warrant will be reset to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price (VWAP) during the period commencing five trading days immediately after the date the Company effects a reverse stock split, subject to a floor price of $2.832(as maybe adjusted in the future for any stock dividend, stock split, stock combination, reclassification or similar transaction, the “Floor Price”). The warrants are also subject to full ratchet anti-dilution protection for any issuances of Company securities (other than certain excluded issuances) at a price or effective price (as determined in accordance with the terms of the warrant, the “Dilutive Issuance Price”) that is less than the then current exercise price of the warrants following the issuance date (a “Dilutive Issuance”). In the event of a Dilutive Issuance, the exercise price of the warrants will be reduced to the lower of the Dilutive Issuance Price and the lowest VWAP during the five consecutive trading days commencing after the date of the Dilutive Issuance, in each case, subject to the Floor Price, and there will be a proportionate adjustment to the number of shares underlying the warrant. In connection with the Business Combination, we also issued the Notes to ACM in satisfaction of certain transaction expenses associated with the Business Combination. The Notes contain price based anti-dilution protection on the conversion price of such Notes down to a floor price of $0.25 per share which has already been reached. While the Notes have already converted into the maximum number of shares permissible under the terms of the Notes without receiving stockholder approval, we may seek stockholder approval in the future to allow for the Notes to convert into additional shares. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, the MFN Noteholder Rights and anti-dilution provision may be triggered, and the terms of the newly issued securities may include liquidation or other preferences that adversely affect your rights.

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

In addition to our defaults under current indebtedness described elsewhere here, certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations.

Since November 2023, we are in violation of our scheduled monthly instalment payment obligations of $215,337 per month on our lease liability with Leaseplan India Private Limited (“Leaseplan”). Leaseplan notified us on February 7, 2024, that we are in default of our November 2023 payment. As of the date hereof, we are in default beyond the 30-day extended cure period (as envisaged under the terms of our debt with Leaseplan) of our November 2023 payment and continue to be default of all EMIs thereafter. As a result of such defaults, as of the date hereof, Leaseplan (i) has initiated the process of repossession of all vehicles, and (ii) has invoked the bank guarantee of $120,482 which was a security created by Zoomcar in favor of Leaseplan. Such outcomes may have a material adverse impact on our business, operations or financial condition.

Based on the most recent discussions with Leaseplan, the Company has received an in-principal approval to the restructured debt proposal shared by the Company wherein the debt after certain waivers and discounts, will stand restructured to $4,755,942 and the agreement for the restructured debt is yet to be executed. Given this in-principal approval, we do not contemplate any immediate legal action against the Company in this regard. If we are unable to execute the agreement for the restructured debt or honor the obligations under any agreement executed hereafter it may, possibly result in inter alia (a) the entire outstanding debt becoming due and payable (, and (b) the withdrawal of a conditional waiver of $1.2 million which was given during a prior restructuring and will become immediately due and payable with interest of 1.5% per month.

The Company has been in breach of the final payment obligation of $215,437 principal amount owed pursuant to a settlement agreement with Mercury Car Rentals Private Limited (“Avis”). Avis had issued a notice notifying us of this default and for initiation of arbitration proceedings . For the period the overdue amount remains unpaid, interest accrues at the rate of 24% per annum. Partial payments of $23,937 in June 2024 and of $59,695 in September 2024 (as of the date the total outstanding dues are $ 155,205) towards the final payment obligation have been made by the Company in lieu of an in-principal waiver from Avis on deferment of all further legal action against Zoomcar and a conditional waiver on the 24% default interest up to November 30, 2024, provided that the Company duly pays the outstanding amounts in two tranches, the last being due on November 30, 2024. Should the Company fail to honor the payments, they may revoke the in-principal waiver along with the conditional waiver of the 24 % default interest and continue with available debt recovery proceedings as earlier notified by Avis. Such an outcome may have a material adverse impact on our business, operations or financial condition.

The Company is in breach of the payment obligation of $408,351 pursuant to the terms of the settlement deed with Orix Leasing and Financial Services Limited (“Orix”). Orix has issued a default notice during May 2024. . Thereafter, Orix had initiated mediation proceedings on August 13, 2024 at Delhi HC legal service committee for settlement of outstanding dues. Based on the most recent discussions with Orix, the Company has received an in-principle approval to the settlement terms proposed by the Company on November 7, 2024 from Orix which has agreed to extend the timeline for repayment of the outstanding dues. The terms of the settlement have also been produced before the appointed mediator on November 7, 2024 and the final settlement agreement once executed is expected to be taken on record in the upcoming date for the mediation proceedings i.e. November 19, 2024 If we are unable to execute the agreement for the accepted settlement terms or fail to honor the obligations under any settlement agreement executed hereafter Orix may pursue debt recovery measures against the Company. Such an outcome may have material adverse impact on our business, operations or financial condition.

We are also in breach of the final payment obligation of $343,406 on our loan with Blacksoil Capital Private Limited (“Blacksoil”). On June 19, 2024, Blacksoil has issued a default notice as per the debenture trust and hypothecation deed dated April 16, 2019, and the related amendment agreements (“Debenture Agreements”) and to show cause within 7 (seven) days from the date of receipt of the notice as to why the Debenture Trustee and the Debenture Holder should not proceed with insolvency proceedings against the Company. Upon discussions Blacksoil and the Company has executed a settlement agreement dated September 30, 2024, for restructured debt amounting to $257,554. Accordingly, we do not contemplate any immediate legal action against the Company in this regard. If we are unable to honor the terms of the restructured debt it may, possibly result in inter alia (a) levy of a default coupon on the applicable outstanding amounts, (b) the available securities and guarantees being enforced or invoked, (c) maturity and redemption of the debentures being accelerated and, (d) any other legal proceedings for redemption of such amounts due under the Debenture Agreements. Such outcomes may have a material adverse impact on our business, operations or financial condition.

Further we are in violation of the final payment obligation of $6,05,301 on our loan with Mahindra & Mahindra Financial Services Limited (“Mahindra”). As of the date hereof, Mahindra has not formally extended or provided a waiver of such overdue payment. Mahindra may initiate legal action for resolution of the dispute. Such outcomes may have a material adverse impact on our business, operations or financial condition.

Additionally, we are in various stages of discussion on deferment with our other lenders with regards to the November 2023, December 2023, January 2024, February 2024, March 2024, April 2024, May 2024, June 2024, July 2024, August 2024, September 2024 and October 2024 scheduled loan payments. However, we have not received any formal notice of default from other lenders, but such lenders have not formally extended or provided waivers of such overdue payments.

As a result of the foregoing, the Company is at material risk that the above parties including certain vendors could initiate insolvency proceedings under Indian Insolvency and Bankruptcy Code 2016 (IBC). As per the provisions of IBC, an operational creditor can initiate an insolvency resolution process against the Company where the minimum amount of the default is INR 1,00,00,000 (Rupees One crore) or ~USD 119,000. If insolvency proceedings were initiated and the petition is admitted, it could result in significant disruptions to our operations, loss of management control, and a substantial  decrease in stockholder value. Furthermore, the outcomes of such proceedings are uncertain and could materially affect our financial position and results of operations.

The Zoomcar Board and Zoomcar management are evaluating options to improve liquidity and address Zoomcar’s long-term capital structure, however, there can be no assurance that any such option or plan will be available on favorable terms, or at all.

We have issued a significant number of options and warrants and exercise of these securities and the sale of the shares of Common Stock issuable thereunder (along with the issuance of any similar securities in the future,) will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

As of September 30, 2024, we have issued and outstanding options to purchase 205 shares (20,432 shares prior to the Reverse Stock Split)   of our Common Stock with a weighted average exercise price of $573 and warrants to purchase 1,813,449 shares (104,540,952   shares prior to the Reverse Stock Split) of our Common Stock with a weighted average exercise price of $130.38. Included among those warrants are the warrants issued in our June 2024 financing which such warrants are exercisable upon receipt of stockholder approval and contain the “alternative cashless exercise” provision, reset provision and full ratchet anti-dilution protection described elsewhere herein. Because the market for our Common Stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our Common Stock. Furthermore, even though the options and warrants (other than the warrants issued in June 2024) are all out of the money, the mere existence of a significant number of shares of Common Stock issuable upon exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our Common Stock.

As of October 31, 2024 , we have issued and outstanding options to purchase 205 shares of our  Common Stock with a weighted average exercise price of $573 and warrants to purchase  1,813,449 shares (3,249,250 shares prior to the Reverse Stock Split) with a weighted average exercise price of $103.38 (in each  case, assuming that the June Warrants are adjusted down to the Floor Price and there is a  corresponding adjustment to the number of June Warrants outstanding following the Share  Combination Event). Included among those warrants are the warrants issued in our June 2024  financing which such warrants contain the “alternative cashless exercise” provision, reset  provision and full ratchet anti-dilution protection described elsewhere herein. Because the market  for our Common Stock is thinly traded, the sales and/or the perception that those sales may occur,  could adversely affect the market price of our Common Stock. Furthermore, even though the  options and warrants (other than the warrants issued in June 2024) are all out of the money, the  mere existence of a significant number of shares of Common Stock issuable upon exercise of these  securities may be perceived by the market as having a potential dilutive effect, which could lead  to a decrease in the price of our Common Stock.

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

Effective May 1, 2020, Zoomcar executed an engagement letter with a consultant (the “Former Consultant”) pursuant to which the Former Consultant agreed to provide a variety of business development services including arranging and negotiating a potential merger or similar reorganization which Zoomcar intended to evaluate or enter into soon after executing the engagement letter. No such transaction occurred during the term of the engagement letter, and Zoomcar terminated the engagement letter in January 2022 (the “Engagement Letter Termination”). Subsequent to the Engagement Letter Termination, Zoomcar engaged in other transactions and entered into the Merger Agreement with IOAC. On August 4, 2023, the Former Consultant filed a complaint against Zoomcar in the United States District Court for the Southern District of New York. The complaint contains breach and anticipatory breach of contract claims arising from the Former Consultant’s engagement letter, which the Former Consultant alleges entitles him to compensation relating to prior transactions in which Zoomcar has engaged and further compensation upon consummation of the Business Combination. The complaint seeks declaratory relief affirming the Former Consultant’s alleged continuing right to payment under the terminated engagement letter, together with attorneys’ fees, costs and interest, as well as punitive damages. Zoomcar disputes the allegations, is exploring its legal options, and intends vigorously to defend itself. Most recently the motion to dismiss filed by the Company has been denied vide the orders passed on  October 9 and October 16, 2024, the case remains pending for hearing of motions that were admitted. If the claims and pleas for declaratory relief set forth in compliant are not promptly and fully dismissed or successfully resolved in Zoomcar’s favor (including by binding and enforceable settlement or final judicial determination, without an ability to appeal to the extent applicable), the Former Consultant’s actions, claims and pleas for damages could have material negative consequences to Zoomcar. Additionally, there can be no assurance that any efforts or actions that Zoomcar takes in defending against legal actions by the Former Consultant related to the matters described in the complaint will be successful; moreover, any such efforts or actions by Zoomcar may be time-consuming, costly, distracting to Zoomcar management and have reputational and other negative effects on Zoomcar its business.

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

On January 30, 2024, we received a statement of arbitration claim before Judicial Arbitration and Mediation Services, Inc., with Aegis Capital Corp., Adam Stern, and the Robert J. Eide Pension Plan being the claimants therein. The Claim alleges breaches of certain agreements between (a) the Company and Aegis, and (b) Adam Stern and the Robert J. Eide Pension Plan as warrant holders, on the one hand, and the Company on the other; it seeks damages “preliminarily believed to be” at least $10,000,000 purportedly arising from the alleged breaches. The Claim also seeks amounts for attorneys’ fees and costs, as well as an order of rescission with respect to the issuance of certain allegedly wrongfully dilutive shares of Common Stock issued in connection with the Business Combination or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Common Stock to the claimants. On January 31, 2024, the claimants filed an action in the New York State Supreme Court in aid of the arbitration, including seeking by order to show cause substantially the same relief as the Claim on a declaratory basis. The Court denied the application for a mandatory injunction granting ultimate relief on the record. Claimants filed a separate order to show cause seeking attachment of the Company’s assets arguing the Company did not have sufficient working capital to satisfy a potential award based on its public filings. The Court found that while Claimants had not shown a likelihood of success in their theory of the case, it was likely something would be owed. An order, granting claimants the right to attach up to $3,399,878 of Zoomcar’s assets in New York along with other relief, was issued and later modified by the New York Appellate Division, First Department. A motion seeking to stay or modify that order is currently pending in the First Department and the parties are awaiting the start of arbitration. While the Company believes that the claims are not supported by the facts or law and there was no breach of agreements as alleged, there can be no assurance that the Company will be successful in their efforts to have the matter vacated, and such efforts may be time-consuming, costly and may have reputational and other negative effects on the Company. On June 18, 2024, in connection with the Company’s agreement to engage Aegis as placement agent as mentioned under ‘Liquidity and Capital Resources’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The parties thereafter agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025.

The founder/former CEO has initiated a civil complaint against the Company contesting the reasons for his termination and has raised certain other claims with regards to his shareholding and compensation for termination of his employment.

On September 26, 2024, we received a copy of a complaint filed with the United States District Court for the District of Delaware wherein our founder and former CEO Mr. Moran has challenged the Company’s termination of his employment for cause, effective as of June 18, 2024,. Mr. Moran has contested the facts leading up to the grounds on which his termination was based and has also claimed that this alleged wrongful termination has also deprived him of his vested right to 8% of the Company’s outstanding equity that he claims was owed to him under his Employment Agreement. He has also claimed that in connection with his termination he is entitled to the payment of certain amounts for unused paid leave during his employment with Zoomcar, along with certain bonuses he claims to be owed under the terms of his Employment Agreement, as well as severance equal to one year’s base salary. Zoomcar believes that the Mr. Moran’s employment, for cause, was properly terminated in accordance with the terms of his Employment Agreement. As of October 31, 2024, the suit has been dismissed on account of Mr. Moran’s intention to refile the case in Delaware Superior Court. However, there can be no assurance that the Company will be successful in defending these claims in its entirety should Mr. Moran choose to refile the suit, and such efforts may be time-consuming, costly and may have reputational and other negative effects on Zoomcar.

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

We collaborate with third-party suppliers who regularly provide products and services, including but not limited to IoT devices and software integrations, to us. We do not have long term purchase agreements in place with our current suppliers of the IoT devices that we program and advise our Hosts to install in the vehicles that they register to our platform and our suppliers could reduce the quantity of or discontinue providing IoT devices suitable for our needs. Given that the Hosts now have an option to install/not install these devices, we do not currently anticipate material challenges to identifying replacement suppliers if shortages of IoT devices occur, we are reliant on third parties to provide such devices and unanticipated shortages or an inability to identify new suppliers if our existing suppliers cease to be willing or able to provide the IoT devices on terms and at costs acceptable to Zoomcar may occur. Any such shortages, reductions or terminations in IoT device supply arrangements may indirectly lead up to an adverse impact on our revenues, profits and financial condition. Additionally, if the market prices for IoT devices that are suitable for our needs goes up, we may need to purchase the devices at a comparatively higher price, which may adversely affect our business, financial condition and results of operations.

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

As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our platform offerings. Our brand and reputation may also be harmed by events outside of our control, including by perceptions of our business or our platform which are subjective in nature. For example, if Hosts misrepresent the features or safety of their vehicles in platform listings or otherwise provide diminished quality of vehicles, Guests may not have positive experiences with bookings and may not return to the platform for future transportation needs. If Guests, in turn, do not treat Host vehicles with care, engage in reckless driving or other malfeasance during booked trips or violate platform terms and conditions or use Host vehicles in the commission of crimes or illegal acts, their actions could cause Hosts to withdraw vehicles from our platform or pursue damages claims against Zoomcar. Events ranging from unanticipated litigation involving Zoomcar to trip cancellations by Guests may affect perceptions of our business by individual Hosts and Guests or of larger numbers of persons or groups of persons about our platform and the perceived benefits or risks to booking cars through our platform. Because our ratings and review system encourage and facilitates public sharing of Hosts’ and Guests’ experience with bookings and with our platform, platform users have a forum to express describe their individual, subjective experiences with Host vehicles, bookings and any other aspect of our business, which may not always be favorable. Although we monitor usage of our platform review and ratings systems, we cannot control behaviors of our customers and from time to time platform features designed to encourage productive information sharing may lead to dissemination of information which is misleading, misrepresentative, false and which may be damaging to our reputation. Any of the foregoing, among other facts and circumstances, may result in unfavorable press coverage of Zoomcar and our reputation and, consequently, our business may be harmed.

The acceptance of our brand will depend largely on maintaining a good reputation, minimizing the number of safety incidents, continuing an improved culture and workplace practices, improving existing functions, feature and technologies, developing new functions, features and technologies of our platform, maintaining a high quality of customer service and ethical behavior and continuing our marketing and public relations efforts. Our brand promotion, reputation building, and media strategies involve and will continue to involve significant costs yet may not be successful. We anticipate that other competitors and potential competitors will scale and expand their business, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully maintain our brand in the current or future competitive environment or if events occur in the future which negatively affect public perception of our Company, our brand and reputation would be further damaged, and our business may suffer.

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

Factors such as inflation, increased labour and employee benefit costs, and increased technology upgrade and updated costs, as well as other inflationary pressure, may increase our operating costs. Many of the factors affecting such costs are beyond our control cause these increased costs may cause us to pass costs on to Hosts and Guests by increasing certain fees paid by them to us, which may cause booking volume to decline, which would harm our business and operating results.

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

In the regular course of our business, we collect, use, store, transmit, and process data and information about Hosts, Guests, employees, and others, some of which may be sensitive, personal, or confidential and make us an attractive target and potentially vulnerable to cyberattacks, computer viruses, electronic break-ins or similar disruptions. Any actual or perceived unauthorized access to or use of such data and information, or breach of our security measures or those of our third-party service providers, could adversely affect our business, operations, and future prospects. While we have taken steps to mitigate our cyberattack risks and protect the confidential information that we have access to, including but not limited to installation and periodical updates of antivirus software and backup of information on our computer systems, our security measures could be breached. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any cybersecurity incident, accidental or willful security breaches or other unauthorized access to our systems could cause confidential information to be stolen and used for criminal purposes. Cybersecurity incidents, security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with our Hosts and Guests could be severely damaged, we could incur significant liability, and our business and operations could be adversely affected. Additionally, if we fail to protect confidential information, we may be susceptible to potential claims such as breach of contract, negligence or other claims. Such claims will require considerable time and resources to defend and there can be no assurances that favorable final outcomes will be obtained.

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

Our information technology systems, internal computer systems, cloud-based computing services, and those of our current and any future third-party service providers are vulnerable to interruption and intrusion. Cyberattacks and other malicious internet-based activity, such as insider threats, computer malware, hacking, and phishing attempts continue to increase. Any cybersecurity incident or material disruption or slowdown of our systems could cause outages or delays in our services, which could harm our brand and adversely affect our operating results. Our failure to implement adequate cybersecurity protections could subject us to claims for any breach of security, particularly if it results in disclosure of information relating to our Hosts or Guests. If changes in technology cause our systems to become obsolete, or if our systems are inadequate to facilitate our growth, we could lose Hosts or Guests, and our business and operating results could be adversely affected. From time to time, and especially in 2018, we have experienced security incidents or attempted attacks, and in some instances, individuals have had their personal information compromised. We conduct investigations when we become aware of such incidents and/or attempted attacks (although our investigations may not be able to determine the method of attack) and may notify affected persons, as necessary. In addition to traditional computer “hackers” employing malicious code (such as viruses, worms, and ransomware) to breach our systems and platform, we are susceptible to and monitor for social engineering, cyber extortion, and personnel theft or misuse.

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

We do not currently have insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. While we may obtain cyber liability insurance in the future, we cannot assure you that such insurance coverage will adequately cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or that results in changes to insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Our risks are likely to increase as we continue to expand, grow our Host and Guest base, and process, store, and transmit increasingly substantial amounts of confidential, proprietary and sensitive data.

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

We accept payments using a variety of methods, including credit or debit cards, or digital payment alternatives like UPI or other specific digital wallet platforms. As our payment policies are subject to change from time to time in accordance with evolving legal requirements and market availability of mobile and other payment systems in different jurisdictions where we operate, we offer new payment options to Hosts and Guests from time to time, subject to additional regulations, compliance requirements, and fraud risks. For certain payment methods, including credit and debit cards, we pay interchange and other fees that may increase over time and may increase our operating costs and lower profitability.

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

Our business depends on the efficient, uninterrupted and reliable operations of internet, mobile, and other infrastructures that are not under our control. We may operate in certain geographic areas with limited internet connectivity. Internet access and access to a mobile device are frequently provided by companies with significant market power, which could result in corporate action that degrades, disrupts, or increases the cost of users’ ability to access our platform. Failure to effectively upgrade our technology or internet infrastructure to support the expected increased utilization of our platform by larger numbers of Hosts and Guests could result in unanticipated system disruptions, slow response times, or poor experiences for Hosts and Guests. In addition, the internet infrastructure that we and users of our platform rely on in any particular geographic area may be unable to support the demands placed upon it. Any such failure in internet or mobile device or computer accessibility, even for a brief period of time, could interfere with the speed and availability of our platform. In addition, we have no control over the costs of the services provided by national telecommunications operators. If mobile internet access fees or other charges to internet users increase, consumer traffic may decrease, which in turn may cause our revenue to significantly decrease. If our platform is unavailable when users attempt to access it, or if our platform does not load as quickly as users expect, Hosts and Guests may not return to our platform as often in the future, or at all, and may use our competitors’ products, services, or offerings more often. Although we have attempted to prepare for contingencies through redundancy measures and disaster recovery plans, such preparation may not be sufficient, and we do not carry business interruption insurance. Despite any precautions we may take, the occurrence of a natural disaster, such as an earthquake, flood or fire, or other unanticipated problems in the jurisdictions where we operate, including power outages, telecommunications delays or failures, break-ins to our systems or computer viruses, could result in delays or interruptions to our platform, our app and website, and loss of data and business interruption for us and our Hosts and Guests. Any of these events could damage our reputation, significantly disrupt our operations and subject us to liability, which could materially and adversely affect our business, financial condition and results of operations.

Our business operations may result in losses for which we are not insured.

Our current business model consists of a peer-to-peer car-sharing platform which facilitates sharing of vehicles between Hosts and Guests. In this context, we are a facilitator of vehicle bookings but disclaim legal responsibility for cars owned by Hosts and for actions by Hosts and Guests on our platform and during bookings. Our platform terms and conditions, inform the Hosts and Guests that booking, sharing and using cars through the platform is undertaken at their own risk; the lease agreement entered into between Hosts and Guests prior to each booking that occurs in India also disclaims our responsibility for Host and Guest property and for other damages incurred in relation to bookings. We also include in our platform terms and conditions a limit on our overall liability equal to the greater of the booking value of each trip and $120. However, we cannot be certain of the extent to which such disclaimers and limitations would be upheld as legally enforceable in every jurisdiction or circumstance. We regularly receive communication from Hosts (and from time to time, Guests) asserting that we are responsible, and requesting reimbursement for damages to vehicles, lost property and other losses. All of our Guests pay a “value added” trip protection fee as part of a booking, however, the amount available to us from Guest trip protection fees is not sufficient to offset the amounts requested to cover the cost of all damages claims, nor do we attempt to offset all such requests to cover vehicle damage. As a result, we often remain at risk of residual claims that we may have to absorb in the absence of third-party insurance.

Further, we currently do not carry any insurance to protect against third-party damage claims tied to death, personal injury, Host vehicle damages, or Guest or Host theft or other losses, or third-party property damage. Although Hosts may insure their own vehicles to varying extents and are required to do so by law, we do not carry out independent verification of Host insurance coverage, nor does Host vehicle insurance coverage, to the extent it exists, insulate us, in full or in part, from all types of damages claims or claims for third-party indemnification associated with damages. We may therefore be subject to claims of significant liability based on any of the foregoing or based on other events or circumstances which occur during a booking or relate in some other manner to our platform or our business. We do not maintain balance sheet reserves to cover costs of defending, disputing, adjudicating, satisfying or settling any such claims if they are asserted against us and we may not be able to succeed in any such actions, should they materialize and be determined to result in liability to us. While we are currently in the process of identifying adequate and feasible insurance coverage for our business , there can be no guarantee that we will be able to obtain or expand the insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. As our business continues to grow, incidences of such claims may also increase and, unless we obtain insurance coverage for such matters, we may choose or be required to absorb larger parts of such uninsured claims to avoid becoming subject to legal proceedings that could be resolved against us, which could lead to business losses and adversely affect our business, financial conditions and results of operations. Should uninsured losses occur, they could adversely affect our business, results of operations and financial condition. Further, our being subject to claims of liability, we may be subject to negative publicity and incur additional expenses, which could harm our business, financial condition, and operating results.

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

Zoomcar has identified certain material weaknesses in Zoomcar’s internal controls over financial reporting more described under Item 4 above. These material weaknesses primarily relate to the following matters that are relevant to the preparation of our unaudited condensed consolidated financial statements:

(i)	The Company designed and implemented process for identification, monitoring and regulatory compliance of transactions involving related parties. The Company’s process includes rolling out related party transaction questionnaires quarterly to the identified related parties. The management intends to continue to take steps and monitor the progress of the internal controls implemented.

(ii)	Significant reduction in the number of complex financial instruments post the reverse recapitalization. The management actively engages with valuation experts to communicate the underlying assumptions and terms of the financial instruments. The management intends to continue to monitor the progress of the internal controls implemented.

(iii)	Developing financial reporting manuals including Standard Operating Procedures for financial statement closure process to ensure compliance with US GAAP and SEC reporting requirements and monitoring controls over financial statement closure process.

(iv)	The Management is working on hiring, training and retention of inhouse resources with requisite US GAAP knowledge. The management has also engaged external accounting professionals and developing process for sufficient managements reviews.

(v)	The Management is currently working on developing accounting manuals, policies and standard operating procedures in consultation with external consultants.

(vi)	The management is in the process of developing ITGC policies and procedures to address identified deficiencies, ensuring controls are designed and operating effectively. This will include establishing monitoring mechanisms to regularly evaluate and test the effectiveness of ITGC, including access controls, change management, and data integrity validation.

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

We rely on a combination of trademark, copyright, domain names, trade names and trade secret laws, international treaties, our terms of service, other contractual provisions, user policies, restrictions on disclosures, and confidentiality agreements with our employees and consultants to protect our intellectual property rights from infringement and misappropriation. We currently have 21 registered trademarks along with three trademarks at variance - refused, abandoned, and opposed; 4 pending patent applications and 1 patent application withdrawn in India and 7 domain names.

There is no assurance that our pending or future trademark, patent, and copyright applications will be approved. Furthermore, effective intellectual property protection may not be available in every country in which we intend to operate our business and some of the platform features and other customization of software that is important to our operations is not protected by registered intellectual property rights. There can be no assurance that others will not offer technologies, functions, features, or concepts that are substantially similar to ours and compete with our business, or copy or otherwise obtain, disclose and/or use our brand, platform features, design elements, our search-and-ranking algorithms and machine-learning and artificial intelligence-enhanced tools and capabilities or other information that we consider proprietary without authorization. We may be unable to prevent third parties from seeking to register, acquire, or otherwise obtain trademarks, copyrights or domain names that are similar to, infringe upon or diminish the value of our trademarks, copyrights, and our other proprietary rights. Third parties may obtain or misappropriate certain of our data through website scraping, robots, or other means to launch copycat sites, aggregate our data for their internal use, or to feature or provide our data through their respective websites, and/or launch businesses monetizing this data. While we routinely employ technological and legal measures in an attempt to divert, halt, or mitigate such operations, we may not always be able to detect or halt the underlying activities as technologies used to accomplish these operations continue to rapidly evolve.

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

Relative to India, which is the location of our headquarters, we operate as an asset-light peer-to-peer carsharing business based on an interpretation of current legal and regulatory requirements. The operation of our business is informed by a regulatory framework which includes but is not limited to, the India Motor Vehicle Act, 1988 (“MVA”), which informs how we operate and the ways in which we promote our business. However, there can be no assurance that our interpretation of relevant Indian laws and regulations, including the MVA, is complete or correct, or that transportation authorities in India will interpret the MVA or other applicable regulations the same way that we do. In the event that the MVA or other applicable laws and regulations are interpreted in a manner unfavorable to us, we could become the subject of investigations and could potentially face fines, duties, judgments or other negative consequences, which could materially adversely affect our business and results of operations. Additionally, as our business continues to grow and evolve, laws and regulations will be amended to address the evolution of our business, resulting in new and unpredictable legal and regulatory obligations in emerging markets. It may be difficult for us to comply with the new laws and regulations that will be developed to address changes in our industry and business, and we cannot guarantee that we will be able to comply with such new laws and regulations. If our current or future business models are determined to be noncompliant with the national, regional, and local laws and regulations, we may be required to make costly adjustments to our business model, which could result in negative consequences, many of which may be outside of our control and impossible to predict.

In addition to laws and regulations directly applicable to the peer-to-peer car sharing businesses, we are subject to laws and regulations governing other aspects of our business practices, including laws and regulations relating to use of the Internet, e-commerce, and electronic devices, as well as those relating to taxation, online payments, automobile-related liability, payments, consumer privacy and data protection, pricing, content, advertising, discrimination, consumer protection, protection of intellectual property rights, distribution, messaging, mobile communications, environmental matters, labour and employment matters, claims management, electronic contracts, communications, Internet access, securities and public disclosure, corruption and anti-bribery, and unfair commercial practices. In addition, climate change and greater emphasis on sustainability could lead to regulatory efforts to address the carbon impact of transportation and mobility, which could have a negative impact on our business.

In addition, the cities /states in which we have business operations may in the future enact new laws and regulations relating to emissions and other environmental matters associated with peer-to-peer car sharing operations, the peer-to-peer car sharing industry generally, and the operation of our business. The interpretation and enforcement of such laws may involve significant uncertainties. New laws and regulations that affect our existing and proposed future businesses may also be applied retroactively in ways that we cannot predict with certainty.

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

We currently conduct all of our business operations in India. Our growth strategy is premised on the rapid expansion of our platform into emerging markets. Several of the countries in which we plan to operate our business in the future may be, subject to instances of political instability, civil unrest, hostilities, terrorist activities and economic volatility. Any such events may lead to, among other things, declines in Host and Guest demand for our platform, whether arising from safety concerns, a drop in consumer confidence, a general deterioration of economic conditions, currency volatility, adverse changes to the political and regulatory environment, or otherwise. Any such developments and any other forms of political or economic instability in our markets may harm our business, financial condition and operating results.

We are subject to risks associated with operating in rapidly evolving emerging markets.

To continue growing our business, we plan, in the future, to strengthen our operations and presence in India and to expand into other emerging markets, which may include, without limitation, markets in Southeast Asia, Middle East/North Africa, and Latin America. We have limited experience operating in jurisdictions outside India and plan to continue our efforts to expand into other jurisdictions. Business operations in multiple jurisdictions and markets is difficult, time consuming and expensive, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks associated with operating in emerging markets, including but not limited to the following:

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

In India, provisions were released between 2019 and 2021 relating to the contribution of provident fund, employee state insurance, and professional taxes by employers for the certain employees. Any delay or failure to make such contribution may result in penalties, interests, notices or other administrative actions by the relevant local authorities in India. As of September 30, 2024, Zoomcar India has incurred a penalty of less than $35,635/- (based on the foreign exchange rates as of March 31, 2024) for failure to make timely contribution, which Zoomcar India plans to remit, with associated interest due, as instructed by the relevant local authority. This outstanding penalty and interest will continue to accrue unless paid in full, which could adversely affect our business, financial conditions and results of operations.

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

The occurrence of one or more natural disasters, including and not limited to tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, pandemics and endemic outbreaks, terrorist attacks or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession in the United States or abroad. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans and, more generally, any of these events could cause consumer/ member confidence and spending to decrease, which could adversely impact our operations.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers and other key management and technical personnel.

We believe our future success depends upon our ability to attract and retain highly competent personnel. Our employees are at-will and not subject to employment contracts. We could potentially lose the services of any of our senior management personnel at any time due to a variety of factors that could include, without limitation, death, incapacity, , personal issues, retirement, resignation or competing employers. Our ability to execute current plans could be adversely affected by such a loss. We may fail to attract and retain qualified technical, sales, marketing and managerial personnel required to continue to operate our business successfully. Personnel with the expertise necessary for our business are scarce and competition for personnel with proper skills is intense.

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

Except a few, most of the members of our senior management team have no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company, which will subject us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts, investors and regulators. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

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

Matters impacting our internal controls may cause us to be unable to report our financial information in an accurate manner or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our Common Stock.

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

We are in default of a majority of our indebtedness of $38.95 million as of September 30, 2024 as more fully described under the Condensed Consolidated Financial Statements (Unaudited), which has had and will continue to have an adverse effect on our financial condition, our ability to raise additional capital to fund our operations, and our ability to operate our business. Further, in the future, we may continue to incur a material amount of indebtedness. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:

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

We cannot predict the effect, if any, that market sales of shares of our Common Stock or the availability of shares of our Common Stock, including upon exercise or conversion of any of our outstanding securities, for sale will have on the market price of our Common Stock prevailing from time to time. Sales of substantial amount of shares of our Common Stock on the public market, or the perception that those sales will occur, including sales pursuant to this quarterly report, could cause the market price of our Common Stock to decline or be depressed.

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

The market price of our Common Stock has fluctuated widely since the closing of our Business Combination. During the period from January 1, 2024, to October 23, 2024, the trading price of our Common Stock has fluctuated from an intra-day high of $761.00 on January 12, 2024, to an intra-day low of $5.72 on October 22, 2024.

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

In addition, the trading price and trading volume of our Common Stock has very recently and at certain other times in the past exhibited, and may continue to exhibit, extreme volatility, including within a single trading day. Such volatility could cause purchasers of our Common Stock to incur substantial losses. For example, on May 23, 2024, the trading price of our Common Stock ranged from an intra-day high of $44.00 to an intra-day low of $22.00, on trading volume of approximately 1.15 million shares, and on March 19, 2024, the trading price of our Common Stock ranged from  an intra-day high of $183.00 to an intra-day low of $90.10, on trading volume of approximately 290 thousand shares. With respect to certain such instances of trading volatility, we are not aware of any material changes in our financial condition or results of operations that would explain such price volatility or trading volume, which we believe reflect market and trading dynamics unrelated to our operating business or prospects and outside of our control. We are thus unable to predict when such instances of trading volatility will occur or how long such dynamics may last. Under these circumstances, we would caution you against investing in our Common Stock unless you are prepared to incur the risk of incurring substantial losses.

A proportion of our Common Stock may be traded by short sellers, which may put pressure on the supply and demand for our Common Stock, creating further price volatility. In particular, a possible “short squeeze” due to a sudden increase in demand of our Common Stock that largely exceeds supply may lead to sudden extreme price volatility in our Common Stock. Investors may purchase our Common Stock to hedge existing exposure in our Common Stock or to speculate on the price of our Common Stock. Speculation on the price of our Common Stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of Common Stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our Common Stock for delivery to lenders of our Common Stock. Those repurchases may in turn dramatically increase the price of our Common Stock until investors with short exposure are able to purchase additional Common Stock to cover their short position. This is often referred to as a “short squeeze.” Following such a short squeeze, once investors purchase the shares necessary to cover their short position, the price of our Common Stock may rapidly decline. A short squeeze could lead to volatile price movements in our shares that are not directly correlated to the performance or prospects of our company and could cause purchasers of our common shares to incur substantial losses.

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

Our continued eligibility to maintain the listing of our Common Stock and Public Warrants on Nasdaq depends on a number of factors, including the price of our Common Stock and Public Warrants and the number of persons that hold our Common Stock and Public Warrants. On May 6, 2024, the Company received two letters from the Nasdaq staff indicating that the Company no longer complies with (i) Listing Rule 5450(b)(2)(A) as it relates to the requirement to maintain a minimum market value of listed securities of $50,000,000 and (ii) Listing Rule 5450(a)(1) as it relates to the requirement to maintain minimum bid price of $1 per share. Further to this, on November 8, 2024, the Company received a notice from NASDAQ stating that, since the closing bid price over the 12 consecutive days between October 22, 2024, and November 6, 2024, has been $1.00 per share or greater, the Company is now in compliance with Listing Rule 5550(a)(2) and, hence, has resolved this matter.

However, the market value of listed securities of the Company did not close at $50,000,000 or more for ten consecutive business days prior to November 4, 2024. The Company failed to regain the compliance with the minimum market value requirement within the stipulated timeframe and thus, it received a staff delist determination letter from the Nasdaq Listing Qualifications Department on November 6, 2024, for its failure under the MVLS as well as MVPHS Rules (defined below). The Company intends to timely request a hearing before a Nasdaq Hearings Panel. This hearing request will automatically stay Nasdaq’s delisting of the Company’s Common Stock and warrants pending the Panel’s decision and any extension provided by the Panel. The Company has retained Donohoe Advisory Associates LLC to assist the Company in its preparation for the hearing and developing its compliance plan. The Company intends to present its plan of compliance, which may include a transfer to the Nasdaq Capital Market listing tier.

Further, on July 22, 2024, the Company received another notice from the Nasdaq staff notifying the Company that, based on the market value of publicly held shares for the previous 30 consecutive business days, the listing of the Company’s listed securities was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”) to maintain a minimum market value of publicly held shares of $15,000,000. To regain compliance, the minimum market value of publicly held shares must close at $15,000,000 or more for a minimum of 10 consecutive business days during this 180-day compliance period. If the Company does not regain compliance with the MVPHS Rule within the 180-day compliance period, it may transfer the listing of its securities to the Nasdaq Capital Market which has a reduced compliance standard under the MVPHS Rule, provided the Company will only be able to transfer the listing to the Nasdaq Capital Market if the Company then meets the continued listing requirements on the Nasdaq Capital Market. As of the date hereof, the Company does not meet the continued listing requirements of the Nasdaq Capital Market as the Company is not in Compliance of the , the minimum market value of listed securities requirement of $35,000,000 or the minimum stockholders’ equity requirement of $2,500,000.

On October 29, 2024, the Company received a deficiency notice from the Nasdaq Staff indicating that the Company’s publicly held shares are below the 1,100,000 share minimum requirement for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(1)(B) (the “MPLS Requirement”). The notification states that the Company has 45 calendar days to submit a plan to regain compliance with the MPLS Requirement for continued listing. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the notification to evidence compliance with the MPLS Requirement. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.  However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the panel, that such appeal would be successful. Alternatively, the Company may apply to transfer the Company’s securities to the Nasdaq Capital Market which has a reduced compliance standard under the MPLS Rule, provided the Company will only be able to transfer the listing to the Nasdaq Capital Market if the Company then meets the continued listing requirements on the Nasdaq Capital Market and pays an application fee of $5,000.

Subsequently, on November 4, 2024, the Company received another notice indicating non-compliance with the requirement to maintain a minimum of 1.1 million publicly held shares under Rule 5450(b)(1)(B). This led Nasdaq, on November 6, 2024, to issue a delisting determination letter due to the Company’s ongoing non-compliance with the MVLS Rule and additional listing requirements. On November 5, 2024, the Company had entered into a private placement transaction for gross proceeds of $9.15 million. On November 7, 2024, the Company closed private placement financing pursuant to the above agreement, through which it raised gross proceeds of approximately $9.15 million, in lieu of which the Company has \ issued 1,302,850 Common Stock. Post such issue of Common Stock, the Company will be compliant of the requirement of maintaining 1.1 million publicly held shares and the matter will be resolved.

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

In connection with the Business Combination, we assumed from IOAC, 11,500,000 Public Warrants to purchase 115,000 shares of our Common Stock, each Public Warrant exercisable into  one hundredth of one share of Common Stock at an exercise price of $571.00 per full share. In  addition, as a result of the Business Combination we issued warrants to the Legacy Zoomcar  warrant holders. As of the date of this filing, there are 380,011 of such warrants outstanding, each exercisable to purchase one share of Common Stock at $300 per share. Further, in June 2024, we issued warrants to purchase shares of Common Stock which such warrants are exercisable  beginning on December 20, 2024, at an initial exercise price of $14.16 per share, subject to an alternative cashless exercise and other adjustments and resets as described herein. Among the adjustments and resets included in the June Warrants are price based anti-dilution protection and  adjustments following a Share Combination Event, including the Reverse Split, in each case based, in part, on the lowest volume weighted average price during the five trading days after such event., Assuming the lowest  volume weighted average price of the Common Stock since the Reverse Split on October 23 of $5.9161, there would be June Warrants to purchase 1,267,728 shares of Common Stock at an exercise price of $5.9161.The Company has also issued  warrants to the placement agent in connection with the June 2024 offering which such warrants  are substantially similar to the June Warrants. Such warrants are also subject to adjustment as a result of the Reverse Split and will be exercisable into 50,710 shares of Common Stock at an  exercise price of $5.9161 based on the October 23 volume weighted average price. All such warrants, other than potentially the June Warrants and placement agent warrants  which have been reset on October 29, 2024 following the Company’s Reverse Stock Split, are out of the money as of the date hereof, but such warrants, when and if exercised, will increase the number of issued and outstanding shares of Common Stock and may reduce the value of the Common  Stock.

Future sales , or the perception of future sales, by us or our stockholders in the public market could cause the market price for the Common Stock to decline.

The sale of shares of our Common Stock on the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

As on October 31, 2024, we have a total of 757,494 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan and (iii) assuming no exercise of the outstanding warrants. All shares currently held by public stockholders and all of the shares issued in the Business Combination to former Zoomcar Stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including our directors, executive officers and other affiliates.

Simultaneously with the execution and delivery of the Merger Agreement, certain stockholders of Zoomcar, Inc., who collectively owned approximately 35.0% of the outstanding Zoomcar, Inc. preferred stock and Common Stock at the time of the execution of the Merger Agreement (on an as converted to Common Stock basis), entered into the Lock-Up Agreements with IOAC. Pursuant to the Lock-Up Agreements, such Zoomcar stockholders agreed to subject certain shares of Common Stock held by them to the restrictions described below from the Closing until the termination of applicable lock-up periods described below. Each Zoomcar stockholder party to the Lock-Up Agreements agreed not to, without the prior written consent of the Zoomcar Board and subject to certain exceptions, during the applicable lock-up period: (i) lend, sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer, dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder, any shares of Common Stock held by it immediately after the Closing or issued or issuable to it in connection with the Merger (including Common Stock acquired as part of any financing agreements or issued in exchange for, or on conversion or exercise of, any securities issued as part of any financing agreements), any shares of Common Stock issuable upon the exercise of options to purchase shares of Common Stock held by it immediately after the Closing, or any securities convertible into or exercisable or exchangeable for Common Stock held by it immediately after the Closing (collectively, the “BC Lock-Up Shares”); (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the BC Lock-Up Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise; or (iii) publicly announce any intention to effect any transaction specified in the foregoing clauses. Pursuant to the BC Lock-Up Agreement, IOAC and certain Zoomcar stockholders agreed to the foregoing transfer restrictions during the period beginning on the date of Closing and ending (a) (i) as to 1/3 of the shares, six months after Closing, (ii) as to 1/3 of the shares, nine months after Closing and (iii) as to 1/3 of the shares, one year after  the Closing or (b) the date on which the Company completes a liquidation, merger, capital stock  exchange, reorganization or other similar transactions that result in all of the Company’s  stockholders having the right to exchange their shares for cash, securities or other property.

In addition, the shares of Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. A total of 196,954 shares of Common Stock have been reserved for future issuance under the Incentive Plan. We intend to file a registration statement on Form S-8 under the Securities Act to register shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to the Incentive Plan. Accordingly, shares to be registered under such a registration statement will be available for sale in the open market upon the effectiveness of the registration statement.

In the future, we may also issue our securities to raise capital or in connection with investments or acquisitions. For example, on June 18, 2024, we closed a private placement transaction of notes and warrants for $3 million of gross proceeds. The amount of shares of Common Stock issued or issuable upon exercise or conversion of securities issued in connection with a capital raise or an investment or acquisition could constitute a material portion of the then-outstanding shares of the Common Stock. Any issuance of additional securities in connection with capital raising activities, investments or acquisitions may result in additional dilution to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period covered by this Report that were not previously reported in a Current Report on Form 8-K filed by the Company. Please refer to Note 11, Note 14, Note 18 and Note 34 of the Condensed Consolidated Financial Statements for more information regarding such defaults.

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

ZOOMCAR HOLDINGS, INC.

Date: November 13, 2024	By:	/s/ Hiroshi Nishijima
	Name:	Hiroshi Nishijima
	Title:	Acting Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Sachin Gupta
	Name:	Sachin Gupta
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)