Form 10-Q
period 2024-12-31
Zoomcar Holdings, Inc.
filed 2025-02-14
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 10, 2025, 7,846,450 shares of the registrant’s Common Stock were outstanding.

ZOOMCAR HOLDINGS, INC.

Quarterly Report on Form 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning our expected financial performance and our ability to operate our business and execute our anticipated business plans and strategy. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Accordingly, readers are cautioned that significant known and unknown risks, uncertainties, and other important factors may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to continue as a going concern and to meet our financial obligations as they become due;

●	our ability to obtain additional capital, in particular while we are in default under various of our obligations, including certain of our indebtedness, which will be necessary to continue our business and operations;

●	our limited operating history under our current and upcoming business models and history of net losses;

●	our ability to sell our platform offerings to new guests and hosts;

●	our ability to retain and expand use of our platform by our existing guests and hosts;

●	our ability to effectively manage our growth;

●	our ability to successfully obtain timely returns on our investments in initiatives relating to sales and marketing, research and development, and other areas;

●	our ability to maintain our competitive advantages;

●	our ability to maintain and expand our partner ecosystem;

●	our ability to maintain the security of our platform and the security and privacy of customer data;

●	our ability to successfully expand in our existing markets and into new markets;

●	the attraction and retention of qualified employees and key personnel;

●	our ability to successfully defend litigation that has been and may in the future be brought against us;

●	the impact of pandemics, inflation, war, other hostilities, and other disruptive events on our business or that of our customers, partners, and supply chain or on the global economy;

●	our ability to successfully remediate and prevent material weaknesses in internal controls over financial reporting;

●	our ability to comply with the continued listing requirements of Nasdaq (including the requirement to maintain a minimum market value of publicly held shares of $15,000,000, a minimum market value of listed securities of $50,000,000 for which we have received a deficiency notice) and maintain our listing on Nasdaq; and

●	other risks and uncertainties described under the section titled “Risk Factors” herein and in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2024,which was filed with the Securities and Exchange Commission on July 15, 2024 (“Form 10-K/A”) and subsequent Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2024, and September 30, 2024 which were filed with the Securities and Exchange Commission on August 14, 2024 and December 14, 2024 respectively.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in USD, except number of shares) As at	December 31, 2024	March 31, 2024

Assets
Current assets:
Cash and cash equivalents (Refer Note 30- VIE)	$4,397,373	$1,496,144
Accounts receivable, net of allowance for doubtful accounts (Refer Note 30- VIE)	97,128	194,197
Balances with government authorities	472,097	427,702
Short term investments	-	298,495
Prepaid expenses (Refer Note 30- VIE)	184,868	1,445,336
Other current assets (Refer Note 30- VIE)	338,271	523,746
Other current assets with related parties	-	44,168
Assets held for sale	527,784	629,908
Total current assets	$6,017,521	$5,059,696
Property and equipment, net of accumulated depreciation $6,717,519 and $6,189,452 respectively (Refer Note 30- VIE)	1,147,427	1,558,980
Operating lease right-of-use assets	1,067,777	1,290,608
Intangible assets, net of accumulated amortisation of $14,640 and $106,769 respectively (Refer Note 30- VIE)	7,458	18,393
Long term investments (Refer Note 30- VIE)	25,295	91,947
Balances with government authorities, (Refer Note 30- VIE)	3,940	18,126
Prepaid expenses (Refer Note 30- VIE)	274,331	326,109
Other non-current assets	1,001,612	808,739
Total assets	$9,545,361	$9,172,598

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable (Refer Note 30- VIE)	$20,639,479	$14,279,152
Accounts payable towards related parties	152,435	152,435
Current maturities of long-term debt	2,973,192	5,049,483
Current portion of operating lease liabilities	312,491	365,542
Finance lease liabilities	4,015,692	5,738,239
Contract Liabilities (Refer Note 30- VIE)	689,018	716,091
Current portion of pension and other employee obligations (Refer Note 30- VIE)	146,976	183,655
Unsecured Convertible Note	7,017,543	-
Unsecured promissory note to related parties	-	2,027,840
Derivative financial instruments	7,950,503	-
Other current liabilities (Refer Note 30- VIE)	2,875,156	2,783,618
Total current liabilities	$46,772,485	$31,296,055
Operating lease liabilities, less current portion	847,700	1,009,681
Pension and other employee obligations, less current portion (Refer Note 30- VIE)	347,930	491,449
Unsecured Convertible Note	-	10,067,601
Total liabilities	$47,968,115	$42,864,786
Commitments and contingencies (Note 32)
Stockholders’ deficit:
Common stock, $0.0001 par value per share, 250,000,000 shares authorized as of December 31, 2024 and March 31, 2024; 6,771,662 shares and 632,373 shares issued and outstanding as of December 31, 2024 and March 31, 2024 respectively *	677	63
Additional paid-in capital	280,779,361	272,063,258
Accumulated deficit	(321,357,118)	(307,551,501)
Accumulated other comprehensive income	2,154,326	1,795,992
Total stockholders’ deficit	$(38,422,754)	$(33,692,188)
Total liabilities and stockholders’ deficit	$9,545,361	$9,172,598

*	Prior period numbers have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-100 that became effective October 21, 2024. (Refer Note 4)

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
(In USD, except number of shares)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Revenue:
Revenues from services	$2,449,368	$2,421,438	$6,895,308	$7,717,064
Other revenues	-	-	41,942	-
Total revenue	$2,449,368	$2,421,438	$6,937,250	$7,717,064
Cost and Expenses
Cost of revenue	1,499,282	2,093,057	4,224,993	8,441,525
Technology and development	749,287	1,261,101	2,385,988	3,507,839
Sales and marketing	191,090	962,652	1,208,431	4,822,646
General and administrative	3,247,389	9,782,855	7,302,337	14,424,956
Total costs and expenses	$5,687,048	$14,099,665	$15,121,749	$31,196,966
Loss from operations before income tax	(3,237,680)	(11,678,227)	(8,184,499)	(23,479,902)
Finance costs	4,050,856	8,392,470	6,127,161	13,628,832
Finance costs to related parties	-	12,426	-	38,203
Gain on troubled debt restructuring	(124,299)	-	(476,746)	-
Other (income)/expense, net	757,826	(34,503,014)	(29,297)	(10,377,735)
Other income from related parties	-	(5,548)	-	(11,224)
Profit/(Loss) before income taxes	$(7,922,063)	$14,425,439	$(13,805,617)	$(26,757,978)
Provision for income taxes	-	-	-	-

Net profit/(loss) attributable to common stockholders	$(7,922,063)	$14,425,439	$(13,805,617)	$(26,757,978)

Net profit/(loss) per share *
Basic	$(3.56)	$451.45	$(9.85)	$(1,924.75)
Diluted	$(3.56)	$89.86	$(9.85)	$(1,924.75)
Weighted average shares used in computing loss per share: *
Basic	2,223,441	31,954	1,402,217	13,902
Diluted	2,223,441	160,534	1,402,217	13,902

*	Prior period numbers have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-100 that became effective October 21, 2024. (Refer Note 3)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Operations.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three months ended		Nine months ended
(In USD, except number of shares)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Net Profit/(loss)	$(7,922,063)	$14,425,439	$(13,805,617)	$(26,757,978)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	373,803	1,775	417,695	(12,305)
Gain/(Loss) for defined benefit plan	(12,118)	(17,989)	(54,353)	(61,594)

Reclassification adjustments:
Amortization of gains on defined benefit plan	(1,657)	(5,250)	(5,008)	(15,859)
Other comprehensive income/(loss) attributable to common stockholders	$360,028	$(21,464)	$358,334	$(89,758)
Comprehensive profit/(loss)	$(7,562,035)	$14,403,975	$(13,447,283)	$(26,847,736)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Comprehensive Income/(Loss)

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

	Redeemable			Shares
	Non-controlling	Mezzanine equity		pending
	Interest	Preferred stock		issuance	Zoomcar Holdings, Inc.
(In USD, except number of shares)	Amounts	Shares	Amounts	Amounts	Shares	Amounts	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total equity (deficit)

Balance as at April 01, 2023	25,114,751	99,309,415	168,974,437	-	16,987,064	1,699	22,140,867	(270,002,281)	1,827,999	(246,031,716)
Retroactive application of Reverse Recapitalization (Note 3) *	-	(77,466,242)	-	-	(16,504,250)	(1,651)	1,651	-	-	-
Retroactive application of Reverse Stock Split (Note 3) **	-	-	-	-	(477,472)	(48)	48	-	-	-
Balance as at April 01, 2023	25,114,751	21,843,173	168,974,437	-	5,342	0	22,142,566	(270,002,281)	1,827,999	(246,031,716)
Stock based compensation	-	-	-	-	-	-	444,212	-	-	444,212
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	(79,400)	(79,400)
Net loss	-	-	-	-	-	-	-	(28,781,134)	-	(28,781,134)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)		-	-	-	-	-	-	-	(44,777)	(44,777)
Balance as at June 30, 2023	25,114,751	21,843,173	168,974,437	-	5,342	0	22,586,778	(298,783,415)	1,703,822	(274,492,815)
Stock based compensation	-	-	-	-	-	-	173,693	-	-	173,693
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	25,186	25,186
Net loss	-	-	-	-	-	-	-	(12,402,285)		(12,402,285)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	30,697	30,697
Balance as at September 30, 2023	25,114,751	21,843,173	168,974,437	-	5,342	0	22,760,471	(311,185,700)	1,759,705	(286,665,524)
Accelerated vesting of stock based awards on cancellation	-	-	-	-	-	-	1,265,828	-	-	1,265,828
Gain on employee benefit, (net of taxes amounts to $ NIL)	-	-	-	-	-	-	-	-	(23,239)	(23,239)
Net profit	-	-	-	-	-	-	-	14,425,439	-	14,425,439
Conversion of redeemable non-controlling interest into common stock upon Merger	(25,114,751)	-	-	-	13,061	1	25,114,750	-	-	25,114,751
Conversion of redeemable convertible preferred stock into common stock upon Merger	-	(21,843,173)	(168,974,437)	-	378,280	38	168,974,399	-	-	168,974,437
Issuance of shares to vendors against services	-	-	-	-	36,173	3	19,051,997	-	-	19,052,000
Issuance of common stock upon settlement of SSCPN	-	-	-	-	73,571	7	27,148,306	-	-	27,148,311
Issuance of common stock upon settlement of promissory notes	-	-	-	-	10,715	1	3,953,855	-	-	3,953,856
Reclassification on conversion of preferred stock warrants and derivative financial instruments of Zoomcar, Inc. to common stock warrants of the Company	-	-	-	-	-	-	24,314,334	-	-	24,314,334
Issuance of Common Stock upon Merger	-	-	-	-	112,121	11	(20,520,680)	(3,271,969)	-	(23,792,638)
Foreign currency translation adjustment, (net of taxes amounts to $ Nil)	-	-	-	-	-	-	-	-	1,775	1,775
Balance as at December 31, 2023	-	-	-	-	629,263	63	272,063,260	(300,032,230)	1,738,241	(26,230,668)

Balance as at April 01, 2024	-	-	-	-	63,185,881	6,319	272,057,002	(307,551,501)	1,795,992	(33,692,188)
Retroactive application of Reverse Stock Split (Note 3) **	-	-	-	-	(62,553,508)	(6,256)	6,256	-	-	-
Balance as at April 01, 2024	-	-	-	-	632,373	63	272,063,258	(307,551,501)	1,795,992	(33,692,188)
Issue of common stock against Atalaya note ***	-	-	-	-	125,121	13	2,324,683	-	-	2,324,696
Issue of common stock warrants along with redeemable promissory notes	-	-	-	-	-	-	2,047,925	-	-	2,047,925
Issue of common stock warrants to placement agents	-	-	-	-	-	-	418,157	-	-	418,157
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	(65,190)	(65,190)
Net loss	-	-	-	-	-	-	-	(2,334,233)	-	(2,334,233)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	56,219	56,219
Balance as at June 30, 2024	-	-	-	-	757,494	76	276,854,023	(309,885,734)	1,787,021	(31,244,614)
Shares pending issuance on conversion of Unsecured promissory note	-	-	-	2,027,840	-	-	-	-	-	2,027,840
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	19,604	19,604
Net loss	-	-	-	-	-	-	-	(3,549,321)	-	(3,549,321)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	(12,327)	(12,327)
Balance as at September 30, 2024	-	-	-	2,027,840	757,494	76	276,854,023	(313,435,055)	1,794,298	(32,758,818)
Issuance of common stock upon conversion of unsecured promissory note	-	-	-	(2,027,840)	6,759	1	2,027,839	-	-	-
Issue of common stock upon conversion of warrants along with redeemable promissory notes		-	-	-	930,522	93	(93)	-	-	-
Issue of common stock and pre-funded warrants	-	-	-	-	4,398,775	440	2,432,531	-	-	2,432,971
Issue of Common Stock warrants to placement agents	-	-	-	-	-	-	37,266	-	-	37,266
Issuance costs towards Common Stock and warrants	-	-	-	-	-	-	(572,138)	-	-	(572,138)
Issuance of Common Stock upon exercise of pre-funded warrants	-	-	-	-	410,000	41	(41)	-	-	-
Reverse stock split rounding adjustment	-	-	-	-	268,112	26	(26)	-	-	-
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	(13,775)	(13,775)
Net loss	-	-	-	-	-	-	-	(7,922,063)	-	(7,922,063)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	-	373,803	373,803
Balance as at December 31, 2024	-	-	-	-	6,771,662	677	280,779,361	(321,357,118)	2,154,326	(38,422,754)

*	Both the number of stock outstanding and their par value have been retroactively recast for all prior periods presented to reflect the par value of the outstanding stock of Zoomcar Holdings, Inc. as a result of the successful Reverse Recapitalization.
**	Prior period numbers have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-100 that became effective October 21, 2024. (Refer Note 3)
***	125,121 (12,512,080 prior to Reverse Stock Split) shares were issued against Atalaya Note.

The accompanying notes are an integral part of these Condensed Consolidated Statements of Stockholders’ Deficit

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine months ended	December 31, 2024	December 31, 2023
A. Cash flows from operating activities
Net loss	(13,805,617)	(26,757,978)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	305,658	754,660
Stock-based compensation	-	1,883,733
Interest income	-	(824)
Change in fair value of preferred stock warrant	-	5,284,494
Change in fair value of convertible promissory note	-	(3,448,846)
Change in fair value of Senior Subordinated Convertible Promissory Notes	-	(6,990,870)
Change in fair value of derivative financial instruments	(5,471,519)	3,465,293
Note issue expenses	-	1,564,210
Interest on redeemable promissory note	1,995,967	-
Loss on extinguishment of redeemable promissory note	1,765,615	-
Issuance cost towards issue of Common Stock and warrants	2,868,085	-
Change in fair value of Unsecured Convertible Note	(725,362)	1,732,589
Discount on issue of Unsecured Convertible Note	-	632,595
(Gain)/Loss on sale and disposal of assets, net	(7,145)	85,806
(Gain)/Loss on sale and disposal of assets held for sale, net	(1,796)	11,325
Impairment on assets held for sale	251,590	165,216
Assets written off	162,205	39,650
Liabilities written back	(494)	(385)
Payable to customers written back	(76,052)	-
Provisions written back	(137,235)	-
Amortization of operating lease right-of-use assets	-	45,701
Gain on troubled debt restructuring	(476,746)	-
Gain on modification of finance leases	(766)	-
Unrealized foreign currency exchange loss, net	852	4,052
	(13,352,760)	(21,529,579)

Changes in operating assets and liabilities :
Decrease/(Increase) in Accounts receivable	92,870	(43,795)
(Increase) in Balances with government authorities	(58,848)	(116,133)
Decrease in Prepaid expenses	1,300,660	682,785
Decrease in Other assets	139,971	86,909
Increase in Accounts payables	7,056,825	11,838,986
Increase in Other liabilities	244	482,139
(Decrease)/Increase in Pension and other employee obligations	(224,386)	29,617
Decrease in Operating lease right of use asset	192,983	-
(Decrease) in Operating lease liabilities	(182,771)	-
(Decrease)/Increase in Contract liabilities	(8,509)	26,927
Net cash used in operating activities (A)	(5,043,721)	(8,542,144)

B. Cash flows from investing activities
Proceeds from sale/payment for purchase of property and equipment, including intangible assets and capital advances	14,201	(61,296)
Payment towards investments in fixed deposits	-	(130,132)
Proceeds from sale of asset held for sale	86,880	61,344
Proceeds from maturity of investments in fixed deposits	362,475	67,250
Interest received on fixed deposits	-	824
Net cash generated/(used) in investing activities (B)	463,556	(62,010)

C. Cash flows from financing activities
Proceeds from issue of equity and warrants (including prepayment of exercise price on pre funded warrants)	14,634,810	-
Payment of issuance cost towards issue of Common Stock and Warrants	(2,182,774)	-
Proceeds from issue of Senior Subordinated Convertible Promissory Notes	-	13,175,025
Payment of notes issuance cost	-	(1,564,210)
Proceeds from issue of redeemable promissory notes	3,000,000	-
Payment of redeemable promissory note issue expenses	(491,500)	-
Repayment of redeemable promissory note	(3,804,000)	-
Payment of offering costs	-	(4,804,482)
Proceeds from merger	-	5,770,630
Repayment of debt	(1,854,880)	(1,026,291)
Principal payment of finance lease obligation	(1,603,626)	(346,248)
Net cash generated from financing activities (C)	7,698,030	11,204,424

Net increase in cash and cash equivalents and restricted cash (A+B+C)	3,117,865	2,600,270
Effect of foreign exchange on cash and cash equivalents.	(16,636)	(168,160)
Cash and cash equivalents and restricted cash
Beginning of period	1,496,144	3,684,883
End of period	4,597,373	6,116,993

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	4,397,373	6,116,993
Restricted cash and cash equivalents included under other non-current assets	200,000	-
Total cash and cash equivalents and restricted cash shown in Condensed Consolidated Statement of Cash Flows	4,597,373	6,116,993

Supplemental disclosures of cash flow information
Cash (paid) for income taxes	(4,099)	(57,337)
Interest paid on debt	(167,929)	(326,482)

Supplemental disclosures of non-cash investing and financing activities:
Issue of unsecured convertible promissory note	-	8,434,605
Issue of common stock to vendors against services	-	19,052,000
Issue of common stock upon conversion of SSCPN	-	27,147,577
Issue of common stock upon conversion of convertible promissory notes	-	3,953,749
Payments for offering costs	-	4,804,482
Warrants issued on completion of Merger	-	7,538,708
Issue of common stock upon conversion of Unsecured Convertible Note	2,324,683	-
Issue of warrants to redeemable promissory note holders	2,047,925	-
Issue of common stock upon exercise of warrants issued with redeemable promissory notes	93	-
Issue of common stock upon conversion of unsecured promissory note	2,027,840	-
Warrants issued to placement agents towards issue of redeemable promissory notes	418,157	-
Warrants issued to placement agents	1,257,449	-
Acquisition of assets held for sale by incurring a liability	238,349	-

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

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The Condensed Consolidated Financial Statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company incurred a net loss of $7,922,063 and $13,805,617 during the three months and nine months ended December 31, 2024, and cash used in operations was $5,043,721 for the nine months ended December 31, 2024. The Company’s accumulated deficit amounts to $321,357,118 (March 2024: $307,551,501). The Company has negative working capital of $40,754,964 as on December 31, 2024. In addition, the Company’s cash position is critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the Condensed Consolidated Financial Statements are issued. Management’s plans with respect to these adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

a.	On November 5, 2024, the Company entered into a securities purchase agreement in connection with a private placement offering pursuant to which the Company raised gross proceeds of $9.15 million. After the deduction of fees, expenses payable to the Placement Agent and other offering expenses, including legal fees payable to the Company’s and Placement Agent’s counsel, the net proceeds to the Company was $7.625 million. Proceeds were also used to repay $3.804 million of outstanding indebtedness to debt investors pursuant to an offering in June 2024. After all of such deductions the Company retained net proceeds of $3.621 million.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

b.	On December 23, 2024, the Company entered into a securities purchase agreement in connection with a private placement offering pursuant to which the Company raised gross proceeds of $5.48 million and after the deduction of fees and expenses payable to the Placement Agent and other offering expenses, including legal fees payable to the Company’s and Placement Agent’s counsel, the net proceeds to the Company was approximately $4.79 million.

c.	On January 31, 2025, the Company entered into a securities purchase agreement, in connection with the second closing of the Offering (the “Second Closing”) pursuant to a Confidential Private Placement Memorandum, dated December 3, 2024. The Securities were offered at a for an aggregate amount of $3 million; provided, however, that the Company did not receive any cash proceeds with respect to Securities with a subscription price of $1.56 million of such amount, as those Securities were issued in consideration for the settlement of litigation with a claimant. The Company received balance net proceeds of approximately $1.25 million after the deduction of fees and expenses payable to the Placement Agent and other offering expenses, including legal fees payable to the Company’s and Placement Agent’s counsel.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

While these financing arrangements resulted in the payment of certain outstanding indebtedness, the Company will still need to raise additional capital imminently in order to have sufficient capital.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by US GAAP have been condensed or omitted. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The results of operations for the three and nine months ended December 31, 2024, are not necessarily indicative of the results for the fiscal year ending March 31, 2025, or any future interim period.

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

As at December 31, 2024, following are the list of subsidiaries and step-down subsidiaries:

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

On May 30, 2024, PT Zoomcar Indonesia Mobility Services has closed down its operations due to decrease in bookings and increased difficulties in carrying out the day-to-day operations. Furthermore, on June 3, 2024, Zoomcar Egypt Car Rental LLC has closed down its operations due to decrease in operations and rising economic difficulties. Additionally, On December 15 , 2024, Zoomcar Egypt Car Rental LLC held an extraordinary general meeting to initiate the liquidation process and appoint a liquidator.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The significant estimates, judgments and assumptions that affect the Condensed Consolidated Financial Statements include, but are not limited to; are:

a.	Estimation of defined benefit obligation

b.	Fair value measurement of financial instruments

c.	Estimation of utilization of loyalty points

d.	Leases – assumption to determine the incremental borrowing rate

e.	Valuation allowance on deferred tax assets

f.	Estimation of utilization of balances with government authorities

(d)	Revenue recognition

During the nine months ended December 31, 2024 and December 31, 2023, the Company derives its revenue principally from the following:

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended December 31, 2024, the Company launched the Fleet Management Program as an additional service for hosts, offering parking spaces for their vehicles. The Company charges a fixed fee to the hosts for this service, which is recognized under ‘Other Operating Revenue’ in the Condensed Consolidated Statements of Operations.

The Company offers vehicle listing incentive programs to hosts. The incentives are recorded in accordance with ASC 606- 10-32-25 and ASC 606-10-32-27 as a reduction to revenue and in cases where the amount of incentive paid to the Host are above the facilitation fees earned from that Host on cumulative basis, the excess of the revenue amount is recorded as a marketing expense in the Condensed Consolidated Statements of Operations. These incentives are offered as part of overall marketing strategy of the Company and incentivize the hosts to refer the platform. No incentives were paid during the three and nine months ended December 31, 2024.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loyalty program

The Company offers loyalty program, Z-Points, wherein customers are eligible to earn loyalty points that are redeemable for payment towards facilitation fees. Under ASC 606, each transaction that generates loyalty points results in the deferral of revenue equivalent to the retail value at the date the points are earned. The associated revenue is recognized when the customer redeems the loyalty points at some time in future. The retail value of points is estimated based on the current retail value measured as of the date the loyalty points are earned, less an estimated amount representing loyalty points that are not expected to be redeemed (“breakage”). Breakage is reviewed on an annual basis and includes significant assumptions such as historical breakage trends, internal Company forecasts and extended redemption period, if any. As at December 31, 2024 and March 31, 2024, the Company’s deferred revenue balance amounted to $29,369 and $96,710 respectively and is included in Contract liabilities in the Condensed Consolidated Balance Sheets.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract liabilities

Contract liabilities primarily consist of obligations to customers for advance received against bookings, revenue-share payable to customers for vehicles listed by them on Company’s portal for short-term rentals and related to Company’s points-based loyalty program. As per ASC 606-10-50-14 the Company does not aggregate amount of transaction price allocated to remaining performance obligations as required under ASC 606-10-50-13, since the company’s performance obligation is a part of a contract that has an original expected duration of one year or less.

(e)	Restricted Cash

The Company is required to place cash in an indemnification escrow fund with the placement agent for all indemnification liabilities and expenses payable by the Company as per the placement agent agreement for a period of 3 years from closing of the November 2024 Offering. Such cash is classified as restricted cash and reported as a component of other non-current assets in the Condensed Consolidated Balance Sheets.

(f)	Accounts receivable, net of allowance

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(i)	Debt

The debt instruments of the Company consist of debentures and term loans from financial institutions. The Company based on available proceeds makes periodic prepayments of scheduled instalments and the same has been accounted for under ASC 470-50.

Redeemable Promissory Notes

During the nine months ended December 31, 2024, the Company has issued Redeemable Promissory Notes which are repayable at the principal value on maturity date and has been accounted for under ASC 470-10. The Company issued these Redeemable Promissory notes on discount and incurred expenses on issue of the Redeemable Promissory Notes. As per ASC 835, the discount and the expenses incurred on issue of the Redeemable Promissory Notes have been amortized over the period of the Redeemable Promissory note on a straight-line basis. The Redeemable Promissory Notes liabilities have been presented net off the discount and issue expenses.

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

(j)	Warrants

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)	Warrants issued towards the November 2024 and December 2024 offering:

During the nine months ended December 31, 2024, the Company issued shares of Common Stock, pre-funded, Series A and Series B warrants in the November 2024 and December 2024 offering (Refer to Note 22) and as consideration to the placement agent for the issuance. The Common stock and pre-funded warrants were classified as equity in accordance with ASC 815-40 since all the conditions required for equity classification are met. The Series A warrants and Series B warrants were classified as derivative financial instruments in accordance with ASC 815-10-15-83 since they contain an underlying, can only be net settled and required no initial net investment. Accordingly, the derivative instruments were measured at fair value and subsequently revalued at each reporting date.

(b)	Warrants issued along with Redeemable Promissory Note:

During the nine months ended December 31, 2024, the Company issued warrants along with Redeemable Promissory Note and as consideration to the placement agent for the issuance of the Redeemable Promissory Note.

These warrants were classified as equity in accordance with ASC 815-40 since all the conditions required for equity classification are met. During the nine months ended December 31, 2024, these were exercised and were converted into common stock.

(c)	Warrants issued along with SSCPN and to placement agent (‘Derivative financial instrument’):

During the year ended March 31, 2024, the Company issued warrants along with Senior Subordinated Convertible Promissory Note (“SSCPN)” and as consideration to the placement agent for the issuance of SSCPN.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(d)	Warrants issued to preferred stockholders:

Before the date of reverse recapitalization, the Company had warrants issued to preferred stockholders convertible into shares of preferred stock and common stock which were issued during the year ended March 31, 2022, and were classified as liabilities and equity respectively.

Each unit of issued by the Company consisted of one share of Series E preferred stock and a warrant which entitled the holder to purchase one share of common stock of the Company on the satisfaction of certain conditions. Warrants were also issued to the placement agent of the Series E and Series E1 which included the following two categories: a) warrants to purchase common stock of the company; and b) warrants to purchase Series E and Series E1preferred shares.

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

(k)	Financial liabilities measured at fair value

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(l)	Net profit/(loss) per share attributable to common stockholders

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

(m)	Provisions and accrued expenses

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

(n)	Fair value measurements and financial instruments

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

During the nine months ended December 31, 2024, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, debt, unsecured convertible note, redeemable promissory note and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable, redeemable promissory note and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

(o)	Troubled debt restructuring

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

(q)	Common Stock Reverse Split

In October 2024, the Company effectuated a one-for-hundred reverse stock split. All share, stock option and warrant information has been retroactively adjusted to reflect these stock splits. See Note 3 for additional disclosure.

(r)	Recent Accounting Pronouncements

Accounting Pronouncement Pending Adoption

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Disaggregation of Income Statement Expenses, which requires public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. Further, in January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” which clarifies the effective date of ASU 2024-03. The guidance is effective for all public entities with fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2024-03 will have on the Company’s Condensed Consolidated Financial Statements.

In December 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). Early adoption is permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. This update does not have any impact on the Company’s Condensed Consolidated Financial Statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This update does not have any impact on the Company’s Condensed Consolidated Financial Statements.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3	Reverse Stock Split

The Company’s shareholders authorized, and the Board of Directors approved for a 1-for-100 Reverse Stock Split, which became effective on October 21, 2024. Any fractional shares that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole share.

Every 100 shares of issued and outstanding Common Stock has been consolidated into one share, without affecting the par value. In addition, (i) a proportionate adjustment has been made to the number of outstanding warrants, per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock as per the terms and conditions of the respective warrant agreements, and (ii) the number of shares reserved for issuance pursuant to the Company’s equity incentive plans was also reduced proportionately.

4	Troubled Debt Restructuring

7.7% Debenture

On September 25, 2024, the Company entered into a settlement agreement with Blacksoil Capital Private Limited (lender). As per the agreement, the lender has agreed to waive off 25% of the outstanding amount and the Company agreed to make full settlement of its outstanding amount (net of 25% waiver) by November 15, 2024 (original date was October 31, 2024) and in case of default, the Company is liable to pay fixed coupon interest @10% p.a. on the revised outstanding amount for the period starting October 31, 2024 till December 15, 2024 (“Long stop date”). As of December 31, 2024, the Company has fully repaid its outstanding liability to the lender.

The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60. The gain on troubled debt restructuring recorded during the three and nine months ended December 31, 2024 is $NIL and $83,645, respectively.

Mercury Car Rentals Limited

During the nine months ended December 31, 2024, the Company has entered into a new arrangement with Mercury Car Rentals Limited whereby the lender has waived all penal interest amounting to $31,951 charged due to non-payment of bullet payment which was due in January, 2024. As per the agreed terms, the company was to make payment in 3 installments starting from September 2024 until November 30, 2024. As of December 31, 2024, the Company has fully repaid its outstanding liability to Mercury Car Rentals Limited.

The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60. The gain on troubled debt restructuring recorded during the three and nine months ended December 31, 2024 is $NIL and $31,951, respectively.

Jain and Sons Services Limited

On November 06, 2024, the Company has entered into a settlement arrangement with Jain and Sons Services Limited, under which the lender waived a portion of the outstanding liability. The remaining liability was to be settled by December 23, 2024. The Company has repaid its liability as per the agreed dates, and as a result, no liability remains outstanding to the lender.

This transaction has been accounted for as a troubled debt restructuring in accordance with ASC 470-60. The gain on troubled debt restructuring recorded during the three and nine months ended December 31, 2024 is $17,883 and $17,883, respectively.

Accounts Payable

During the nine months ended December 31, 2024, the Company carried out negotiations with its vendors and as per the revised agreements with the vendors, they have granted a short-term deferral in payments and/or reduction in outstanding liability. As a part of the agreement, they cannot initiate any new proceedings and/or are required to withdraw (if previously initiated) any legal notices or proceedings against the Company until the payments are due in accordance with the revised agreed terms.

The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60. The Company has recorded a net gain on troubled debt restructuring in the Condensed Consolidated Statements of Operations during the three months and nine months ended December 31, 2024 amounting to $106,819 and $343,267, respectively.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting considerations

The Company assessed the transactions under the guidance of ASC 470-60 Troubled Debt Restructuring to determine if the transactions qualified as troubled debt restructuring. For a payable restructuring to be considered troubled, the debtor must be experiencing financial difficulty, and the creditor must have granted a concession. The Company is experiencing financial difficulties such as continuous default in debt repayments, significant doubt about the ability of the Company to continue as a going concern, threat of being delisted from an exchange and vendors/lenders have granted concessions, hence the Company has accounted the concessions in accordance with ASC 470-60. The restructured payables is significantly less than the carrying value of old payables and in accordance with the guidance in ASC 470-60, gain on restructuring is recorded as the difference between future undiscounted cash flows and the carrying value.

The total gain on troubled debt restructuring recorded during the three months and nine months ended December 31, 2024 amounts to $124,299 and $476,746. Basic EPS was increased by $0.06 ($0.0006 prior to Reverse Stock Split) and $0.34 ($0.0034 prior to Reverse Stock Split) as a result of these gains.

5	Cash and cash equivalents

The components of cash and cash equivalents were as follows:

(In USD) As at	December 31, 2024	March 31, 2024

Balances in bank accounts	$4,396,189	$1,495,097
Cash	1,184	1,047
Cash and cash equivalents	$4,397,373	$1,496,144

6	Accounts receivable, net of allowance for doubtful accounts

The components of accounts receivable were as follows:

(In USD) As at	December 31, 2024	March 31, 2024

Accounts receivable	$110,542	$207,971
Allowance for credit losses	(13,414)	(13,774)
Net accounts receivable	$97,128	$194,197

The Company records an allowance for credit losses for amounts owed for completed transactions that may never settle or be collected. For the three months and nine months ended December 31, 2024, allowance amounting to $NIL and $NIL was created for expected credit losses respectively (March 31, 2024 : $13,774).

7	Balances with government authorities

The components of balances with government authorities were as follows:

(In USD) As at	December 31, 2024	March 31, 2024
Current
Goods and service tax receivable	$4,220,938	$4,277,019
Less: Impairment*	(3,748,841)	(3,849,317)
	$472,097	$427,702

Non-current
Other tax receivables	$3,940	$18,126
	$3,940	$18,126

*	During the year ended March 31, 2024, the Company recorded an allowance for impairment of tax credits for an amount of $3,849,317 for estimated losses resulting from substantial doubt about the utilization of the tax credits. As of December 31, 2024 the impairment amounts to $3,748,841.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8	Short term investments

The components of short term investments were as follows:

(In USD) As at	December 31, 2024	March 31, 2024

Certificate of deposits	$-	$298,495
Short term investments	$-	$298,495

9 (a)	Other current assets

The components of other current assets were as follows:

(In USD) As at	December 31, 2024	March 31, 2024

Security deposits	$27,279	$98,813
Franchise tax refund receivable	84,490	84,490
Advance to employees	17,164	15,159
Receivables from car sale	81,987	90,244
Advance income taxes, net	4,844	9,094
Advance to suppliers	84,522	9,370
Other receivables	37,985	216,576
Other current assets	$338,271	$523,746

9 (b)	Other current assets with related parties

The components of other current assets with related parties were as follows:

(In USD) As at	December 31, 2024	March 31, 2024

Advance to director	$-	$44,168
Other current assets with related parties	$-	$44,168

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10	Assets held for sale

The components of assets held for sale were as follows:

(In USD) As at	December 31, 2024	March 31, 2024

Vehicles	$527,784	$629,908
Total assets held for sale	$527,784	$629,908

Vehicles represent the vehicles held for sale in the Indian subsidiary, Zoomcar India Private Limited. The gain or loss on sale of these assets is included in Loss/(Gain) on sale of assets held for sale under Other (income)/expense of Condensed Consolidated Statements of Operations. During the three months and nine months ended December 31, 2024, total profit of $5,011 and $7,861 was recorded on sale of vehicles held for sale respectively (total loss of $9,940 and $11,325 for the three months and nine months ended December 31, 2023 respectively).

During the three and nine months ended December 31, 2024, the Company has recorded the impairment amount of $251,590 and $251,590, respectively. During the three and nine months ended December 31, 2023, the Company has recorded the impairment amount of $165,216 and $165,216, respectively. The impairment amount is included in ‘Impairment on assets held for sale’ under Other (income)/expense of Condensed Consolidated Statements of Operations.

11	Property and equipment, net

The components of property and equipment were as follows:

(In USD) As at	Estimated useful life	December 31, 2024	March 31, 2024

Devices	3 - 5 years	$3,107,319	$3,274,998
Computer equipments	2 - 7 years	550,939	603,864
Office equipments	3 - 10 years	229,025	245,545
Furniture and fixtures	10 years	1,718	7,398
Total, at cost		3,889,001	4,131,805
Less: Accumulated depreciation		(2,741,574)	(2,572,825)
		$1,147,427	$1,558,980

Right-of-use assets under finance leases:

Vehicles, at cost	$4,009,932	$4,117,406
Accumulated depreciation	(4,009,932)	(4,117,406)
	$-	$-

Total property and equipment, net	$1,147,427	$1,558,980

Depreciation expense for the three months and nine months ended December 31, 2024 was $89,552 and $302,715 respectively and for the three months and nine months ended December 31, 2023 was $244,051 and $754,658, respectively. Depreciation expense has been shown under cost of revenue amounting to $73,683 and $222,862 for the three months and nine months ended December 31, 2024 respectively ($205,260 and $624,630 respectively for three months and nine month ended December 31, 2023) and under General and administrative expenses amounting to $15,869 and $79,853 for the three months and nine months ended December 31, 2024 respectively ($38,791 and $130,028 respectively for three months and nine months ended December 31, 2023). Vehicles are pledged against debt from financial institutions.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12	Leases

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

The components of lease expense were as follows:

(In USD)	Three months ended December 31,		Nine months ended December 31,
Period ended	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$-	$-	$-	$-
Interest on lease liabilities	180,841	152,659	448,050	469,140
Operating lease cost	85,570	127,399	280,140	387,681
Short term lease cost	328,932	43,691	501,855	123,364
Total lease cost	$595,343	$323,749	$1,230,045	$980,185

Supplemental cash flow information related to leases was as follows:

(In USD) For the Nine months ended	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$259,503	$341,981
Financing cash outflows for finance leases	$1,603,626	$816,744
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

(In USD) As at	December 31, 2024	March 31, 2024
Operating Leases
Operating lease right-of-use assets	$1,067,777	$1,290,608

Current operating lease liabilities	$312,491	$365,542
Non-current operating lease liabilities	847,700	1,009,681
Total operating lease liabilities	$1,160,191	$1,375,223

Finance Leases

Property and equipment, at cost	$5,768,936	$5,923,555
Accumulated depreciation	(4,009,932)	(4,117,406)
Accumulated impairment	(1,759,004)	(1,806,149)
Property and equipment, net	$-	$-

Current finance lease liabilities	$4,015,692	$5,738,239
Non-current finance lease liabilities	-	-
Total finance lease liabilities	$4,015,692	$5,738,239

Weighted Average Remaining Lease Term
Operating leases	51 months	58 months
Finance leases	21 months	30 months
Weighted Average Discount Rate
Operating leases	13.00%	13.00%
Finance leases	21.00%	9.00%

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.

	December 31, 2024		March 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Maturities of lease liabilities are as follows:
2025	$80,245	$4,817,953	$392,443	$6,475,668
2026	336,564	73,401	345,584	-
2027	352,926	-	362,385	-
2028	370,106	-	380,025	-
2029	388,144	-	398,548	-
Total Lease Payments	$1,527,985	$4,891,354	$1,878,985	$6,475,668
Less : Imputed Interest	367,794	875,662	503,762	737,429
Total Lease Liabilities	$1,160,191	$4,015,692	$1,375,223	$5,738,239

During the period ended December 31, 2024, the Company entered into re-structuring agreements with Orix Leasing and Financial Services India Limited (Orix). Under the restructured terms with Orix, the Company was to pay 50% of the outstanding liability by November 25, 2024, with the remaining 50% due in 12 monthly installments at 12% interest, starting January 15, 2025. If the Company defaults, the entire liability, plus 18% annual compounded interest, will be due after a 15-day grace period. As of December 31, 2024, the Company has fulfilled all payment obligations under the restructured terms.

In adherence to the agreement, the Company has accumulated penal interest at a simple interest rate of 1% per month on the overdue EMIs after adjustment of amounts paid during the three months ended December 31, 2024, amounting to $226,093.

As per the terms of the agreement, an additional simple interest of 1.5% per month is levied on the overdue amount as it is still unpaid after 60 days from date of default.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13	Investments

The components of investments were as follows:

(In USD) As at	December 31, 2024	March 31, 2024
Long term investments
Investments in certificate of deposits*	$25,295	$91,947
	$25,295	$91,947

*	Investments includes certificate of deposits and interest accrued on the same.

14	Other non-current assets

The components of other non-current assets were as follows:

(In USD) As at	December 31, 2024	March 31, 2024

Security deposits	$554,993	$350,149
Restricted cash*	200,000	-
Receivables from car sale	446,619	458,590
Other non-current assets	$1,001,612	$808,739

*	Restricted cash represents amount held as an indemnification escrow fund with the placement agent for all indemnification liabilities and expenses payable by the Company as per the placement agent agreement for a period of 3 years from closing of the November 2024 Offering.

15	Accounts Payable

The components of other non-current assets were as follows:

(In USD) As at	December 31, 2024	March 31, 2024

Accounts payable towards related parties	$152,435	$152,435
Accounts Payable towards others*	20,639,479	14,279,152

Total Accounts Payable	$20,791,914	$14,431,587

*	The Company carried out negotiations with its vendors which resulted in a short-term deferral in payments and/or reduction in outstanding liability. The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60 (Refer to Note 4) and includes provision for settlement of litigation (Refer to Note 33).

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16	Debt

The components of long term and short term debt were as follows:

(In USD) As at	Effective interest rates	Original Maturities*	December 31, 2024	March 31, 2024
Current
Non-convertible debentures
- 7.7% Debentures	-	November 15, 2024	$-	$335,549
- from non-banking financial companies (NBFCs)
- from others (NBFCs)
- Mahindra & Mahindra Financial Services Limited	-	February 28, 2025	538,695	873,924
- TATA Motors Finance Limited	12.77%	May 31, 2027	1,921,963	2,187,128
- Kotak Mahindra Financial Services Limited	1.00%	February 28, 2025	342,417	348,599
- Jain and Sons Services Limited	-	December 31, 2024	-	47,992
- Mercury Car Rentals Private Limited	-	November 30, 2024	-	249,560
- Orix Leasing and Financial Services India LTD	12.00%	December 31, 2025	83,327	156,370
- Clix Finance India Private Limited	4.11%	July 2, 2025	86,790	124,931
Financing arrangement with-
- AON Premium Finance LLC	-	September 28, 2024	-	725,430

			$2,973,192	$5,049,483

Total maturity as of December 31, 2024
Year ending March 31,
2025 (January 1, 2025 till March 31, 2025)	$2,909,457
2026	63,735
2027	-
2028	-
2029	-
Thereafter	-
$2,973,192

*	Maturities have been stated as per the respective agreements with the financiers. For Tata Motors Finance Limited, due to non-payment of scheduled EMIs, the loan is immediately payable and is classified as current. The debts are not associated with any restrictive covenants.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Non-convertible debentures

(i)	7.7% Debenture

On September 25, 2024, the Company entered into a settlement agreement with Blacksoil Capital Private Limited, wherein the lender waived 25% of the outstanding amount. As of December 31, 2024, the Company had fully repaid its liability to the lender. This transaction was accounted for as troubled debt restructuring under ASC 470-60 (Refer to Note 4), resulting in a net gain of $NIL and $83,645 for the three and nine months ended December 31, 2024, respectively.

The Company has recorded an interest expense amounting to $NIL and $9,834 for the three and nine months ended December 31, 2024 ($9,523 and $31,609 for the three and nine months ended December 31, 2023).

(2)	Term loans from NBFCs

Includes loans outstanding as at December 31, 2024 and March 31, 2024 amounting to $2,973,192 and $4,713,936, respectively.

The Company has recorded an interest expense amounting to $68,067 and $220,282 for the three and nine months ended December 31, 2024 ($100,243 and $294,872 for the three and nine months ended December 31, 2023).

As of December 31, 2024, the Company has defaulted on debt obligations, totaling $1,070,281, owed to various lenders, including Kotak Mahindra Finance, Tata Motors Finance Limited, Mahindra & Mahindra Financial Services Limited, and Clix Finance India Private Limited. The Company has also recorded a penal interest expense amounting to $25,051 and $112,635 for the three and nine months ended December 31, 2024 ($5,157 and $5,157 for the three and nine months ended December 31, 2023). The Company is in negotiations or has entered into settlement agreements with these lenders to restructure payment terms and resolve outstanding claims.

During the nine months ended December 31, 2024, the Company entered into settlement agreements with Mercury Car Rentals Limited and Jain and Sons Services Limited, resulting in waiver of partial liabilities. These transactions were accounted for as troubled debt restructuring under ASC 470-60 (Refer to Note 5), and all outstanding amounts owed to these lenders were fully repaid by December 31, 2024.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16A	Redeemable Promissory Note

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

Pursuant to the funding received on November 7, 2024, the Company has repaid the outstanding amount of the redeemable promissory notes (including interest accrued) and the difference between the amount paid and the net carrying amount of the redeemable promissory notes (post amortization of discount on issue and issuance cost until the date of payment) has been recognized as ‘Loss on extinguishment of the redeemable promissory note’ under other income/(expense) in the Condensed Consolidated Statements of Operations.

Terms of Warrants issued along with Redeemable Promissory Note

The warrants are each exercisable for one share of Common Stock at an exercise price of $2.832 per share ($0.1416 per share prior to Reverse Stock Split) and may be exercised at any time after six months and up to 5 years the date of issue.

During the period ended December 31, 2024, 930,522 warrants have been exercised and are converted into Common Stock. As of December 31, 2024, 1,394,062 warrants are outstanding (after considering antidilution effect).

These Warrants are classified as equity on the Condensed Consolidated Balance Sheets.

17	Unsecured promissory note to related parties

The following is a summary of the Company’s unsecured promissory note payable as of December 31, 2024 and March 31, 2024:

	Outstanding
(In USD) As at	December 31, 2024	March 31, 2024
Unsecured promissory note	$-	$2,027,840
Total	-	2,027,840

During the nine months ended December 2024, Ananda Small Business Trust has opted for conversion of the Unsecured promissory note into the common stock of the Company at the agreed conversion price of $300 ($3.00 prior to Reverse Stock Split) per share. On October 2, 2024, 6,759 shares (675,946 shares prior to Reverse Stock Split) have been issued to Ananda Small Business Trust on conversion of the Unsecured promissory note.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18	Unsecured Convertible Note (‘Atalaya Note’)

The following is a summary of the Company’s Atalaya Note payable for which it elected fair value option as on December 31, 2024 and March 31, 2024:

	Fair Value Outstanding
(In USD) As at	December 31, 2024	March 31, 2024
Non-current liability
Atalaya Note	$-	$10,067,601
Total	$-	$10,067,601

	Fair Value Outstanding
(In USD) As at	December 31, 2024	March 31, 2024
Current liability
Atalaya Note	$7,017,543	$-
Total	$7,017,543	$-

The Atalaya Note was initially recorded at the fair value of $10,167,194 on issuance. The Atalaya Note was issued at 7.5% discount on principal amounting to $632,596 and bears an interest of 8% and an additional interest on default of 8% compounded monthly.

During the nine months ended December 31, 2024, partial liability was settled by issue of 125,120 (12,512,080 prior to Reverse Stock Split) shares to the Atalaya Note holders for a settlement of $2,324,696.

The principal balance of the Atalaya Note was $8,434,605 (amount received $7,802,009). As of December 31, 2024 and March 31, 2024, the fair value of the Atalaya Note of $7,017,543 and $10,067,601, was recorded in the Condensed Consolidated Balance Sheets for their respective periods. The change in fair value resulted in loss of $244,658 and gain of $725,362 that is recorded for the three months and nine months ended December 31, 2024 ($NIL and $NIL for three months and nine months ended December 31, 2023) in the Condensed Consolidated Statements of Operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). Also, Refer Note 31.

The Company is liable to pay liquidated damages to the note holders, owing to breach of certain conditions as prescribed by the agreement. However, there is no visibility on the amount of such damages, henceforth, no provision has been booked for the same.

During the period ended December 31, 2024, the Company received notices from Atalaya regarding equity line transactions and incurring debt without the Purchaser’s consent. Under the Atalaya Note, any default would make all accrued interest, liquidated damages, and other amounts immediately due in cash. The Company is in discussions with Atalaya to resolve this matter and has classified all payments due to Atalaya as a current liability.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19	Other current liabilities

The components of other current liabilities were as follows:

(In USD) As at	December 31, 2024	March 31, 2024

Payable to renters	$482,987	$576,052
Statutory dues payable	1,560,108	1,550,688
Capital creditors	5,781	5,936
Employee benefit expenses payable	194,804	320,360
Other liabilities*	631,476	330,582
Other current liabilities	$2,875,156	$2,783,618

*	Includes payables related to operating leases and the residual value of vehicles acquired from Leaseplan India Private Limited.

20	Accumulated other comprehensive income/ (loss)

The components of accumulated other comprehensive income/(loss) were as follows:

(In USD) As at	December 31, 2024	March 31, 2024

(Loss)/ Gain on employee benefit
Balance, beginning of period	$46,101	$115,818
Recognized during the period, net of taxes amounts to $NIL	(54,353)	(48,593)
Reclassification to net income: Amortization losses/(gains)	(5,008)	(21,124)
Balance, end of period	$(13,260)	$46,101

Foreign currency translation adjustment
Balance, beginning of period	$1,749,891	$15,594,868
Translation adjustments gain recognized during the period, net of taxes amounts to $NIL	417,695	(13,844,977)
Balance, end of period	$2,167,586	$1,749,891
Accumulated other comprehensive income	$2,154,326	$1,795,992

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21	Capital Stock

On November 7, 2024, the Company sold (i) 1,302,850 Common Units, each consisting of one share of common stock, two Series A Warrants (“Series A Warrants - November 2024 Offering”) and maximum number of Series B Warrants (“Series B Warrants - November 2024 Offering”) as mentioned in the agreement, and (ii) 835,000 Pre-Funded Units, each consisting of one Pre-Funded Warrant (“Pre Funded Warrants - November 2024 Offering”), two Series A Warrants, and maximum number of Series B Warrants as mentioned in the agreement, through the placement agent (collectively referred to “November 2024 Offering”). Along with a cash fee, the Company has issued to the placement agent, warrants to purchase 10% of the shares of Common Stock and shares of Common Stock underlying the Pre-funded Warrants (“Common Stock Warrants”)*; Series A Warrants equal to 10% of the Series A Warrants sold at closing and Series B Warrants equal to 10% of the Series B Warrants issued at or following the Reset Date.

*	213,785 Common Stock Warrants were issued to the placement agent as a part of compensation for services rendered in connection with the November 2024 offering. These warrants are each exercisable at an exercise price of $4.03 per share and are classified as equity instruments.

The common units and pre-funded units are issued at a price of $4.2800 and $4.2799, respectively. Pre-funded warrants can be exercised at any time. The exercise price for the pre-funded warrants is $0.0001, which is to be paid by the warrant holder at the time of exercise of these warrants. As of December 31, 2024, 410,000 Prefunded warrants have been exercised and are converted into common stock.

On December 24, 2024, the Company sold (i) 3,095,925 Common Units, each consisting of one share of common stock, Series A Warrants (“Series A Warrants - December 2024 Offering”) and maximum number of Series B Warrants (“Series B Warrants - December 2024 Offering”) as mentioned in the agreement, and (ii) 420,000 Pre-Funded Units, each consisting of one Pre-Funded Warrant (“Pre Funded Warrants - December 2024 Offering”), such number of Series A Warrants and maximum number of Series B Warrants as mentioned in the agreement, through the placement agent (collectively referred to “December 2024 Offering”). Along with a cash fee, the Company has issued to the placement agent, warrants to purchase 10% of the shares of Common Stock and shares of Common Stock underlying the Pre-funded Warrants*; Series A Warrants equal to 10% of the Series A Warrants sold at closing and Series B Warrants equal to 10% of the Series B Warrants issued at or following the Reset Date.

*	351,593 warrants to the placement agent as a part of compensation for services rendered in connection with the November 2024 offering. These warrants are each exercisable at an exercise price of $1.95 per share and are classified as equity instruments.

The common units and pre-funded units are issued at a price of $1.56 and $1.5599, respectively. Pre-funded warrants can be exercised at any time. The exercise price for the pre-funded warrants is $0.0001, which is to be paid by the warrant holder at the time of exercise of these warrants.

The holders of Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval. On all matters to be voted upon, holders of Common Stock and holders of Preferred Stock will vote together as a single class. They are entitled to receive dividends at the discretion of the Board of Directors. In the event of liquidation, after paying debts and any preferential amounts to Preferred Stockholders, Common Stockholders are entitled to share in the remaining assets ratably.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22	Derivative financial instruments

The following is a summary of the Company’s derivative financial instruments as of December 31, 2024 and March 31, 2024:

	Fair Value Outstanding
(In USD) As at	December 31, 2024	March 31, 2024
Current
Series A and Series B Warrants	$7,950,503	$-
Total	$7,950,503	$-

On November 7, 2024, the Company had issued, in the November 2024 Offering, 4,275,700 Series A warrants, each exercisable for one share of Common Stock at an initial exercise price of $4.03 per share. Each Series A warrant is exercisable on or after the initial exercise date as defined in the agreement and until expiry of five years from such date. On the Reset Date, as defined in the agreement, the exercise price of the warrants shall be adjusted to equal the lower of the exercise price and the Reset Price. Upon such reset, the number of warrant shares issuable upon exercise shall be increased such that aggregate exercise price remains unchanged. The Reset Price is defined as greater of a) the lowest daily volume weighted average price (“VWAP”) during the ten trading day period following the Reset Date and b) the floor price as mentioned in the agreement. The Company has issued 427,570 Series A warrants to the placement agent as a part of compensation for services rendered in connection with the November 2024 offering.

The Company had also sold, in the November 2024 Offering, Series B warrants, with a maximum eligibility at issue date equal to zero which shall be increased on the reset date as defined in the agreement to equal the Reset Share Amount. Each warrant will be exercisable for one share of Common Stock at a nominal exercise price of $0.0001 per share. Reset Share Amount means the number of shares of Common Stock obtained by subtracting (a) the total number of shares and warrants purchased by the holder from (b) the quotient determined by dividing (i) the aggregate purchase price paid by the holder (including all exercise prices paid or payable in respect of pre-funded warrants) by (ii) the Reset Price. The Company also issued Series B Warrants to the placement agent equal to 10% of the shares of Common Stock that will be issued to investors pursuant to their Series B Warrants at the Reset Date. These warrants have the same terms and conditions as the Series B warrants that were issued at closing. The maximum number of Series B Warrants that may be issued to the placement agent for the November 2024 offering is 921,451.

On December 24, 2024, the Company had issued, in the December 2024 Offering, 8,680,443 Series A warrants, each exercisable for one share of Common Stock at an initial exercise price of $1.95 per share. Each Series A warrant is exercisable on or after the initial exercise date as defined in the agreement and until expiry of five years from such date. On the Reset Date, as defined in the agreement, the exercise price of the Series A warrants shall be adjusted to equal the lower of the exercise price and the Reset Price. Upon such reset, the number of warrant shares issuable upon exercise shall be increased such that aggregate exercise price remains unchanged. The Company has issued 868,044 Series A warrants to the placement agent as a part of compensation for services rendered in connection with the December 2024 offering, which has similar terms as those Series A warrants issued to investors but cannot be recalled.

On December 24, 2024, the Company had sold, in the December 2024 Offering, Series B warrants, with a maximum eligibility at issue date equal to zero which shall be increased on the reset date as defined in the agreement to equal the Reset Share Amount. Each warrant will be exercisable for one share of Common Stock at a nominal exercise price of $0.0001 per share. Reset Share Amount means the number of shares of common stock obtained by subtracting (a) the total number of shares and warrants purchased by the holder from (b) the quotient determined by dividing (i) the aggregate purchase price paid by the holder (including all exercise prices paid or payable in respect of pre-funded warrants) by (ii) the Reset Price. The Company also issued Series B Warrants to the placement agent exercisable for a number of shares equal to 10% of the shares that will be exercisable by investors pursuant to their Series B Warrants at the Reset Date. These Series B warrants have the same terms and conditions as the Series B warrants that were issued at Closing .

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has classified both the Series A and Series B warrants (both November 2024 and December 2024 offering) as derivative financial instruments as per ASC 815-10-15-83.

The gain on fair value change of the derivative financial instruments recorded was $5,471,519 and $5,471,519, respectively, for three months and nine months ended December 31, 2024 which was recognized in the Condensed Consolidated Statements of Operations for their respective period (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

As per the terms of the agreement, the number of warrants issued in the November 2024 and December 2024 offering are subject to anti-dilution adjustments wherein the exercise price of these Warrants will be adjusted to equal the floor price, if the Company secures any funding in a variable rate transaction and the number of warrants will also be adjusted such that aggregate exercise price of the warrants remains the same. Hence, the exercise price of warrants issued in November 2024 offering will be adjusted to equal the floor price once the stockholder’s approval is received and the exercise price of the warrants issued in December 2024 offering will also be adjusted to equal the price so adjusted for the warrants issued in the November 2024 offering.

The fair value of derivative financial instruments as on December 31, 2024 and March 31, 2024 are as follows:

	December 31, 2024		March 31, 2024
As at	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815-20
Series A and Series B Warrants	Derivative financial instruments	$7,950,503	Derivative financial instruments	$-
Total		$7,950,503		$-

The changes in fair value of the Series A and Series B warrants are being recognized under ‘Change in fair value of derivative financial instruments’ within the Condensed Consolidated Statements of Operations. Refer Note 31, Fair value measurements. The Company classifies cash flows related to derivative liabilities as financing activities in the Condensed Consolidated Statement of Cash Flows. Further, the Company has reported the (gain)/loss on fair value change of these derivative financial instruments under non cash adjustments to the cash flow from operating activities in the Condensed Consolidated Statement of Cash Flows.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23	Revenue

The components of revenue, net were as follows:

	Three months ended December 31,		Nine months ended December 31,
(In USD)	2024	2023	2024	2023

Revenue from services
Facilitation revenue (net)	$2,448,571	$2,421,438	$6,894,511	$7,717,064
Others	797	-	797	-

Other operating revenues	-	-	41,942	-
Total	$2,449,368	$2,421,438	$6,937,250	$7,717,064

	Three months ended December 31,		Nine months ended December 31,
Revenue by geographical location	2024	2023	2024	2023
India	$2,449,323	$2,391,332	$6,920,079	$7,615,314
Egypt	-	27,868	13,225	78,259
Vietnam	-	-	-	17,873
Indonesia	45	2,238	3,946	5,618
	$2,449,368	$2,421,438	$6,937,250	$7,717,064

Contract balances

The Company’s contract liabilities for consideration collected prior to satisfying the performance obligations is $689,018 and $716,091 as at December 31, 2024 and March 31, 2024 respectively. The Company has collected $659,650 as advance from customers during the nine months ended December 31, 2024.

The Company offers loyalty program, Z-Points, that results in the deferral of revenue equivalent to the retail value at the date the points are earned. The Company had accumulated deferred revenue amounting to $29,369 and $96,710 as at December 31, 2024 and March 31, 2024, respectively in relation to Loyalty program.

Revenue recognized during the three months and nine months ended December 31, 2024 which was included in contract liabilities balance at the beginning of the respective period amounts to $(13,488) and $256,341 respectively ($NIL and $360,686 recognized during the three months and nine months ended December 31, 2023 respectively).

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24	Finance costs

The components of finance costs were as follows:

	Three months ended December 31,		Nine months ended December 31,
(In USD)	2024	2023	2024	2023
Finance costs -other than related parties
Interest on vehicle loans	$68,032	$97,341	$230,116	$288,279
Interest on finance leases	180,841	152,659	448,050	469,140
Interest on subcontractor liability	23,098	23,435	69,586	70,585
Issuance cost towards issue of Common Stock and warrants	2,868,085	-	2,868,085	-
Change in fair value of derivative financial instruments	-	-	-	3,465,293
Change in fair value of preferred stock warrant liability	-	5,704,739	-	5,284,494
Discount on issue of Atalaya Note	-	632,595	-	632,595
Interest on redeemable promissory notes	528,344	-	1,995,967	-
Change in fair value of Atalaya Note	244,658	1,732,589	-	1,732,589
Note issue expenses	-	-	-	1,564,210
Bank charges	5,100	4,990	18,705	28,920
Other borrowings cost	132,698	44,122	496,652	92,727
Total	$4,050,856	$8,392,470	$6,127,161	$13,628,832

Finance costs -to related parties
Interest on vehicle loans	$-	$12,426	$-	$38,203
Total	$-	$12,426	$-	$38,203

25	Other (income) /expense, net

The components of other (income)/expense, net were as follows:

	Three months ended December 31,			Nine months ended December 31,
(In USD)	2024		2023	2024	2023
Other (income) /expense, net - other than related parties
Interest income		$(10,946)	$(13,412)	$(25,554)	$(33,799)
Change in fair value of SSCPN		-	(20,110,058)	-	(3,448,846)
Change in fair value of derivative financial instruments		(5,471,519)	(6,571,082)	(5,471,519)	-
Gain on modification of finance leases		(766)	-	(766)	-
Change in fair value of convertible promissory note		-	(7,986,326)	-	(6,990,870)
Change in fair value of Atalaya Note		-	-	(725,362)	-
Loss on litigation settlement		4,338,865	-	4,338,865	-
Loss/(Gain) on sale of property, plant & equipment		115	1,713	(1,079)	85,806
Loss/(Gain) on sale of assets held for sale		(5,011)	9,940	(7,861)	11,325
Loss on extinguishment of redeemable promissory note		1,765,615	-	1,765,615	-
Impairment on assets held for sale		251,590	165,216	251,590	165,216
Loss on foreign currency remeasurements		21,290	5,188	23,071	18,886
Loss on assets written off		68,768	(364)	162,508	39,650
Provision written back		(114,679)	384	(137,235)	(113,443)
Payable to customers written back		(62,899)	(762)	(76,052)	(58,265)
Other, net		(22,597)	(3,451)	(125,518)	(53,395)
Total		$757,826	$(34,503,014)	$(29,297)	$(10,377,735)

Other (income) - from related parties
Interest income		$-	$(5,548)	$-	$(11,224)
Total	$		$(5,548)	$-	$(11,224)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

26	Income taxes

The components of (loss)/gain before income taxes consist of the following:

	Three months ended December 31,		Nine months ended December 31,
(In USD)	2024	2023	2024	2023
Domestic	$(5,889,163)	$19,809,584	$(8,072,027)	$(11,367,084)
Foreign	(2,032,900)	(5,384,145)	(5,733,590)	(15,390,894)
Profit/(Loss) before income taxes	$(7,922,063)	$14,425,439	$(13,805,617)	$(26,757,978)

The Company has computed income tax expense/(benefit) for the three months and nine months ended December 31, 2024 and December 31, 2023 by using a forecasted annual effective tax rate and adjust for any discrete items arising during the period. The Company has recorded $NIL tax expense for all of the periods. Our effective tax rate was 0.00%, 0.00%, 0.00% and 0.00% for the three months and nine months ended December 31, 2024 and December 31, 2023, respectively. The Company has computed a valuation allowance on deferred tax assets for the nine months ending December 31, 2024 and hence no deferred tax asset is recognized as of December 31, 2024. The effective tax rate differs from the statutory tax rate of 21% for the years ended March 31, 2024 and 2023, due to changes in valuation allowance on the deferred tax assets.

The Company files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2022 tax returns.

As at December 31, 2024, tax returns for years ended March 31, 2020 and onward remain subject to examination by tax authorities in India. There are other ongoing audits in various other jurisdictions that are not material to our Condensed Consolidated Financial Statements.

The Company has received various orders from Indian tax authorities, for details Refer Note 32.

27	Net loss per share

The components of basic and diluted loss per share were as follows: (In USD, except loss per share)

(In USD, except loss per share)	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023

Net loss available for common shareholders (A)	$(7,922,063)	$14,425,439	$(13,805,617)	$(26,757,978)
Weighted average outstanding shares of common stock (B)	2,223,441	31,954	1,402,217	13,902
Dilutive effect of potentially dilutive outstanding securities	-	128,580	-	-
Common stock and common stock equivalents (C)	2,223,441	160,534	1,402,217	13,902
Loss per share
Basic (A/B)	$(3.56)	$451.45	$(9.85)	$(1,924.75)
Diluted (A/C)	$(3.56)	$89.86	$(9.85)	$(1,924.75)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share related amounts have been retroactively adjusted to reflect this reverse stock-split for all periods presented.

Since the Company was in a loss position for the three months and nine months ended December 31, 2024 and nine months ended December 31, 2023, basic loss per share was same as diluted net loss per share for the periods presented. The following potentially dilutive outstanding securities as of December 31, 2024 and December 31, 2023 were excluded from the computation of diluted loss per share except for three months ended December 31,2023, because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Convertible preferred stock	-	-	-	-
Preferred stock warrants	-	-	-	-
Stock options*	204	7	204	2
SSCPN	-	-	-	-
Public warrants	11,500,000	11,500,000	11,500,000	11,500,000
Private warrants*	380,011	12,876	380,011	4,276
Unsecured convertible note	-	697	-	231
Warrants issued along with redeemable promissory note	1,499,996	-	1,118,179	-
Warrants issued in November 2024 and December 2024 offering	4,091,018	-	1,368,632	-
Total	17,471,229	11,513,580	14,367,026	11,504,509

*	The computation of diluted earnings per common share excludes the 204 common stock options (20,425 prior to Reverse Stock Split) for the three months and nine months ended December 31, 2024 respectively and 7 common stock options (674 prior to Reverse Stock Split) for the three months and 2 common stock options (224 prior to Reverse Stock Split) for the nine months ended December 31, 2023 respectively and the 380,011 private warrants (37,956,206 prior to Reverse Stock Split) for the three months and nine months ended December 31, 2024 respectively and 12,876 private warrants (1,287,616 prior to Reverse Stock Split) for the three months and 4,276 private warrants (427,639 prior to Reverse Stock Split) for nine months ended December 31, 2023 respectively.

28	Employee benefit plans (unfunded)

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

Pension and other employee obligations
As at	December 31, 2024	March 31, 2024
Current
Gratuity	$78,460	$93,967
Compensated absences	68,516	89,688
	$146,976	$183,655
Non-current
Gratuity	$200,148	$258,524
Compensated absences	145,708	232,925
Other statutory dues	2,074	-
	$347,930	$491,449

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

28	Employee benefit plans (unfunded) (Continued)

I.	Gratuity

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Changes in projected benefit obligation (PBO)
PBO at the beginning of the year	$291,569	$347,647	$352,492	$286,713
Service cost	15,629	20,975	50,152	71,084
Interest cost	3,891	3,748	13,867	13,541
Actuarial loss/ (gain)	12,118	17,989	54,353	61,594
Benefits paid	(38,337)	(39,713)	(184,366)	(78,390)
Effect of exchange rate changes	(6,261)	(230)	(7,889)	(4,126)
PBO at the end of the period	$278,609	$350,416	$278,609	$350,416

Accrued pension liability
Current liability			$78,460	$88,040
Non-current liability			200,149	262,376
			$278,609	$350,416

Accumulated benefit obligation			$216,993	$254,630

Net gratuity cost recognized in income statement	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Service cost	$15,629	$20,975	$50,152	$71,084
Interest cost	3,891	3,748	13,867	13,541
Amortization of net actuarial (gains)/loss	(1,657)	(5,250)	(5,008)	(15,859)
Net periodic benefit cost	$17,863	$19,473	$59,011	$68,766

Re-measurement (gains) / losses in other comprehensive income	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Actuarial (gain)/loss	$12,118	$17,989	$54,353	$61,594
Amortization loss	(1,657)	(5,250)	(5,008)	(15,859)
Total	$13,775	$23,239	$59,361	$77,453

Components of actuarial gain:	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Actuarial (gain)/loss due to demographic assumption changes in defined benefit obligation	$(3,739)	$(3,178)	$(2,676)	$(2,430)
Actuarial (gain)/ loss due to financial assumption changes in defined benefit obligation	1,649	5,847	4,350	312
Actuarial (gain)/loss due to experience on defined benefit obligation	14,121	15,320	52,679	63,712
Total	$12,031	$17,989	$54,353	$61,594

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The assumptions used in accounting for the gratuity plan are as follows:

	December 31, 2024	December 31, 2023
Discount rate – staff	6.86%	7.28%
Discount rate - independent service provider*	6.84%	7.21%
Attrition rate – staff	42.00%	37.96%
Attrition rate - independent service provider*	81.43%	83.44%
Rate of increase in compensation levels - staff	12.87%	12.63%
Rate of increase in compensation levels - independent service provider*	11.13%	11.43%

*	Independent service provider are contract employees responsible for maintaining the fleet of the Company.

During the period ended December 31, 2024 and December 31, 2023, actuarial gain was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments as of December 31, 2024 is as follows:

Year ending March 31,
2025 (January 1, 2025 till March 31, 2025)	$19,615
2026	69,633
2027	40,348
2028	27,934
2029	14,652
Thereafter	106,427
Total	$278,609

II.	Compensated absences

The employees are permitted to encash a maximum of 45 days of accumulated leave balance on separation. The Company has provided liability for compensated absences as per an actuarial valuation carried out by an independent actuary as of the Balance Sheet dates. The amount of compensated absences cost is $5,379 and $4,020 for the three months and nine months ended December 31, 2024 respectively ($26,786 and $128,414 for three months and nine months ended December 31, 2023 respectively).

	Three months ended December 31,		Nine months ended December 31,
Net leave encashment cost includes the following components	2024	2023	2024	2023
Service cost	$(1,933)	$(6,569)	$24,007	$119,187
Interest cost	4,309	3,672	14,045	14,084
Recognized net actuarial loss	3,003	29,683	(34,032)	(4,857)
Net periodic benefit cost	$5,379	$26,786	$4,020	$128,414

III.	Defined contribution plan

The Indian subsidiary makes provident fund contributions which are defined contribution plans, for qualifying employees. Under the Schemes, the Indian subsidiary is required to contribute a specified percentage of the payroll costs to fund the benefits. The contributions are made to provident fund in accordance with the fund rules. The interest rate payable to the beneficiaries every year is notified by the Government. The amount of contributions made to provident fund is $54,704 and $213,263 for the three months and nine months ended December 31, 2024 respectively ($98,424 and $317,248 for the three months and nine months ended December 31, 2023 respectively).

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

29	Related Party Transactions

Key managerial personnel (KMP)

Gregory Bradford Moran	Chief Executive Officer & Director (until June 20, 2024)

Hiroshi Nishijima	Chief Executive Officer (w.e.f. June 20, 2024)

Uri Levine	Director (until July 20, 2023)

David Ishag	Director (until January 31, 2024)

Evelyn D’An	Director (w.e.f. April 19, 2023)

Graham Gullan	Director (until June 18, 2024)

Swatick Majumdar	Director (w.e.f. August 9, 2023)

Mohan Ananda	Director (w.e.f. December 28, 2023)

Madan Menon	Director (w.e.f. December 28, 2023)

Lisbeth McNabb	Director (until April 18, 2023)

John Robert Clarke	Director (w.e.f. June 20, 2024)

Mark Bailey*	Director (until December 06, 2024)

Investor in Indian subsidiary

Mahindra & Mahindra Limited**	Investor in Indian subsidiary (until December 28, 2023)

Enterprises owned or significantly influenced by above

Mahindra & Mahindra Financial Services Limited**
Mahindra First Choice Wheels Limited**

Yard Management Services Limited**
Ananda Small Business Trust

Related party transactions pertaining to debt, investments, and other current liabilities have been stated on the face of the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had following transactions with related parties:

	Three months ended		Nine months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest expense
Mahindra & Mahindra Financial Services Limited**	$-	$12,427	$-	$38,203

Interest income
Mahindra & Mahindra Financial Services Limited**	$-	$5,548	$-	$11,224

Parking charges
Yard Management Services Limited**	$-	$241,866	$-	$241,866

Debt - principal repayment
Mahindra & Mahindra Financial Services Limited**	$-	$66,525	$-	$119,576

Debt - foreclosure charges
Mahindra & Mahindra Financial Services Limited**	$-	$-	$-	$153

Amount received for November 2024 Offering
Mark Bailey*	$2,499,959	$-	$2,499,959	$-

Amount received for December 2024 Offering
Hiroshi Nishijima	$50,001	$-	$50,001	$-

The Company has the following outstanding balances with related parties:
As at	December 31, 2024	March 31, 2024
Convertible promissory note (non-current and current)
Ananda Small Business Trust	$-	$2,027,840

Payable to Director
Mohan Ananda	$152,435	$152,435

Advance to director (net)
Gregory Bradford Moran	$-	$44,168

Derivative financial instruments
Hiroshi Nishijima	$8,464	$-
	$160,899	$2,224,443

*	Mark Bailey was considered a related party until December 6, 2024. Accordingly, transactions until December 6, 2024 with him has been disclosed. However, outstanding balances as of December 31, 2024, have not been disclosed, as he was no longer classified as a related party on that date.

**	Mahindra & Mahindra Financial Services Limited, Mahindra First Choice Wheels Limited and Yard Management Services Limited were related parties until December 28, 2023, hence, the transactions until December 28, 2023 with these related parties have been disclosed. The outstanding balances with these related parties have not been disclosed since they were not related parties as on March 31, 2024 and December 31, 2024.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

30	Variable Interest Entities

An entity is a VIE if it has any of the following characteristics :

●	The entity does not have enough equity to finance its activities without additional subordinated financial support.

●	The equity holders, as a group, lack the characteristics of a controlling financial interest.

●	The entity is structured with non-substantive voting rights (i.e., an anti-abuse clause).

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

The VIEs have been incorporated in their respective locations to perform the business of providing mobility solutions to consumers and businesses.

The following table summarizes the assets and liabilities related to the Company’s consolidated VIEs:

	December 31, 2024	March 31, 2024
Assets
Cash and Cash equivalents	$4,534	$11,888
Accounts receivable	$-	$7,341
Other current assets	$388	$3,868
Prepaid expenses	$-	$4,282
Property and equipment, net	$-	$41,849
Intangible assets, net	$-	$3,012
Long term Investments	$4,003	$4,112
Receivable from government authorities - non-current	$3,940	$18,126
Liabilities
Accounts payable	$382,947	$374,692
Contract Liabilities	$-	$3,755
Current portion of pension and other employee obligations	$78	$986
Other current liabilities	$141,756	$148,950
Pension and other employee obligations, less current portion	$-	$1,189

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total investment in the VIEs is as follows:

Name of the VIE entity	Place of incorporation	Nature of investment	Investor entity
Zoomcar Egypt Car Rental LLC***	Egypt	Debt	Zoomcar Netherlands Holding B.V
Zoomcar Egypt Car Rental LLC***	Egypt	Debt	Zoomcar Inc.
Fleet Mobility Philippines Corporation*	Philippines	Debt	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Fleet Holding Pte Ltd
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Equity	Fleet Holding Pte Ltd

These amounts have been eliminated during the process of consolidation

*	In May 2022, Company had initiated the process of winding-up for Fleet Mobility Philippines Corporation. The assets consolidated for the VIE are not material.

**	In August 2023, Zoomcar Vietnam Mobility LLC has filed for bankruptcy with the local authorities. In accordance with ASC 810-10-15-10, the Company consolidates the VIE as the bankruptcy application is pending with the authorities in Vietnam and unless the application is admitted, the Company holds a variable interest and still is the primary beneficiary. The assets/liabilities consolidated for the VIE are not material.

***	On June 3, 2024, Zoomcar Egypt Car Rental LLC has closed down its operations due to decrease in operations and rising economic difficulties. The assets consolidated for the VIE are not material. Additionally, On December 15 , 2024, Zoomcar Egypt Car Rental LLC held an extraordinary general meeting to initiate the liquidation process and appoint a liquidator.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

31	Financial Instruments - Fair Value Measurements

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

The carrying value of financial instruments not carried at fair value by categories are as below:

	December 31, 2024	March 31, 2024
As at Financial assets	Carrying value	Carrying value
Cash and cash equivalents	$4,397,373	$1,496,144
Accounts receivable	97,128	194,197
Short term investments	-	298,495
Receivable from government authorities	476,037	445,828
Long term investments	25,295	91,947
Other financial assets	966,027	770,941
Total assets	$5,961,860	$3,297,552
Financial liabilities
Accounts payable	$20,791,914	$14,431,587
Debt	2,973,192	5,049,483
Other financial liabilities	1,315,048	1,232,930
Total liabilities	$25,080,154	$20,714,000

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$527,784	$-	$527,784	$-
Liabilities:
Atalaya Note	$7,017,543	$-	$-	$7,017,543
Derivative financial instruments	$7,950,503	$-	$-	$7,950,503

	March 31, 2024
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$629,908	$-	$629,908	$-
Liabilities:
Atalaya Note	$10,067,601	$-	$-	$10,067,601

Level 2: The fair value of Assets held for sale not traded in an active market is determined using the quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly considering all the relevant factors of assets.

The Company’s recurring Level 3 financial instruments within the Company’s fair value hierarchy as of December 31, 2024 and March 31, 2024 consist of the Company’s Atalaya Note and derivative financial instruments.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

31	Financial Instruments - Fair Value Measurements (Continued)

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

The Company used the following assumptions for the valuation of Atalaya Note as on December 31, 2024 in the model of Valuation of:

Atalaya Note
Remaining term (years)	0.25
Rate of interest	8.00%
Penal rate of interest	8.00%
Cost of Debt*	14.60%

*	Cost of debt for commensurate term is considered as discount rate for cash payment.

The assumptions for the valuation of Atalaya Note as on December 31, 2024 have been updated since the last valuation. Until March 31, 2024, the settlement of Atalaya Note could have been through either issue of shares or repayment of outstanding amount. During the nine months ended December 31, 2024, the stock price of the Company was reduced below $25 ($ 0.25 prior to Reverse Stock Split) and in accordance with the agreement on the breach of this stock price threshold, the Atalaya Note is to be settled mandatorily in cash. The Company adopted discounted cash flow method to fair value the lability of Atalaya Note. The Company used the discount rate as per CCC+ bond i.e., 14.60% for discounting the future cash outflow.

Derivative financial instruments

The Company measures its derivative financial instruments at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy and used the Monte Carlo pricing model to calculate the fair value of the instruments. Changes in the fair value of derivative financial instruments related to updated assumptions and estimates were recognized as change in fair value of derivative financial instruments within the Condensed Consolidated Statements of Operations.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The changes in the fair value are summarized below:

	Preferred stock warrant liability	Notes	SSCPN	Unsecured Convertible Note (‘Atalaya Note’)	Derivative financial instruments
Balance as of April 1, 2023	$1,190,691	$10,944,727	$17,422,132	$-	$14,373,856
Issue of SSCPN and warrants	-	-	8,655,330	-	-
Change in fair value of convertible preferred stock warrant	(245,143)	-	-	-	-
Change in fair value of SSCPN	-	-	10,519,247	-	-
Change in fair value of Notes	-	420,022	-	-	-
Change in fair value of derivative financial instrument	-	-	-	-	9,222,809
Balance as of June 30, 2023	$945,548	$11,364,749	$36,596,709	$-	$23,596,665
Issue of SSCPN and warrants	-	-	4,519,696	-	-
Change in fair value of convertible preferred stock warrant	(175,102)	-	-	-	-
Change in fair value of Notes	-	575,434	-	-	-
Change in fair value of SSCPN	-	-	6,141,965	-	-
Change in fair value of derivative financial instrument	-	-	-	-	813,566
Balance as of September 30, 2023	$770,446	$11,940,183	$47,258,370	$-	$24,410,231
Issue of unsecured convertible note at discount	-	-	-	8,434,605	-
Issue of senior subordinated convertible promissory note and warrants	-	-	(20,110,058)	-	-
Change in fair value of convertible preferred stock warrant	5,704,739	-	-	-	-
Change in fair value of convertible promissory note	-	(7,986,326)	-	-	-
Change in fair value of derivative financial instrument	-	-	-	-	(6,571,082)
Cost of issuance of Warrants	-	-	-	-	-
Conversion to Common Stock	-	(3,953,857)	(27,148,312)	-	-
Reclassification on conversion of preferred stock warrants and derivative financial instruments of Zoomcar, Inc. to common stock warrants of the Company	(6,475,185)	-	-	-	(17,839,149)
Fair valuation of Company warrants	-	-	-	-	-
Discount on issue of unsecured convertible note	-	-	-	-	-
Change in fair value of unsecured convertible note	-	-	-	1,732,589	-
Balance as of December 31, 2023	$-	$-	$-	$10,167,194	$-

Balance as of April 1, 2024	$-	$-	$-	$10,067,601	$-
Shares issued to Atalaya Note holders	-	-	-	(2,324,696)	-
Change in fair value of unsecured convertible note	-	-	-	(1,360,238)	-
Balance as of June 30, 2024	$-	$-	$-	$6,382,667	$-
Shares issued to Atalaya Note holders				-
Change in fair value of unsecured convertible note				390,218
Balance as of September 30, 2024	$-	$-	$-	$6,772,885	$-
Shares issued to Atalaya Note holders	-	-	-	-	-
Change in fair value of unsecured convertible note	-	-	-	244,658	-
Issue of derivative financial instruments	-	-	-	-	13,422,022
Change in fair value of derivative financial instruments	-	-	-	-	(5,471,519)
Balance as of December 31, 2024	$-	$-	$-	$7,017,543	$7,950,503

During the three months and nine months ended December 31, 2024 and December 31, 2023, there were no non-recurring fair value measure of assets or liabilities subsequent to initial recognition.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

32	Commitments and contingencies

Contingencies

(A) Claims filed by customers and third-parties not acknowledged as liability amounted to $4,075,587 and $4,565,949 as at December 31, 2024 and March 31, 2024, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip ; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle ; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company , the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B) The Company has received various orders and show cause notices from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $15,934,836 (March 31, 2024: $7,984,418). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of December 31, 2024, and March 31, 2024.

(C) In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $396,457 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

32	Commitments and contingencies (Continued)

(E) The Company received a notice from Nasdaq on November 6, 2024 stating that the Company has still not regained compliance with the Rule 5450 (b)(2)(A). Accordingly, its securities will be delisted from The Nasdaq Global Market. In that regard, unless the Company requests an appeal of Staff’s determination to a Hearings Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, trading of the Company’s common stock and warrants will be suspended at the opening of business on November 15, 2024 and the Company’s securities will be removed from listing and registration on The Nasdaq Stock Market. Furthermore, on October 29, 2024, the Staff notified the Company that it did not comply with Listing Rule 5450(b)(1)(B), which requires that the Company’s ordinary shares maintain a minimum of 1,100,000 publicly held shares for continued listing. This matter serves as a separate and additional basis for delisting.

As of date the Company has regained compliance with the minimum 1.1 million publicly held shares requirement in Listing Rule 5450(b)(1)(B).

The Company requested a hearing before a Nasdaq Hearings Panel seeking an extension to comply with the requirements of Rule 5450(b)(2)(A). The Panel has granted an extension to comply with the requirements of the said rule until March 31, 2025. (Refer to Note 33).

(F) On November 1, 2024, Gregory Moran, a former employee of Zoomcar India, has filed a case with the Superior Court, Delaware, challenging his termination without a cause or a sufficient notice, claiming $100,000 payment that was agreed to be paid on the 6 month anniversary of the effective date of closing of the SPAC transaction along with a 8% fully diluted equity interest in Zoomcar Holdings, Inc., non-payment of “vacation” valued at approximately $30,000, leave encashment of approximately $42,000, $96,000 entitled to him for severance pay and gratuity as per India’s Payment of Gratuity Act, 1972. Additionally, he has claimed 210,520 stock units already existing, fully vested. The Company filed a motion to dismiss the matter on November 27, 2024. On January 7, 2025, the Company subsequently filed the opening brief in support of the motion to dismiss filed on November 27, 2024.

(G) On November 7, 2024, the Company received a notice from ACM Zoomcar Convert LLC (“ACM”) regarding a breach of obligations under the Unsecured Convertible Note executed on December 28, 2023. The Company had defaulted on its payment obligations to ACM on June 25, 2024, resulting in the entire outstanding amount becoming payable on demand. ACM has initiated litigation with the Court to recover the principal amount of $5,656,087, unpaid interest of $341,746, and interest at the contractual rate until the date of judgment. The Company has filed an opposition to the claim and is currently awaiting the Court’s decision.

(H) Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2022 tax returns.

As at December 31, 2024, tax returns for years ended March 31, 2020 and onward remain subject to examination by tax authorities in India. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.

The Company received an order for fiscal year 2015-16 in relation to non-deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $125,660 (March 31, 2024: $129,027). Penalty of $125,660 has been claimed but the proceedings are kept under abeyance until the above order is disposed off.

The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position as at December 31, 2024 and March 31, 2024, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

(I) The Company entered into a placement agent agreement with Aegis Capital Corp. (‘Aegis’) dated November 5, 2024 wherein Aegis will act as the placement agent in connection with the November 2024 and December 2024 offering. Along with a cash fee payable and warrants issuable to Aegis as a placement agent commission, Aegis is also entitled to a fee of 5% of the gross proceeds from cash exercise of any Series A warrants issued in the November 2024 and December 2024 offering, payable upon exercise.

The Company has not recognized a provision for such fee payable in the books as the Company believes that the exercise of warrants is not probable as of December 31, 2024. The Company will record the fee in the books in the period in which the warrants will be exercised.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

33	Subsequent events

(A)  On January 22, 2025, the Company entered into a contract with AON Premium Finance LLC to refinance its D&O insurance, totaling $1,069,500, with Allied World Insurance Company, Axis Insurance Company, National Union Fire Insurance Company, XL Specialty Insurance Company, and Berkshire Hathaway Specialty. The Company is required to make a 40% cash down payment, with the remaining balance to be paid in four equal monthly installments at an interest rate of 8.25% per annum, commencing on January 28, 2025.

(B) The Company had received multiple notices from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) regarding non-compliance with the Nasdaq Listing Rule 5450(b)(2)(C) ("MVPHS Rule"), as its publicly held shares failed to meet the minimum market value requirement of $15,000,000. On February 10, 2025, the Panel granted the Company's request for continued listing in the exchange and granted an extension until March 31 2025 subject to following requirements (i) the Company shall apply for transfer to The Nasdaq Capital Market on or before February 19, 2025 (ii) The Company shall demonstrate compliance with the listing rule 5550(b)(1) which requires the Stockholder's equity to be atleast $2.5 million on or before March 31, 2025 (iii) The Company must file a public disclosure describing any transactions undertaken by the Company to increase its equity and providing an indication of its equity following those transactions on or before March 31,2025 (iv) The Company must provide the Panel with an update on its fundraising plans, updated income projections for the next 12 months, with all underlying assumptions clearly stated on or before March 31, 2025.

(C) On January 31, 2025, the Company entered into a securities purchase agreement with certain additional accredited investors, for the second closing of the December 2024 Offering (the “Second Closing”). In connection with the second closing, the Company issued 1,049,796 shares of common stock of the Company, Pre-funded warrants issued to certain investors, at their option, exercisable for an aggregate of up to 872,000 shares of Common Stock, Series A Warrants to initially purchase up to an aggregate of 4,804,491 shares of Common Stock and Series B Warrants to purchase initially no shares of Common Stock and then up to such number of shares of Common Stock, as determined on the Reset Date for an aggregate investment of $3 million. The Securities were offered at a price of $1.56. Out of the total proceeds of $3 million, the Company did not receive any cash proceeds with respect to Securities with a subscription price of $1.56 million, as those Securities were issued in consideration for the settlement of litigation with Randall Yanker. Hence, the Company raised gross proceeds of $1.44 million and net proceeds of $1.25 million after deduction of offering expenses amounting to $0.2 million.

(D) In August 2022, the Company received a complaint and a demand for trial by jury from Randall Yanker (complainant) towards non-payment of performance bonus consideration seeking damages amounting to $15.9 million towards breach of contract claims, as well as costs, attorneys’ fees, and interest on the $15.9 million amount.

On February 4, 2025, the Company entered into a settlement agreement with Randall Yanker to settle claims arising out of a certain consulting agreement, dated May 1, 2020, for which claims had been brought by Mr. Yanker. Pursuant to the Settlement Agreement, the Company agreed to issue an aggregate of (i) 1,000,000 shares and/or Pre-Funded Warrants, (ii) Series A Warrants to initially purchase up to an aggregate of 2,500,000 shares of Common Stock and (iii) Series B Warrants, in connection with the second closing of December 2024 offering. The settlement agreement is considered a recognized subsequent event and hence, as on December 31, 2024, the Company has recorded a provision for expense under ‘Accounts payable’ under Condensed Consolidated Balance Sheets for an amount equal to the fair value of instruments issued on settlement on February 4, 2025 and has recorded the corresponding expense as ‘Loss on litigation settlement’ under ‘Other income/expense’ in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2024 and 2023, and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended March 31, 2024 included in our Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in this Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

As of February 10, 2025, we had 7,846,450 shares of our Common Stock issued and outstanding. Except as otherwise indicated, all share and per share information in this report gives effect to a reverse stock split effected on October 21, 2024, at a ratio of 1-for-100.

Standard Booking Flow

During the nine months ended December 31, 2024, we operated a peer-to-peer car sharing platform in emerging markets across three countries and generated revenues from bookings by our Guests of vehicles listed on our Zoomcar platform by our Hosts. Zoomcar receives a portion of the associated booking fee charged to the Guest (less any credits or discounts applied), as well as platform fees charged to Guests and Hosts and trip protection fees (which we refer to as “value-added fees”) charged to Guests. As further described below, other fees charged to Guests, such as fuel charges, are paid fully to Hosts, who also receive a revenue share equal to approximately 60% of booking fees and between 0% and 40% of certain other charges. We use our customized algorithm to price trips dynamically on the platform, leveraging our data from the millions of miles driven on our platform to intelligently price the risks of trips and the market, incorporating information about Guests informed by data we collect and Zoomcar management’s professional experience. While Hosts can opt to offer bookings at prices that are different from those the platform generates as recommendations, most Hosts tend to select the algorithmically derived pricing for their bookings. The functionality enabled by our customized pricing tools is reflected in both Guest booking fees and in the trip protection or “value-added fees” charged to Guests, who are presented with three algorithmically derived trip protection pricing options from which to choose. The revenue- generating components of a trip booked on our peer-to-peer car sharing platform include:

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

	Three months Ended December 31,		Nine months Ended December 31,
(In thousands)	2024	2023	2024	2023
Booking Days	182	164	512	511
Gross Booking Value	$6,530	$6,531	$18,879	$20,539

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

For the three months ending December 31, 2024, Booking Days on the platform totaled approximately 181,842 compared to 163,864 during the three ended December 31, 2023.

For the nine months ending December 31, 2024, Booking Days on the platform totaled approximately 511,389 compared to 510,023 during the nine months ended December 31, 2023.

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

During the three months ended December 31, 2024, Gross Booking Value on the platform totaled approximately $6.53 million, with negligible decline compared to approximately $6.53 million during the three months ended December 31, 2023.

During the nine months ended December 31, 2024, Gross Booking Value on the platform totaled approximately $18.88 million, compared to approximately $20.54 million during the nine months ended December 31, 2023.

Though there is increase in booking days and number of bookings for the three and nine months ended December 31,2024 as compared to December 31, 2023, we continue to observe decline in GBV owing to the several measures we took to shift our strategy from volume to profitability and improve our unit profitability, which resulted in the lower sequential growth in GBV.

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

Our revenue for the three and nine months ended December 31, 2024, and December 31, 2023, consists of revenue from services and other operating revenue.

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

Finance Costs

Finance costs consist primarily of interest on vehicle loans, finance leases and redeemable promissory note. Costs recognized on account of change in fair valuation of preferred stock warrant liability, convertible promissory notes and derivative financial instruments and convertible promissory notes are included. In addition, it also includes funds issue expenses, note issue expenses, bank charges, other borrowing costs.

Other (Income) and Expense, Net

Other (income) and expense, net consists primarily of change in fair value of the convertible promissory note, SSCPN, derivative financial instrument and the unsecured convertible note, interest income, (gain)/loss on sale of assets & assets held for sale, Loss on assets written off, loss on foreign currency transactions and balances, gain on modification of finance leases, provisions written back, payable to customers written back and other expenses.

Gain on troubled debt restructuring

Gain on troubled debt restructuring includes the gain consists of gains on account of restructuring of loans from lenders and gains on account of concluded negotiations with vendors for reduction in outstanding liabilities.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net revenue	$2,449,368	$2,421,438	$6,937,250	$7,717,064
Costs and expenses	-	-	-	-
Cost of revenue	1,499,282	2,093,057	4,224,993	8,441,525
Technology and development	749,287	1,261,101	2,385,988	3,507,839
Sales and marketing	191,090	962,652	1,208,431	4,822,646
General and administrative	3,247,389	9,782,855	7,302,337	14,424,956
Total costs and expenses	5,687,048	14,099,665	15,121,749	31,196,966
(Loss) income from operations	(3,237,680)	(11,678,227)	(8,184,499)	(23,479,902)
Finance costs	4,050,856	8,392,470	6,127,161	13,628,832
Finance costs to related parties	-	12,426	-	38,203
Gain on troubled debt restructuring	(124,299)	-	(476,746)	-
Other (income)/expense, net	757,826	(34,503,014)	(29,297)	(10,377,735)
Other income from related parties	-	(5,548)	-	(11,224)
(Loss) income before provision for income taxes	(7,922,063)	14,425,439	(13,805,617)	(26,757,978)
Provision for income taxes	-	-	-	-
Net (loss) income	7,922,063)	14,425,439	(13,805,617)	(26,757,978)

The following table sets forth our results of operations as a percentage of net revenue:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue	61%	86%	61%	109%
Technology and development	31%	52%	34%	45%
Sales and marketing	8%	40%	17%	62%
General and administrative	133%	404%	105%	187%
Total costs and expenses	232%	582%	218%	404%
(Loss) income from operations	-132%	-482%	-118%	-304%
Finance costs	165%	347%	88%	177%
Finance costs to related parties	0%	1%	0%	0%
Gain on troubled debt restructuring	-5%	0%	-7%	0%
Other (income)/expense, net	31%	-1425%	-39%	-134%
Other income from related parties	0%	0%	0%	0%
(Loss) income before provision for income taxes	-323%	596%	-199%	-347%
Provision for income taxes	0%	0%	0%	0%
Net (loss) income	-323%	596%	-199%	-347%

Net Revenue

	Three months ended December 31,				Nine months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenues from services	$2,449,368	$2,421,438	$27,930	1%	$6,895,308	$7,717,064	$(821,756)	-11%
Other revenues	-	-	-	-	41,942	-	41,942	100%
Net Revenue	2,449,368	2,421,438	$27,930		6,937,250	7,717,064	$(779,814)

Our total net revenue for the three months ended on December 31, 2024, and December 31, 2023, was $2.45 million and $2.42 million, respectively, representing a decline of $0.03 million, or 1.15%. While the total number of Bookings and booking Days increased by 19% and 11% respectively, GBV declined marginally by 0.02% during the three months ended December 31, 2024, versus the previous comparable period.

Our total net revenue for the nine months ended on December 31, 2024, and December 31, 2023, was $6.94 million and $7.72 million, respectively, representing a decline of $0.78 million, or 10%. While the total number of Bookings and Booking Days increased by 11% and 0.02% respectively, GBV declined by 8%, during the nine months ended December 31, 2024, versus the previous comparable period.

In the peer-to-peer car sharing model, we continued to take several measures to improve profitability, such as (i) reduction of cash incentives paid to Hosts and (ii) introduction of cancellation fees for Guest. These and other cost rationalization strategies resulted in improved unit profitability at the expense of lower or negligible growth in GBV and Net revenue for the three and nine months ended on December 31, 2024, compared to the same period in 2023.

Costs and Expenses

Cost of Revenue

	Three months ended December 31,				Nine months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Cost of revenue	$1,499,282	$2,093,057	$(593,775)	-28%	$4,224,993	$8,441,525	$(4,216,532)	-50%

Cost of revenue was $1.50 million during the three months ended December 31, 2024, as compared to $2.09 million during the three months ended December 31, 2023, a decrease of $0.59 million, or 28%. This decrease was driven by overall Company-wide efforts to drive greater operational efficiency. Key drivers of the cost savings $0.40 million reduction in personnel costs including ESOP related costs (driven by headcount reductions in India, and discontinuation of operations in Vietnam, Egypt and Indonesia during the three months ending December 31, 2024). Due to discontinuation of operations in Egypt, Indonesia, and Vietnam there was a savings of $0.04 million during the three months ended in December 31, 2024, as compared to the three months ended December 31, 2023., under other expenses. Further, there were cost savings of $0.13 million on account of depreciation on tracking devices during the three months ended December 31,2024, as compared to three months ended December 31, 2023, since these devices were completely depreciated in the previous Fiscal year ending March 31, 2024.

Cost of revenue was $4.22 million during the nine months ended December 31, 2024, as compared to $8.44 million during nine months ended December 31, 2023, a decrease of $4.22 million, or 50%. This decrease was driven by overall Company-wide efforts to drive greater operational efficiency. Key drivers of the cost savings include $1.29 million reduction in personnel costs including ESOP related costs (driven by headcount reductions in India, and the closure operations in Vietnam, Egypt and Indonesia during the nine months ending December 31, 2024), Repair and maintenance charges were reduced by $1.15 million during the nine months ended December 31, 2024, by optimizing network of third-party vehicle garages, entering new pricing contract with these garages, and reducing accident rate by strengthening the Guest verification process. During the nine months ended December 31, 2024 there is a savings of $0.32 million due to introducing direct settlement of Toll charges between host and guest, a decrease of $0.26 million of uncollected customer charges which were paid to the Host by the Company as part of its business customary practice. Due to discontinuation of operations in Egypt, Indonesia, and Vietnam there was a savings of $0.16 million during the nine months ended in December 31, 2024, as compared to nine months ended December 31, 2023 under other expenses..

We further achieved savings of $0.29 million for software support and maintenance charges due to optimization of cloud cost and google maps services which were comparatively higher during the nine months ending December 31, 2023, owing to the higher spending on brand marketing which brought more customers on the platform, increased searches without any material impact on booking. Further, there were cost savings of $0.40 million on account of depreciation on tracking devices during the nine months ended December 31, 2024, as compared to nine months ended December 31, 2023, since these devices were completely depreciated in the previous Fiscal year ending March 31, 2024.

Technology and Development

	Three months ended December 31,				Nine months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Technology and development	$749,287	$1,261,101	$(511,814)	-41%	$2,385,988	$3,507,839	$(1,121,851)	-32%

Technology and development expenses totaled $0.75 million during the three months ended December 31, 2024, as compared to $1.26 million during the three months ended December 31, 2023, a decrease of $0.51 million, or 41%. This decrease was driven by employee benefit costs reductions of $0.52 million.

Technology and development expenses totaled $2.39 million during the nine months ended December 31, 2024, as compared to $3.51 million during the nine months ended December 31, 2023, a decrease of $1.12 million, or 32%. This decrease was driven by employee benefit costs reductions of $0.89 million, and a further reduction of $0.23 million in IT platforms support costs as the Company continues to optimize usage of cloud-based IT services while enabling more in-app features for Guests and Hosts.

Sales and Marketing

	Three months ended December 31,				Nine months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Sales and marketing	$191,090	$962,652	$(771,562)	-80%	$1,208,431	$4,822,646	$(3,614,215)	-75%

Sales and marketing expense totaled $0.19 million during the three months ended December 31, 2024, as compared to $0.96 million during the three months ended December 31, 2023, a decrease of $0.77 million, or 80%, primarily driven by a $0.56 million reduction in performance marketing expenses and $0.03 million reduction in brand marketing expenses incurred on brand visibility. Further there was a reduction of $0.04 million in Host incentives (this reflects the portion of the host incentives accounted for as sales and marketing expense during the three months ended December 31, 2024, as compared to the three months ended December 31, 2023). Personnel-related costs decreased by $0.14 million due to reductions in headcount.

Sales and marketing expense totaled $1.21 million during the nine months ended December 31, 2024, as compared to $4.82 million during the nine months ended December 31, 2023, a decrease of $3.61 million, or 75%, primarily driven by a $1.82 million reduction in brand marketing expenses incurred on brand visibility, and $1.25 million reduction in performance marketing expenses. Further there was a reduction of $ 0.24 million in Host incentives (this reflects the portion of the host incentives accounted for as sales and marketing expense) during the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023. Personnel-related costs decreased by $0.31 million due to reductions in headcount.

General and Administrative

	Three months ended December 31,				Nine months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
General and administrative	$3,247,389	$9,782,855	$(6,535,466)	-67%	$7,302,337	$14,424,956	$(7,122,619)	-49%

General and administrative expenses were $3.25 million during the three months ended December 31, 2024, as compared to $9.78 million during the three months ended December 31, 2023, a reduction of $6.54 million, or 67%. Professional fees reduced by $5.34 million driven by elimination of SPAC related expenses during the three months ending December 31, 2024, as compared to the previous comparable period. Employee benefit expenses, repairs and maintenance expenses reduced by $ 1.38 and $0.24 million respectively , this reduction is offset by increase In rates and taxes and rent by $ 0.18 and $0.29 million.

General and administrative expenses were $7.30 million during the nine months ended December 31, 2024, as compared to $14.42 million during the nine months ended December 31, 2023, a reduction of $7.12 million, or 49%. Professional fees reduced by $5.67 million driven by elimination of SPAC related expenses during the nine months ending December 31, 2024, as compared to the previous comparable period. Employee Benefit expenses reduced by $1.44 during the nine months ending December 31, 2024, as compared to the nine months ending December 31, 2023, due to reductions in headcount.

Finance Costs

	Three months ended December 31,				Nine months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Finance costs	$4,050,856	$8,392,470	$(4,341,613)	-52%	$6,127,161	$13,628,832	$(7,501,671)	-55%
Finance costs to related parties	$-	$12,426	$(12,426)	-100%	$-	$38,203	$(38,203)	-100%

Finance costs were $4.05 million during the three months ended December 31, 2024, as compared to $8.39 million during the three months ended December 31, 2023, a decrease of $4.34 million, or 52%. This decrease is due to Non-cash expenses related to change in fair valuation of preferred stock warrants amounting to $5.70 million recognized during three months ended December 31, 2023, which was converted into equity at the close of deSPAC in the fiscal year ending March 31, 2024, one time discount on issuance of unsecured convertible note accounted as expenses amounting to $0.63 million during December 31, 2023 and change in the fair value of unsecured convertible note (Atalaya note) was $0.24 million during three months ended December 31, 2024 as compared to $1.73 million during the three months ended December 31, 2023. This decrease is partially offset by increase in the cost of issuance cost of November 2024 and December 2024 private placement offerings amounting to $ 2.87 million respectively and $0.53 million in accrued interest on a redeemable promissory note during the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Other borrowing cost has increased by $0.09 million during three months ended December 31, 2024 as compared to the same period ending December 31, 2023.

Finance costs were $6.13 million during the nine months ended December 31, 2024, as compared to $13.63 million during the nine months ended December 31, 2023, a decrease of $7.50 million, or 55%. This decrease is due to Non-cash expenses related to change in fair valuation of derivative financial instrument, preferred stock warrant were $3.47 million and $5.28 million respectively during nine months ended December 31, 2023, all of which was converted into equity at the close of deSPAC during the fiscal year ended on March 31,2024, one time discount on issuance of unsecured convertible note accounted as expenses amounting to $0.63 million during December 31, 2023, change in the fair value of Atalaya note resulted in $1.73 million expenses during the nine months ended December 31, 2023 as compared to the same being gain and accounted under other income during the nine months ended December 31, 2024. Additionally, note issue expenses reduced to Nil during the nine months ending December 31, 2024, as compared to $1.56 million incurred during the nine months ended December 31, 2023. This decrease has been partially offset by increase in the cost is primarily due to issuance cost on issuance of November 2024 and December 2024 private placement offerings amounting to $ 2.87 million, $2.00 million in accrued interest on a redeemable promissory note and $0.40 million increase in borrowing cost respectively during the three months ended December 31, 2024, compared to the three months ended December 31, 2023. This increase has been partially offset

Gain on troubled debt restructuring

	Three months ended December 31,				Nine months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Gain on troubled debt restructuring	$(124,299)	$-	$(124,299)	100%	$(476,746)	$-	$(476,746)	100%

Gain on troubled debt restructuring during the three months ended December 31, 2024, was $0.12 million vs Nil during the three months ended December 31, 2023.

Gain on troubled debt restructuring during the nine months ended December 31, 2024, was $0.48 million vs Nil during the nine months ended December 31, 2023.

Other (income) and expense, net

	Three months ended December 31,				Nine months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Other (income)/expense, net	$757,826	$(34,503,014)	$35,260,840	-102%	$(29,297)	$(10,377,735)	$10,348,438	-100%
Other (income) from related parties	$-	$(5,548)	$5,548	-100%	$-	$(11,224)	$11,224	-100%

Other Expense was $0.76 million during the three months ended December 31, 2024, versus other Income of $34.50 million during the three months ended December 31, 2023, a reduction of $35.26 million or 102% This reduction is due to elimination of non-cash gain on account of change in the fair value of convertible promissory note and SSCPN resulted in a net gain of $28.10 million during the three months ended December 31, 2023 as compared to Nil during the three months ended December 31, 2024 due to conversion of these instrument into equity at the close of deSPAC during the three months ended December 2023. Loss recognized on litigation settlement of $4.34 million during the three months ended December 31, 2024 as comparted to Nil during the three months ended December 31, 2023 was partially offset by the change in the fair value of derivative financial instruments resulted in a gain of $ 5.47 million during the three months ended December 31, 2024 as compared to gain of $6.57 million during the three months ended December 31, 2023, Further There was a loss on extinguishment of redeemable promissory notes amounting to $1.77 million during the three months ended December 31, 2024 as compared to Nil expenses recognized during the three months ended December 31, 2023.

Other Income was $0.03 million during the nine months ended December 31, 2024, versus other income of $10.38 million during the nine months ended December 31, 2023, a decrease of $10.35 million or 100%. This decrease is primarily due to elimination of non-cash gain on account of change in the fair value of convertible promissory note and SSCPN resulted in a net gain of $10.44 million during the nine months ended December 31, 2023 as compared to Nil during the nine months ended December 31, 2024 due to conversion of these instruments into equity at the close of deSPAC during the three months ended December 31, 2023. Loss recognized on litigation settlement of $4.34 million during the nine months ended December 31, 2024 as comparted to Nil during the nine months ended December 31, 2023 and $1.76 million Loss on extinguishment of redeemable promissory note during the nine months ended December 31, 2024 as compared to Nil during the nine months ended December 31, 2023 was partially offset by the change in the fair value of derivative financial instruments resulted in a gain of $ 5.47 million during the nine months ended December 31, 2024 as compared to the same being nil during the nine months ended December 31, 2023. Further there was a non-cash gain on account of change in the fair value of Atalaya note amounting to $0.73 million recorded during the nine months ended December 31, 2024 as compared to the same being cost to the company during the nine months ended December 31, 2023.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below.

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Gross profit/(loss)	$950,086	$328,381	$2,712,257	$(724,461)
Gross margin	39%	14%	39%	-9%
Contribution profit/(loss)	1,283,994	208,873	2,950,921	(1,080,363)
Contribution margin	52%	9%	43%	-14%
Net (loss) income	(7,922,063)	14,425,439	(13,805,617)	(26,757,978)
Adjusted EBITDA	(3,147,158)	(10,168,346)	(7,878,841)	(20,841,509)

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

We recorded a contribution profit of $1.28 million during the three months ended December 31, 2024, as compared to $0.21 million during the three months ended December 31, 2023. Our gross profit improved to $0.95 million during the three months ended December 31, 2024, versus a gross profit of $0.33 million during the three months ended December 31, 2023, which was driven by significant reductions in cost of revenue due to the overall improvements in Companywide operational efficiencies accomplished over the past few quarters. In addition, host incentives and marketing costs (excl. brand marketing) were significantly reduced to $0.03 million during the three months ended December 31, 2024, versus $0.63 million during the same period in 2023, which further contributed to the Company achieving higher contribution profit as compared to contribution profit in the previous comparable period.

We recorded a contribution profit of $2.95 million during the nine months ended December 31, 2024, versus a contribution loss of $1.08 million during the nine months ended December 31, 2023. Our gross profit improved to $2.71 million during the nine months ended December 31, 2024, versus a gross loss of $0.72 million during the nine months ended December 31, 2023, which was driven by significant reductions in cost of revenue due to the overall improvements in Companywide operational efficiencies accomplished over the past few quarters. In addition, host incentives and marketing costs (excl. brand marketing) were significantly reduced to $0.62 million during the nine months ended December 31, 2024, versus $2.10 million during the same period in 2023, which further contributed to the Company achieving contribution profit as compared to contribution loss in the previous comparable period.

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

The following tables present reconciliations of gross profit/(loss) to contribution profit/(loss) and gross margin to contribution margin for each of the periods indicated:

Contribution Profit/(Loss)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net revenue	$2,449,368	$2,421,438	$6,937,250	$7,717,064
Cost of revenue	1,499,282	2,093,057	4,224,993	8,441,525
Gross Profit/(loss)	950,086	328,381	2,712,257	(724,461)
Add: Depreciation and amortization in COR	73,683	205,260	222,862	624,630
Add: Stock-based compensation in COR	-	51,848	-	134,883
Add: Overhead costs in COR (rent, software support, insurance, travel)	286,639	249,651	636,960	988,946
Less: Host Incentives and Marketing costs (excl. brand marketing)	26,414	626,267	621,158	2,104,360
Less: Host incentives	32,800	73,216	110,664	348,261
Less: Marketing costs (excl. brand marketing)	(6,386)	553,051	510,494	1,756,099
Contribution Profit / (Loss)	1,283,994	208,873	2,950,921	(1,080,363)
Contribution margin	52%	9%	43%	-14%

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

Our adjusted EBITDA loss has reduced to $3.15 million during the three months ended December 31, 2024, as compared to an adjusted EBITDA loss of $10.17 million during the three months ended December 31, 2023.

Our adjusted EBITDA loss has reduced to $7.88 million during the nine months ended December 31, 2024, as compared to an adjusted EBITDA loss of $20.84 million during the nine months ended December 31, 2023.

This improvement is a result of broad-based cost reduction and optimization initiatives that reduced our cost of revenue, technology and development costs, sales and marketing costs, and general and administrative costs (as described above) during the three and nine months ended December 31, 2024, as compared to the same period in 2023.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, Net (Loss) / Income:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net (Loss) / Income	$(7,922,063)	$14,425,439	$(13,805,617)	$(26,757,978)
Add/ (deduct)
Stock-based compensation	-	1,265,828	-	1,883,733
Depreciation and amortization	90,522	244,053	305,658	754,660
Finance costs	4,050,856	8,392,470	6,127,161	13,628,832
Finance costs to related parties	-	12,426	-	38,203
Other (income)/expense, net	757,826	(34,503,014)	(29,297)	(10,377,735)
Other income from related parties	-	(5,548)	-	(11,224)
Gain on troubled debt restructuring	(124,299)	-	(476,746)	-
Adjusted EBITDA	$(3,147,158)	$(10,168,346)	$(7,878,841)	$(20,841,509)

Liquidity and Capital Resources

During the nine months ended December 31, 2024, and 2023 respectively, we generated negative cash flows from operations of $5.04 million and $8.54 million, respectively, reflecting greater operating cost efficiencies and reduced overhead expenditures in 2024. The Company incurred a net loss of $13.80 million and $26.76 million during the nine months ended December 31, 2024, and 2023, respectively, and the accumulated deficit amounts to $321.36 million and $300.03 million as of December 31, 2024, and 2023, respectively.

As of December 31, 2024, our cash and cash equivalents totaled $4.40 million, consisting of cash on hand, fixed deposits, and other bank balances.

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

Debentures and Other Borrowings from Financial Institutions

We have obtained loan facilities from various financial institutions during earlier time periods, which remained outstanding as of December 31, 2024.

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

Issue of Redeemable Promissory Note

On June 18, 2024 , the Company entered into a Securities Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes and warrants to purchase up to an aggregate of 1,267,728 shares (52,966,102 shares prior to Reverse Stock Split) of Company Common Stock for gross proceeds of $3,000,000. The closing occurred on June 20, 2024. Out of the proceeds of November 7th Placement, this note has been repaid along with accrued interest.

Private Placement of Equity and Warrants

On November 7, 2024, the Company sold (i) 1,302,850 Common Units, each consisting of one share of common stock, two Series A Warrants and maximum number of Series B Warrants as mentioned in the agreement, and (ii) 835,000 Pre-Funded Units, each consisting of one Pre-Funded Warrant, two Series A Warrants, and maximum number of Series B Warrants as mentioned in the agreement, through the placement agent (collectively referred to “November 2024 Offering”) for a value of $9.15 million). The Company paid $3.80 million from these net proceeds towards the outstanding Redeemable Promissory Notes. Further, there is a holdback of $0.2 million from the remaining proceeds for indemnification of the placement agent in the financing.

On December 24, 2024, the Company sold (i) 3,095,925 Common Units, each consisting of one share of common stock, Series A Warrants and maximum number of Series B Warrants as mentioned in the agreement, and (ii) 835,000 Pre-Funded Units, each consisting of one Pre-Funded Warrant, Series A Warrants and maximum number of Series B Warrants as mentioned in the agreement, through the placement agent (collectively referred to “December 2024 Offering”) for a value of $5.48 million.

On January 31, 2025, the Company entered into a securities purchase agreement with certain additional accredited investors, for the second closing of the December 2024 Offering (the “Second Closing”). In connection with the second closing, the Company has issued 1,049,796 shares of common stock of the Company, Pre-funded warrants issued to certain investors, at their option, exercisable for an aggregate of up to 872,000 shares of Common Stock, Series A Warrants to initially purchase up to an aggregate of 4,804,491 shares of Common Stock and Series B Warrants to purchase initially no shares of Common Stock and then up to such number of shares of Common Stock, as determined on the Reset Date for an aggregate investment of $3 million. The Securities were offered at a price of $1.56. However, out of the $ 3 million aggregate investments, the Company did not receive any cash proceeds with respect to Securities with a subscription price of $1.56 million, as those Securities were issued in consideration for the settlement of litigation with Randall Yanker. Hence, the Company raised gross proceeds of $1.44 million and net proceeds of $1.25 million after deduction of offering expenses amounting to $0.2 million.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain Hosts and Guests, and the scope of future sales and marketing activities.

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that based on multiple rounds of funding raised by the Company as detailed above under the section titled as “Private Placement of Equity and Warrants”, while this financing resulted in the payment of certain outstanding indebtedness, the Company will still need to raise additional capital imminently in order to have sufficient capital. The Company believes that current cash and cash equivalents will allow the Company to continue operations through December 31, 2025, assuming that the Company makes no further payments on its currently outstanding indebtedness and only pays current operating accruals. The Company was advised by its largest investor and director that he would no longer commit to continuing his support to the Company in the event that any liquidity requirements arise in the future.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months ended Dec 31,
Statements of Cash Flows Data:	2024	2023
Net cash used in provided by operating activities	$(5,043,721)	$(8,542,144)
Net cash flows generated from investing activities	463,556	(62,010)
Net cash generated from financing activities	7,698,030	11,204,424
Effect of foreign exchange on cash and cash equivalents.	(16,636)	(168,160)
Net decrease in cash and cash equivalents	3,117,865	2,600,270

Operating Activities

Net cash used in operating activities was $5.04 million and $8.54 million for the nine months ended December 31, 2024, and December 31, 2023, respectively. The major drivers contributing to the decrease of $3.50 million during the current nine months compared to previous nine months period included the following:

1.	Decrease in net loss of $8.18 million after adjustments for non-cash items. These adjustments include fair value changes in financial instruments, SSCPN issue expense, stock-based employee compensation, issuance cost towards November and December 2024 offering, note issue expenses, gain on trouble restructuring, Interest expenses on redeemable promissory note and finance leases, depreciation and amortization of long-lived assets and intangibles assets, discount on issuance of common stock and warrants, among others.

2.	Net decrease in working capital of $4.68 million was a result of improved working capital management during the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023.

Investing Activities

Net cash generated from investing activities totaled $0.46 million for the nine months ended December 31, 2024, as compared to Net cash used for investing activities totaled $0.06 million during the same period in 2023. The increase in cash generated during the nine months ended December 31, 2024, is largely attributable to receipt of proceeds from maturity of investment in fixed deposits during the current nine months as compared use of proceeds to investment in fixed deposits during the nine months ended December 31,2023.

Financing Activities

Net cash generated from financing activities totaled $7.70 million and $11.20 million during the nine months ended December 31, 2024, and December 31, 2023, respectively. The Company received proceeds from issue of redeemable promissory notes $3.00 million out of which note issuance expenses of $0.49 million has been paid, issuance of equity and warrants amounting to $14.63 million out of which $2.18 million paid in relation to issuance expenses of equity and warrants, and repayment of redeemable promissory note of  $3.80 million, debt repayments and principal payment of finance lease obligations totaled to $3.46 million during the nine months ended December 31, 2024 as compared to proceeds from the issuance of Senior Subordinated convertible promissory note of $13.18 million which was partly offset by note issuance cost, debt repayments and principal payment of finance lease obligations totaled to $1.37 million, during the nine months ended December 31, 2023. As the Company’s cash position decreased, critical payments and debt repayments were not being made in the ordinary course of business.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business.

Below is a table that shows our contractual lease obligations as of December 31, 2024:

	December 31, 2024
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases
2025	$80,245	$4,817,953
2026	336,564	73,401
2027	352,926	0
2028	370,106	0
2029	388,144	0
Total Lease Payments	1,527,985	4,891,354
Less : Imputed Interest	367,794	875,662
Total Lease Liabilities	$1,160,191	$4,015,692

Borrowings

The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a material penalty are not included in the table above.

As at	December 31, 2024
Current
- from NBFCs
- Mahindra & Mahindra Financial Services Limited	$538,695
- TATA Motors Finance Limited	1,921,963
- Kotak Mahindra Financial Services Limited	342,417
- Orix Leasing and Financial Services India LTD	83,327
- Clix Finance India Private Limited	86,790
$2,973,192

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

(A)	Claims filed by customers and third-parties not acknowledged as liability amounted to $4,075,587 and $4,565,949 as at December 31, 2024 and March 31, 2024, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip ; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle ; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company , the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B)	The Company has received various orders and show cause notices from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $15,934,836 (March 31, 2024: $7,984,418). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of December 31, 2024, and March 31, 2024.

(C)	In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $396,457 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

(D)	On January 30, 2024, the Company received a statement of arbitration claims involving warrant holders seeking damages of at least $10,000,000 purportedly arising from the alleged breaches of certain agreements between the Company and warrant holders. Additionally, the Claim requests additional amounts for attorneys’ fees and costs, as well as an order of rescission regarding the issuance of certain allegedly wrongfully dilutive shares of the Company’s stock issued in connection with the business combination or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Zoomcar common stock to the warrant holders. The Court denied the temporary injunctive relief and passed an order to prevent issuance of securities to insiders and allowing Claimants to attach Company’s assets up to $3,500,000 if, and only if, located in New York. No further action has been taken as JAMS arbitration panel is yet to be appointed. The claimants have filed a case in New York County Supreme Court for seeking relief in aid of the arbitration claim to secure potential recovery. On June 18, 2024, the parties agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025. Zoomcar is examining its legal options with respect to the Claim and the Court action. The Company believes that the claims are baseless and there was no breach of agreements as alleged.

(E)	The Company received a notice from Nasdaq on November 6, 2024 stating that the Company has still not regained compliance with the Rule 5450 (b)(2)(A). Accordingly, its securities will be delisted from The Nasdaq Global Market. In that regard, unless the Company requests an appeal of Staff’s determination to a Hearings Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, trading of the Company’s common stock and warrants will be suspended at the opening of business on November 15, 2024 and the Company’s securities will be removed from listing and registration on The Nasdaq Stock Market. Furthermore, on October 29, 2024, the Staff notified the Company that it did not comply with Listing Rule 5450(b)(1)(B), which requires that the Company’s ordinary shares maintain a minimum of 1,100,000 publicly held shares for continued listing. This matter serves as a separate and additional basis for delisting.

As of date the Company has regained compliance with the minimum 1.1 million publicly held shares requirement in Listing Rule 5450(b)(1)(B).

The Company requested a hearing before a Nasdaq Hearings Panel seeking an extension to comply with the requirements of Rule 5450(b)(2)(A). The Panel has granted an extension to comply with the requirements of the said rule until March 31, 2025.

(F)	On November 1, 2024, Gregory Moran, a former employee of Zoomcar India, has filed a case with the Superior Court, Delaware, challenging his termination without a cause or a sufficient notice, claiming $100,000 payment that was agreed to be paid on the 6 month anniversary of the effective date of closing of the SPAC transaction along with a 8% fully diluted equity interest in Zoomcar Holdings, Inc., non-payment of “vacation” valued at approximately $30,000, leave encashment of approximately $42,000, $96,000 entitled to him for severance pay and gratuity as per India’s Payment of Gratuity Act, 1972. Additionally, he has claimed 210,520 stock units already existing, fully vested. The Company filed a motion to dismiss the matter on November 27, 2024. On January 7, 2025, the Company subsequently filed the opening brief in support of the motion to dismiss filed on November 27, 2024.

(G)	On November 7, 2024, the Company received a notice from ACM Zoomcar Convert LLC (“ACM”) regarding a breach of obligations under the Unsecured Convertible Note executed on December 28, 2023. The Company had defaulted on its payment obligations to ACM on June 25, 2024, resulting in the entire outstanding amount becoming payable on demand. ACM has initiated litigation with the Court to recover the principal amount of $5,656,087, unpaid interest of $341,746, and interest at the contractual rate until the date of judgment. The Company has filed an opposition to the claim and is currently awaiting the Court’s decision.

(H)	Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2022 tax returns.

As at December 31, 2024, tax returns for years ended March 31, 2020 and onward remain subject to examination by tax authorities in India. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.

The Company received an order for fiscal year 2015-16 in relation to non-deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $125,660 (March 31, 2024: $129,027). Penalty of $125,660 has been claimed but the proceedings are kept under abeyance until the above order is disposed off.

The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position as at December 31, 2024 and March 31, 2024, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

(I)	The Company entered into a placement agent agreement with Aegis Capital Corp. (‘Aegis’) dated November 5, 2024 wherein Aegis will act as the placement agent in connection with the November 2024 and December 2024 offering. Along with a cash fee payable and warrants issuable to Aegis as a placement agent commission, Aegis is also entitled to a fee of 5% of the gross proceeds from cash exercise of any Series A warrants issued in the November 2024 and December 2024 offering, payable upon exercise.

The Company has not recognized a provision for such fee payable in the books as the Company believes that the exercise of warrants is not probable as of December 31, 2024. The Company will record the fee in the books in the period in which the warrants will be exercised.

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

Redeemable Promissory Notes

During the nine months ended December 31, 2024, the Company has issued Redeemable Promissory Notes which are repayable at the principal value on maturity date and has been accounted for under ASC 470-10. The Company issued these Redeemable Promissory notes on discount and incurred expenses on issue of the Redeemable Promissory Notes. As per ASC 835, the discount and the expenses incurred on issue of the Redeemable Promissory Notes have been amortized over the period of the Redeemable Promissory note on a straight-line basis. The Redeemable Promissory Notes liabilities have been presented net off the discount and issue expenses.

Debt Issuance costs

Debt issuance costs consist primarily of arrangement fees paid to Placement agent, professional fees, and legal fees. These costs are netted off with the related debt and are being amortized to interest expense over the term of the related.

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

(a)	Warrants issued towards the November 2024 and December 2024 offering:

During the nine months ended December 31, 2024, the Company issued shares of Common Stock, pre-funded, Series A and Series B warrants in the November 2024 and December 2024 offering (Refer to Note 22) and as consideration to the placement agents for the issuance. The Common stock and pre-funded warrants were classified as equity in accordance with ASC 815-40 since all the conditions required for equity classification are met. The Series A warrants and Series B warrants were classified as derivative financial instruments in accordance with ASC 815-10-15-83 since they contain an underlying, can only be net settled and required no initial net investment. Accordingly, the derivative instruments were measured at fair value and subsequently revalued at each reporting date. Upon issuance of these instruments, the Company had applied the with and without method and allocated a portion of the proceeds from the issuance to the Series A and Series B warrants based on the fair values of these warrants at initial measurement. The remaining proceeds were then allocated between the Common Stock and the pre-funded warrants using the relative fair value method.

(b)	Warrants issued along with Redeemable Promissory Note:

During the nine months ended December 31, 2024, the Company issued warrants along with Redeemable Promissory Note and as consideration to the placement agent for the issuance of the Redeemable Promissory Note.

These warrants were classified as equity in accordance with ASC 815-40 since all the conditions required for equity classification are met. Upon issuance of the warrants, the Company had allocated a portion of the proceeds from the issuance of its Redeemable Promissory Note to the warrant based on the relative fair values of warrants and Redeemable Promissory Note in accordance with ASC 820.

(c)	Warrants issued along with SSCPN and to placement agent (‘Derivative financial instrument’):

During the year ended March 31, 2024, the Company issued warrants along with Senior Subordinated Convertible Promissory Note (“SSCPN)” and as consideration to the placement agent for the issuance of SSCPN.

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

(d)	Warrants issued to preferred stockholders:

Before the date of reverse recapitalization, the Company had warrants issued to preferred stockholders convertible into shares of preferred stock and common stock which were issued during the year ended March 31, 2022, and were classified as liabilities and equity respectively.

Each unit issued by the Company consisted of one share of Series E preferred stock and a warrant which entitled the holder to purchase one share of common stock of the Company on the satisfaction of certain conditions. Warrants were also issued to the placement agent of the Series E and Series E1 which included the following two categories: a) warrants to purchase common stock of the company; and b) warrants to purchase Series E and Series E1 shares.

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

Remediation Plans

We have commenced measures to remediate the identified material weaknesses, including:

(i)	The Company designed and implemented process for identification, monitoring and regulatory compliance of transactions involving related parties. The Company’s process includes rolling out related party transaction questionnaires quarterly to the identified related parties. The management intends to continue to take steps and monitor the progress of the internal controls implemented.

(ii)	Significant reduction in the number of complex financial instruments post the reverse recapitalization. The management actively engages with valuation experts to communicate the underlying assumptions and terms of the financial instruments. The management intends to continue to monitor the progress of the internal controls implemented.

(iii)	Developing financial reporting manuals including Standard Operating Procedures for financial statement closure process to ensure compliance with US GAAP and SEC reporting requirements and monitoring controls over financial statement closure process.

(iv)	The Management is working on hiring, training and retention of inhouse resources with requisite US GAAP knowledge. The management has also engaged external accounting professionals and developing process for sufficient managements reviews.

(v)	The Management is currently working on developing accounting manuals, policies, and standard operating procedures in consultation with external consultants.

(vi)	The management is in the process of developing ITGC policies and procedures to address identified deficiencies, ensuring controls are designed and operating effectively. This will include establishing monitoring mechanisms to regularly evaluate and test the effectiveness of ITGC, including access controls, change management, and data integrity validation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, we are not currently subject to any material claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory disputes and proceedings (collectively, “Legal Proceedings”) and we are not subject to any pending Legal Proceedings in any of the jurisdictions where we operate other than in India. We have received communications relating to certain legal proceedings, as described in below under the following Risk Factor titles:

A)	“Risk Factors — A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested”;

B)	“Risk-Factor - The founder and former CEO of the Company has initiated a civil complaint against the Company contesting the reasons for his termination and has raised certain other claims with regards to his ownership of the Company and compensation for termination of his employment.”

C)	“Risk Factors- ACM has filed a notice of motion for summary judgement in lieu of complaint against Zoomcar in New York courts for payment of amounts due under the Note pursuant to breach of the terms of a note

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

On August 4, 2023, a former consultant (Mr. Randall Yanker) to Zoomcar filed a complaint against Zoomcar in the United States District Court for the Southern District of New York. The complaint contains breach and anticipatory breach of contract claims arising from a letter agreement, effective as of May 2020, between Zoomcar and the former consultant, which engagement letter was terminated by Zoomcar in January 2022. The plaintiff alleges that the terms of the engagement letter entitle him to cash and warrants to purchase Zoomcar shares in relation to prior Zoomcar transactions and upon consummation of the proposed Business Combination. The complaint seeks declaratory relief affirming the plaintiff’s alleged continuing right to receive compensation from Zoomcar under the engagement letter, together with attorneys’ fees, costs, and interests, as well as punitive damages. A motion to dismiss filed by the Company has been denied vide the orders passed on October 9 and October 16, 2024. Subsequently the Company has filed its response to the allegations levelled in the complaint. Subsequently on February 4, 2025, the parties executed a settlement agreement wherein the Company agreed to issue to Mr. Randall Yanker and/or his designees an aggregate of (i) 1,000,000 Shares and/or Pre-Funded Warrants, (ii) Series A Warrants to initially purchase up to an aggregate of 2,500,000 shares of Common Stock, subject to certain adjustments, and (iii) Series B Warrants (all of the warrants collectively referred to as “Units”), in connection with Reg D Private Placement(defined elsewhere in this Form on 10-Q) post which Mr. Randall Yanker shall withdraw the said complaint.

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

On September 26, 2024, we received a copy of a complaint filed with the United States District Court for the District of Delaware wherein our founder and former CEO Mr. Moran has challenged the Company’s termination of his employment for cause, effective as of June 18, 2024,. Mr. Moran has contested the facts leading up to the grounds on which his termination was based and has also claimed that this alleged wrongful termination has also deprived him of his vested right to 8% of the Company’s outstanding equity that he claims was owed to him under his Employment Agreement. He has also claimed that in connection with his termination he is entitled to the payment of certain amounts for unused paid leave during his employment with Zoomcar, along with certain bonuses he claims to be owed under the terms of his Employment Agreement, as well as severance equal to one year’s base salary. Zoomcar believes that the Mr. Moran’s employment, for cause, was properly terminated in accordance with the terms of his Employment Agreement As of October 31, 2024, the suit has been dismissed on account of Mr. Moran’s intention to refile the case in Delaware Superior Court. Mr. Moran refiled his lawsuit in the Superior Court of the State of Delaware on November 1, 2024. On 27 November 2024, the Company has filed a motion to dismiss certain of the causes of action for failure to state a cause of action, and the briefing on that motion was filed on 7 January 2025. Even if the Company prevails on the motion, there will still be remaining count of breach of contract the Company will be required to defend.

The Company received two default notices from ACM. The first notice was issued on May 22, 2024 which stated that the Company is in default of the terms of the Unsecured Convertible Note issued to ACM on December 28, 2023, since the Company had entered into an equity line arrangement with White Lion Capital LLC, a variable rate transaction, without the prior consent of ACM. Further, on June 25, 2024, the Company received the second notice of default from ACM stating that the Company has incurred indebtedness in the form of $3,600,000 in principal amount of notes in a transaction involving Aegis Capital Corp. acting as the placement agent, prior to which, the consent of ACM was not obtained. As per the terms of the ACM note, in the event of any default, all accrued but unpaid interest plus liquidated damages and other amounts thereof, shall become immediately due and payable in cash. Subsequently on November 7, 2024, ACM filed a notice of motion for summary judgement in in lieu of complaint against Zoomcar in New York for payment of $5,997,832.72 due under the ACM note and related legal expenses, pursuant to breach of the terms of the note. On December 6, 2024, the court allowed adjournment of the return date of motion from December 24, 2024 to January 24, 2025, with the Company’s opposition due by January 14, 2025 and plaintiff’s reply by January 23, 2025. The Company has filed its opposition on January 14, 2025. On January 23, 2025, the attorneys for ACM sent a letter to the New York County Supreme Court Justice requesting a stay or adjournment for 30 days for the completion of settlement paperwork, in connection with a settlement in principle by the parties.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” immediately following this risk factors summary, which represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Common Stock or Public Warrants and result in a loss of all or a portion of your investment:

●	Our current business model’s limited operating history and financial results make our future results, prospects, and the risks we may encounter difficult to predict.

●	We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise additional funds imminently to finance operations and as a result there is substantial doubt about our ability to continue as a going concern;

●	Certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations;

●	Our operating and financial forecasts are subject to various known and unknown contingencies and factors outside of our control and may not prove accurate, and we may not achieve results consistent with management’s expectations;

●	If we do not retain existing Hosts, or attract and maintain new Hosts, or if Hosts fail to provide an adequate supply of high-quality vehicles, our business, financial condition, and results of operations may be negatively impacted;

●	If we fail to retain existing Guests, or attract and maintain new Guests, our business, financial condition, and results of operations may be negatively impacted;

●	If we are unable to introduce new or upgraded platform features that Hosts or Guests recognize as valuable, we may fail to retain and attract such users to our platform and our operating results would be adversely affected;

●	The market for online platforms for peer-to-peer car sharing is relatively new, competitive, and rapidly evolving. If we fail to successfully adapt to developments in our market, or if peer-to-peer car sharing online platforms do not achieve general acceptance, it could adversely affect our business, financial condition, and operating results;

●	We require additional capital to support current operations and will require additional capital to support the growth of our business, which may not be available on terms acceptable to us, or at all;

●	Our success depends upon our ability to maintain favorable customer reviews and ratings, and if our reputation suffers, our business, financial condition and operating results may be adversely affected;

●	Maintaining and enhancing our brand and reputation is critical to our business prospects. While we have taken significant steps to build and improve our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer;

●	Breaches and other types of security incidents of our networks or systems, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing Hosts and Guests and attract new Hosts and Guests, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects.

●	Our business depends on attracting and retaining capable management, technology development and operating personnel;

●	We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures;

●	We are in the process of remediating identified material weaknesses in our internal controls and if we fail to remediate these weaknesses or if we experience additional material weakness in the future, or otherwise fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies, which may adversely affect investor confidence in the Company and the market price of our stock;

●	Geographic areas in which Zoomcar operates and plans to operate in the future have been and may continue to be subject to political and economic instability;

●	We may incur liability for the activities of Hosts or Guests which could harm our reputation, increase our operating costs, and adversely affect our business, financial condition, and operating results. ;

●	Our business operations may result in losses for which we are not insured;

●	The requirements of being a public company may strain our resources, divert our management’s attention, and affect our ability to attract and retain qualified independent board members;

●	There can be no assurance that we will continue to be able to comply with the continued listing standards of Nasdaq ;

●	We are an Emerging Growth Company, making comparisons to non-Emerging Growth companies difficult or impossible;

●	Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including triggering the most favored nation features of our Convertible Notes and the anti-dilution protection in the warrants issued in June 2024, November 2024 and at the First Closing. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock;.

●	We have issued a significant number of options and warrants and exercise of these securities and the sale of the shares of Common Stock issuable thereunder (along with the issuance of any similar securities in the future)will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock;

●	Future sales , or the perception of future sales, by us or our stockholders in the public market could cause the market price for the Common Stock to decline;

●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition; and

●	Natural disasters, including and not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.

Risks related to our Business and Operations

Our current business model’s limited operating history and financial results make our future results, prospects, and the risks we may encounter difficult to predict.

Although Zoomcar commenced operating in 2013, we have recently transitioned from a prior business model to our current business model, consisting of our asset-light online platform for peer-to-peer car sharing. As a result of this transition, certain components of our financial statements have experienced variation, and our operating history may not be indicative of our future growth or financial results. The limited history of our current business model makes predicting our future operating and other results difficult, if not impossible, and there is no assurance that we will be able to grow our revenues in future periods. Our results of operations are impacted by a number of factors, some of which are beyond our control, and we may suffer adverse impacts to our further development as a result of circumstances which include decreasing customer demand, increasing competition, declining growth of the car sharing industry in general, insufficient supply of vehicles on our platform, or changes in government policies or general economic conditions. We will continue to develop and improve the features, functions, technologies, and other offerings on our platform to increase our Guest and Host bases and volume of bookings on our platform. However, the execution of our business plan is subject to uncertainty and bookings may not grow at the rate we expect. If our growth rates decline, investors’ perceptions of our business and prospects may be adversely affected and the market price of our Common Stock could decline.

Existing and potential holders of our securities should also consider the risks and uncertainties that a company with a limited history, such as ours, will face in the evolving personal mobility solutions market. In particular, there can be no assurance that we will:

●	successfully execute on our business plan, particularly in light of our current liquidity and capital resources;

●	facilitate sufficient bookings to become profitable in the near-term if at all;

●	attract increasing numbers of Hosts and Guests within our current market and future potential additional markets;

●	increase penetration within our current markets through continued improvements in vehicle density, platform features and strategic marketing efforts;

●	enable us to successfully execute our business plans;

●	enhance our brand recognition and awareness;

●	acquire new Hosts and Guests by increasing our market penetration with deeper market coverage;

●	develop new platform functionality and features that enhance our ability to retain Guests and Hosts;

●	develop, improve, or innovate our proprietary technology that allows for a sustainable competitive advantage;

●	attract, retain, and manage a sufficient staff of management and technology personnel; or

●	respond effectively to competitive pressures.

We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise additional funds imminently to finance operations and as a result there is substantial doubt about our ability to continue as a going concern.

We have a history of operating losses and expect to continue incurring operating losses in the foreseeable future as we continue to develop our current business model and enhance our platform offerings. We also have indebtedness that is in default in excess of our current capital resources (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Form 10-Q for the quarter ended December 31, 2024). On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 1,267,728 shares of Common Stock (which takes into account an adjustment following the Company’s Share Combination Event that was effective on October 22, 2024) (the “June Warrants”) for gross proceeds of $3,000,000.

Further, on November 7, 2024, the Company closed the November 7 Placement for gross proceeds of $9.15 million (including $2.5 million of which was provided by one of the Company’s directors) (before deduction of fees to the placement agent and other offering expenses payable by the Company). The Placement Agent in this offering acted as exclusive placement agent in the November 7 Placement. At closing of the November 7 Placement, the Company issued an aggregate of 2,137,850 units at a price of $4.28 per unit, each unit consisting of one share of Common Stock (or pre-funded warrant in lieu thereof), two November Series A Warrants (as hereinafter defined) each to purchase one share of Common Stock and a November Series B Warrant (as hereinafter defined) to purchase such number of shares of Common Stock, as determined on the November Reset Date. As a result of the November 7 Placement, the Company received $3.62 million of cash and cash equivalents after giving effect to offering fees and expenses, the payment of $3.8 million to the holders of the Company’s June 2024 notes and a holdback of $0.2 million for indemnification of the Placement Agent as described in more detail herein. The Company believes that current cash and cash equivalents will allow the Company to continue operations through December 31, 2024, assuming that the Company makes partial payments on its currently outstanding indebtedness and future accruals, however there can be no assurance that this will be the case. Even if our current cash position supports operations through the end of December 2024, we cannot assure that this cash will be sufficient in the longer run and we will be required to obtain a further infusion of cash funds to support our operations or address the indebtedness..

Further, on December 24, 2024, the Company held the First Closing for gross proceeds of $5,484,843 (including $50,000 of which was provided by the Company’s Chief Executive Officer and $300,000 of which was provided by a consultant to the Company) (before deduction of fees to the placement agent and other offering expenses payable by the Company). The Placement Agent in this offering acted as exclusive placement agent at the First Closing. At the First Closing, the Company issued an aggregate of (i) 3,095,925 shares of Common Stock (ii) Pre-Funded Warrants issued to certain of the investors, at their option, exercisable for an aggregate of up to 420,000 shares of Common Stock, to the extent that the issuance of shares of Common Stock would cause such Investors to beneficially own more than 4.99% or 9.99% of the shares of Common Stock outstanding. Also issued along with the shares of Common Stock and/or the Pre-Funded Warrants were (x) Series A Warrants to initially purchase up to an aggregate of 8,680,443 shares of Common Stock, subject to certain adjustments and (y) Series B Warrants to initially purchase no shares of Common Stock, subject to certain adjustments as provided in the Series B Warrants. As a result of the First Closing, the Company received $4,786,963 of cash and cash equivalents after giving effect to offering fees and expenses. The Company believes that current cash and cash equivalents will allow the Company to continue operations through December 2025, assuming that the Company makes no payments on its currently outstanding indebtedness and only pays current operating accruals, however there can be no assurance that this will be the case. Even if our current cash position supports operations through December 2025, we cannot assure that this cash will be sufficient in the longer run and we will be required to obtain a further infusion of cash funds to support our operations or address the indebtedness, including through this offering. The Company will still need to seek financing for the purpose of raising additional funds to be able to meet its obligations and so that there will no longer be substantial doubt about its ability to continue as a going concern. However, there is no assurance that the Company will be able to raise any such financing or, even if it does, that it will be sufficient for it to meet its obligations or continue as a going concern.

The Company as of date of this filing has $4.40 million of cash and cash equivalents

Accordingly, we believe that additional funds will be imminently required to support current operations and, in the long term, the growth of our business.. Our operations have consumed substantial amounts of cash, and we have incurred operating losses since we began operating in 2013. While our cash consumption has been reduced following our business transition from short-term rental of vehicles owned by or leased to Zoomcar to an online platform for peer-to-peer car sharing, we have consumed significant amounts of cash in effecting such transition in terms of technology and platform innovation, and our cash consumption has varied over time. Our cash needs will depend on numerous factors, including our revenues, upgrade and innovation of our peer-to-peer car sharing platform, customer and market acceptance and use of our platform, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations, continued improvement, upgrading or innovation of our platform, and expand our international outreach. If we are unable to secure such additional financing, it will have a material adverse effect on our business, and we may have to limit operations in a manner inconsistent with our development.

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

The market for online platforms for peer-to-peer car sharing is relatively new and rapidly evolving. If we fail to successfully adapt to developments in our market, or if peer-to-peer car sharing online platforms do not achieve general acceptance, it could adversely affect our business, financial condition, and operating results.

In December , we transitioned to our current peer-to-peer cash sharing business model. The market for online peer-to-peer car sharing platforms is relatively new and unproven and the data and research available regarding the market or the industry may be limited and unreliable. It is uncertain whether the peer-to-peer car sharing market will continue to develop or if our platform will achieve and sustain a level of demand and market acceptance sufficient for us to generate meaningful revenue, net income, and cash flow. Our success will depend to a substantial extent on the willingness of Hosts and Guests to use our platform to identify car sharing opportunities. Some Hosts may be reluctant or unwilling to make their vehicles available for use on our platform because of concerns which may include, but are not limited to, potential decline in the value of their vehicle if listed on our platform, uncertainty of economic benefits from platform usage, ability to recover losses associated with lost or damaged property, compliance with our platform’s terms of use, data privacy and security concerns, or other reasons.

In addition, our success also requires utilization of our platform by Guests to book vehicles. Guests’ willingness to utilize our platform may depend, among other factors, on Guests’ belief in the ease-of-use, integrity, quality, availability, safety, cost-effectiveness, convenience and reliability of our platform and the vehicles listed by Hosts for bookings thereon. Any shift in Guest preferences in the markets in which we operate could have a material adverse effect on our business. Additionally, Guests may be reluctant or unwilling to use a platform requiring Guests to provide personally identifiable information, payment information and driver’s license details, or have their driving behaviors monitored during bookings. Further, Guests may be reluctant to book vehicles containing GPS-enabled tracking or monitoring devices accessible by Zoomcar, or to use our platform at all due to the perception of the use of such devices.

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

Our business model depends on our ability to retain and attract Guests to make bookings on our platform. There are a number of trends in and aspects of Guest preferences which have an impact on us and the car sharing industry as a whole. These include, among others, preferences for types of vehicles, convenience of online bookings, and monetary savings associated with car sharing and platform bookings relative to other possible transportation solutions. Any shift in Guest preferences, which are susceptible to change, in the markets in which we operate could have a material adverse effect on our business. For example, if the vehicles registered to our platform are not popular or of sufficient quality or are not available at locations convenient for Guests, Guests may lose interest in utilizing our platform. Additionally, if Guests find our platform not to be user-friendly or to lack functions that Guests expect from a car sharing or other online platform, Guests may decrease or stop using our platform. Our competitiveness therefore depends on our ability to predict and quickly adapt to Guest trends, exploiting profitable opportunities for platform development, innovation, and upgrades without alienating our existing Guest base or focusing excessive resources or attention on unprofitable or short-lived trends. If we are unable to respond on a timely and appropriate basis to changes in demand or Guest preferences, our business may be adversely affected.

Additionally, if we are unable to compete with other car sharing platforms and other mobility solutions in the market in which we operate, our bookings will decrease, and our financial results will be adversely affected. Guests desiring to book vehicles through our platform must pay booking fees, which include, among other fees, “upfront booking fees,” less any applicable discounts and credits, and “value added” or trip-protection fees payable at the time of a booking; other charges may also be incurred by Guests after a booking, such as trip cancellation fees, gasoline fees, late fees and other charges. Many of these fees are generated through our platform functions and some of the fees are selected by Guests from a range of options presented to them at the time of a booking. If our booking and trip-related fees are not competitive, or our platform functionality is not appealing or outdated, or negative reviews or publications are released in connection with our platform, Guests may stop or reduce their use of our platform, our business, results of operations, reputation, and financial condition may be adversely affected.

If we are unable to introduce new or upgraded platform features that Hosts or Guests recognize as valuable, we may fail to retain and attract such users to our platform and our operating results would be adversely affected.

To continue to retain and attract Hosts and Guests to our platform, we will need to continue to introduce new or upgraded features or product offerings, functions and technologies that add value for Hosts and Guests that differentiate us from our competitors. Developing and delivering these new or upgraded features, functions and technologies is costly, and the success of such features, functions and technologies depends on several factors, including the timely completion, introduction, and market acceptance of such features, functions, and technologies. Moreover, any such new or upgraded features, functions and technologies may not work as intended or may not provide intended value to Hosts and Guests. If we are unable to continue to develop new or upgraded features, functions, and technologies, or if Hosts and Guests do not perceive value in such new or upgraded features, functions and technologies, Hosts and Guests may choose not to use our platform, which would adversely affect our operating results.

We have made substantial investments to develop new or upgraded features, functions, and technologies, and we intend to continue investing significant resources in developing new technologies, tools, features, services and other platform offerings. If we are unable to attract/retain and pay qualified technical staff required to continue our platform feature development efforts, we may not realize the expected benefits of our developments.

There can be no assurance that the new developments will exist or be sustained at the levels that we expect, or that any of these new developments will gain sufficient traction or market acceptance to generate enough revenue to offset any new expenses or liabilities associated with these new investments. Our development efforts with respect to new features, functions and technologies on our platform could distract management from current operations and will divert capital and other resources from our more established functions and technologies. Even if we are successful in developing new features, functions, or technologies, or otherwise update or upgrade our platform, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully commercializing the new features, functions, technologies, updates, or upgrades of our platform. If we are unable to adapt in a cost-effective and timely manner in response to the changing market conditions or platform users’ preferences, either for technical, legal, financial, or other reasons, our business, financial condition, and results of operations may be materially and adversely affected.

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

Further, as a result of the consummation of the Business Combination, our expenses continue to increase substantially in connection with the actions and efforts we need to take for operating as a public company. Moreover, we expect our expenses to increase significantly in connection with our ongoing activities, including the continuing increase in our technological capabilities with respect to IoT, machine learning, and artificial intelligence. We do not currently have sufficient cash resources to operate our business beyond December 2025(assuming that we do not repay our outstanding indebtedness) and accordingly, will need to raise capital imminently to continue our operations and to fully execute our business plan. Additionally, circumstances could cause us to consume capital more rapidly than we currently anticipate and if our cash resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities or identify and secure additional sources of capital. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of capital and lending markets and governmental regulations in India. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, will severely restrict our liquidity as well as have a material adverse effect on our business, financial condition, and results of operations. In addition, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders. Additionally, fundraising efforts may divert our management from its day-to-day duties and activities, which may affect our ability to execute our business plan. If we do not raise additional capital imminently to continue operations in the short term or otherwise when required or in sufficient amounts and on acceptable terms, we may need to:

●	significantly delay, scale back or discontinue certain business initiatives, such as our international expansion;

●	significantly delay key investments in IoT, advanced computer vision, machine learning and related artificial intelligence technology; or

●	significantly delay our consumer brand-building initiatives, thereby delaying our broader expansion.

Our future funding requirements, both short-term and long-term, depend on many factors, including but not limited to:

●	our ability to successfully scale our business within the market in which we currently operate, including by increasing the number and quality of Host vehicles and attracting and retaining more Guests to use our platform to meet a broader variety of mobility needs;

●	our ability to successfully expand into additional emerging markets as opportunities to grow our operations become available to us;

●	the pace of technological development in core focus areas such as IoT, computer vision, machine learning, and artificial intelligence;

●	the cost to establish, maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in preparing, filing, prosecution, defense, and enforcement of any intellectual property rights;

●	the effect of competing technological and market developments; and

●	market acceptance of our platform and the functionality it provides to facilitate peer-to-peer car sharing.

If lack of available capital prevents us from proceeding with the execution of our business plan, our ability to become profitable will be compromised and our business will be materially affected.

Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including triggering the most favored nation features of our Convertible Notes and the anti-dilution protection in the warrants issued in June 2024, November 2024 and at the First Closing. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

We will finance our immediate cash needs (and expect to finance our future cash needs until we become profitable, if ever) through equity offerings, debt financings or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, and licensing arrangements. We will require substantial funding to fund our business. Investors in the Zoomcar 2023 Private Financing (“Financing Investors”) received most favored nation exchange right provisions (the “MFN Noteholder Rights”) with respect to their convertible notes (“Convertible Notes”), and such provisions may have survived the closing of that offering. Additionally, in June 2024 we issued warrants that contain an “alternative cashless exercise” provision which gives the warrant holder the right to exchange the warrant on a one-for-one basis for shares of Common Stock at any time that the warrant is exercisable without any cash payment and without regard to the then market price of the Company’s Common Stock or exercise price of the warrant, many of which warrants have already been exercised pursuant to the “alternative cashless exercise” provision. In addition, the June Warrants, the November Series A Warrants and the Series A Warrants issued at the First Closing include a provision that resets the warrant exercise price with a proportionate adjustment to the number of shares underlying the warrant in the event of a reverse split of the Company’s Common Stock at any time between the issuance date and the three-year anniversary of the issuance date (a “Share Combination Event”). In the event of a Share Combination Event, the exercise price of the warrants will be reset to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price (VWAP) during the period commencing five trading days immediately after the date the Company effects a reverse stock split, subject to a floor price of $2.832 for the June Warrants, $0.806 for the November Series A Warrants and $0.312 for the Series A Warrants issued at the First Closing (as may be adjusted in the future for any stock dividend, stock split, stock combination, reclassification or similar transaction, the “Floor Price”). The June Warrants, the November Series A Warrants and the Series A Warrants issued at the First closing are also subject to full ratchet anti-dilution protection for any issuances of Company securities (other than certain excluded issuances) at a price or effective price that is less than the then current exercise price of the warrants following the issuance date. In the event of a Dilutive Issuance, the exercise price of the June Warrants and the November Series A Warrants will be reduced to the lower of the Dilutive Issuance Price and the lowest VWAP during the five consecutive trading days commencing after the date of the Dilutive Issuance, in each case, subject to the Floor Price, and there will be a proportionate adjustment to the number of shares underlying such warrants The exercise price of the Series A Warrants issued at the First closing will be reduced to the Dilutive Issuance Price, subject to the Floor Price, and there will be a proportionate adjustment to the number of shares underlying the such warrants. Further, the June Warrants, the November Series A Warrants and the Series A Warrants issued at the First Closing provide that if the Company enters into a Variable Rate Transaction (as defined in each class of warrant), then such warrants will automatically adjust down to the lowest price that the Company shall be deemed to have issued shares of Common Stock at the lowest exercise price at which such Warrants herein may be exercised. As a result, to the extent that this Offering is deemed a Variable Rate Transaction (in particular, upon receipt of stockholder approval), the June Warrants and the November Series A Warrants will be adjusted down to the lowest respective Floor Price in each of the Offerings (which will trigger an adjustment of the Series A Warrants down to the Floor Price as well) and in the future may be adjusted down to their respective Floor Prices if lower than the Floor Price in this Offering. The exercise price of Series A Warrants issued at the First Closing would be similarly reduced in the event of any subsequent Variable Rate Transaction, subject to the $0.312 Floor Price.

In connection with the Business Combination, we also issued the Notes to ACM in satisfaction of certain transaction expenses associated with the Business Combination. The Notes, which are presently in default (and are the subject of a demand letter sent by the ACM to the Company for immediate payment and a notice of motion for summary judgement as described in more detail herein), contain price based anti-dilution protection on the conversion price of such Notes down to a floor price of $25 per share which has already been reached. Additionally, while the holder of the Notes is unable to convert any additional amounts under the Notes since the Notes have already been converted into the maximum number of shares permissible under the terms of the Notes without receiving stockholder approval, we may seek stockholder approval in the future to allow for the Notes to convert into additional shares. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, the MFN Noteholder Rights and anti-dilution provision may be triggered, and the terms of the newly issued securities may include liquidation or other preferences that adversely affect your rights.

Any future adjustments to the exercise price of the warrants (or additional issuances to make the Financing Investors whole) may have a negative impact on the trading price of our Common Stock. Additionally, raising additional capital with new investors may be difficult as a result of the MFN Noteholder Rights and anti-dilution protection. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales could occur, could materially adversely affect the market price of the Common Stock, and may make it more difficult for you to sell your securities at a time and price which you deem appropriate.

In addition to our defaults under current indebtedness described elsewhere here, certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations.

Since November 2023, we are in violation of our scheduled monthly instalment payment obligations of $215,337 per month on our lease liability with Ayvens Group (f/k/a Leaseplan India Private Limited) (“Leaseplan”). Leaseplan notified us on February 7, 2024, that we are in default of our November 2023 payment. As of the date hereof, we are in default beyond the 30-day extended cure period (as envisaged under the terms of our debt with Leaseplan) of our November 2023 payment and continue to be default of all EMIs thereafter. As a result of such defaults, as of the date hereof, Leaseplan (i) has initiated the process of repossession of all vehicles, and (ii) has invoked the bank guarantee of $120,482 which was a security created by Zoomcar in favor of Leaseplan. Such outcomes may have a material adverse impact on our business, operations, or financial condition.

Based on the most recent discussions with Leaseplan, the Company continues to negotiate a payment plan to the restructured debt proposal shared by the Company wherein the debt after certain waivers and discounts, will stand restructured to $4,755,942 and the Company is hopeful that Leaseplan will issue a comfort letter in this regard acknowledging the proposed payment schedule spread across six tranches for repayment of the restructured debt. As of January 31, 2024, the Company has already cleared the first three tranches in accordance with the proposed payment schedule as per the comfort letter, amounting to $ 2,851,924 (approx.) towards the outstanding debt. Given the continuing negotiations and the expected comfort letter, we do not contemplate any immediate legal action against the Company in this regard. If we are unable to execute a settlement agreement for the restructured debt or fail to honor the obligations under any agreement for the subject matter, it may, possibly result in inter alia (a) the entire outstanding debt becoming due and payable and (b) the withdrawal of a conditional waiver of $1.2 million which was given during a prior restructuring and will become immediately due and payable with interest of 1.5% per month.

The Company is in breach of the payment obligation of $408,351 pursuant to the terms of the settlement deed with Orix Leasing and Financial Services Limited (“Orix”). Orix has issued a default notice during May 2024. . Thereafter, Orix had initiated mediation proceedings on August 13, 2024 at Delhi HC legal service committee for settlement of outstanding dues. Based on the most recent discussions with Orix, the Company has received an in-principal approval to the settlement terms proposed by the Company on November 7, 2024 from Orix which has agreed to extend the timeline for repayment of the outstanding dues. The terms of the settlement were also presented to the appointed mediator on November 7, 2024 and the final settlement agreement was executed and taken on record at the mediation proceedings on November 20, 2024. As of January 15, 2025, Zoomcar has also made payment of two tranches amounting to $224,355 (approx.) towards partial settlement of the outstanding debts. If we fail to honor the obligations under the settlement agreement as executed, Orix may pursue debt recovery measures against the Company and further impose a penal interest at the rate of 18 percent p.a. Such an outcome may have a material adverse impact on our business, operations, or financial condition.

Further we are in violation of the final payment obligation of $538,695 on our loan with Mahindra & Mahindra Financial Services Limited (“Mahindra”). As of the date hereof, Mahindra has not formally extended or provided a waiver of such overdue payment. Mahindra may initiate legal action for resolution of the dispute. Such outcomes may have a material adverse impact on our business, operations, or financial condition.

Additionally, we are in various stages of discussion on deferment with our other lenders with regards to the scheduled loan payments from November 2023 onwards and extending up to January 2025. However, we have not received any formal notice of default from these other lenders, but such lenders have not formally extended or provided waivers of such overdue payments. While the Company is actively engaging in discussions with its lenders and vendors to restructure the existing indebtedness by means of haircuts and deferment of payment timelines, no assurance can be made that the Company will be successful in restructuring these outstanding liabilities.

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

As of December 31, 2024, we have issued and outstanding options to purchase 205 shares of our  Common Stock with a weighted average exercise price of $573, pre-funded warrants to purchase 425,000 shares of Common Stock at an exercise price of $0.0001 per share, warrants to purchase  380,011 shares of Common Stock with an exercise price of $300 per share which were assumed by the Company in connection with the Business Combination, 11,500,000 Public Warrants to purchase 115,000 shares of our Common Stock, each Public Warrant exercisable into one hundredth of one share of Common Stock at an exercise price of $571.00 per full share, warrants to purchase 1,394,062 shares of Common Stock at a current exercise price of $2.832 per share which were issued in June 2024, warrants to purchase 105,934 shares of Common Stock at a current exercise price of $2.832 per share which were issued to the Placement Agent in June 2024, November Series A Warrants to purchase 4,275,700 shares of Common Stock at an initial exercise price of $4.03, November Series B Warrants to purchase up to maximum of 9,214,513 shares at an exercise price of $0.0001 per share assuming a reset to the Floor Price of $0.806, November 2024 Placement Agent warrants to purchase 213,785 shares at an initial exercise price of $4.03 per share, November 2024 Placement Agent Series A warrants to purchase 427,570 shares at an initial exercise price of $4.03 per share and November 2024 Placement Agent Series B warrants to purchase up to maximum of 921,451 shares at an exercise price of $0.0001 per share assuming a reset to the Floor Price of $0.806.

We have also issued December Series A Warrants to purchase 8,680,443 shares of Common Stock at an initial exercise price of $1.95, December Series B Warrants to purchase up to maximum of 14,063,700 shares at an exercise price of $0.0001 per share assuming a reset to the Floor Price of $0.312, December 2024 Placement Agent warrants to purchase 351,593 shares at an initial exercise price of $1.95 per share, December 2024 Placement Agent Series A warrants to purchase 868,044 shares at an initial exercise price of $1.95 per share and December 2024 Placement Agent Series B warrants to purchase up to maximum of 1,406,370 shares at an exercise price of $0.0001 per share assuming a reset to the Floor Price of $0.312.

Additionally, if, November Series A Warrants are reset or ratcheted down to their respective Floor Prices, then there would be (in each case subject to rounding) (i) investor November Series A Warrants to purchase 21,378,500 shares of Common Stock at an exercise price of $0.806 per share, (ii) November 2024 Placement Agent warrants to purchase 1,068,925 shares at an exercise price of $0.806 per share and (iii) November 2024 Placement Agent Series A warrants to purchase 2,137,850 shares at an exercise price of $0.806 per share.

If December Series A Warrants are reset or ratcheted down to their respective Floor Prices, then there would be (in each case subject to rounding) (i) investor December Series A Warrants to purchase 54,252,769 shares of Common Stock at an exercise price of $0.312 per share, (ii) December 2024 Placement Agent warrants to purchase 2,197,456 shares at an exercise price of $0.312 per share and (iii) December 2024 Placement Agent Series A warrants to purchase 5,425,275 shares at an exercise price of $0.312 per share.

Further, the warrants issued in our June 2024 financing contain the “alternative cashless exercise” provision, and the all the warrants issued in the November and December financing contain reset provisions and full ratchet anti-dilution protection described elsewhere herein. Because the market for our Common Stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our Common Stock. Furthermore, even though the options and warrants (other than the warrants issued in June 2024,November 2024 and December 2024) are all out of the money, the mere existence of a significant number of shares of Common Stock issuable upon exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our Common Stock.

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

Monitor the rating and review system on an ongoing basis to enforce quality standards and build trust among members of our community. We have procedures in place to combat fraud or abuse of our rating and review system, but there is no assurance that these procedures are or will be effective, or at all. Further, Hosts and Guests can leave reviews or ratings on third-party platforms or websites, which are out of our control and off platform reviews and ratings or other statements about the platform, or a business or brand may have adverse impact on our business operations. If any Hosts and Guests leave negative ratings and reviews, it may not only cause a decrease in the number of existing Hosts and Guests but also may negatively affect acquisitions of new Hosts and Guests, which may adversely affect our business, financial conditions and results of operations. Unreliable ratings and reviews could also make it more difficult for us to enforce quality standards, which could damage our reputation and reduce trust within our community.

Additionally, our ability to attract and retain Hosts and Guests is dependent in part on our ability to provide high-quality customer support services. Hosts and Guests depend on our customer support centers to resolve any issues relating to our platform both during and after their trips. As we continue to grow our business and improve our platform, we will face challenges related to providing high-quality support services at scale. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, and adversely affect our ability to scale our platform and business, our financial condition, and results of operations.

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

The founder and former CEO of the Company has initiated a civil complaint against the Company contesting the reasons for his termination and has raised certain other claims with regards to his ownership of the Company and compensation for termination of his employment.

On September 26, 2024, we received a copy of a complaint filed with the United States District Court for the District of Delaware wherein our founder and former CEO Mr. Moran has challenged the Company’s termination of his employment for cause, effective as of June 18, 2024. Mr. Moran has contested the facts leading up to the grounds on which his termination was based and has also claimed that this alleged wrongful termination has also deprived him of his vested right to 8% of the Company’s outstanding equity that he claims was owed to him under his Employment Agreement. He has also claimed that in connection with his termination he is entitled to the payment of certain amounts for unused paid leave during his employment with Zoomcar, along with certain bonuses he claims to be owed under the terms of his Employment Agreement, as well as severance equal to one year’s base salary. Zoomcar believes that the Mr. Moran’s employment, because of cause, was properly terminated in accordance with the terms of his Employment Agreement is currently assessing and verifying the monetary and statutory claims made by Mr. Moran and intends to defend this action vigorously. As of October 31, 2024, the suit has been dismissed on account of Mr. Moran’s intention to refile the case in Delaware Superior Court.

Mr. Moran refiled his lawsuit in the Superior Court of the State of Delaware on November 1, 2024. On 27 November 2024, the Company has filed a motion to dismiss certain of the causes of action for failure to state a cause of action, and the briefing on that motion was filed on 7 January 2025. Even if the Company prevails on the motion, there will still be remaining count of breach of contract the Company will be required to defend. However, there can be no assurance that the Company will be successful in defending these claims in its entirety and such efforts may be time-consuming, costly and may have reputational and other negative effects on Zoomcar.

ACM has filed a notice of motion for summary judgement in lieu of complaint against Zoomcar in New York courts for payment of amounts due under the Note pursuant to breach of the terms of a note

The Company received two default notices from ACM. The first notice was issued on May 22, 2024 which stated that the Company is in default of the terms of the Unsecured Convertible Note issued to ACM on December 28, 2023, since the Company had entered into an equity line arrangement with White Lion Capital LLC, a variable rate transaction, without the prior consent of ACM. Further, on June 25, 2024, the Company received the second notice of default from ACM stating that the Company has incurred indebtedness in the form of $3,600,000 in principal amount of notes in a transaction involving Aegis Capital Corp. acting as the placement agent, prior to which, the consent of ACM was not obtained. As per the terms of the ACM note, in the event of any default, all accrued but unpaid interest plus liquidated damages and other amounts thereof, shall become immediately due and payable in cash.

On November 7, 2024, ACM filed a notice of motion for summary judgement in in lieu of complaint against Zoomcar in New York for payment of $5,997,832.72 due under the ACM note and related legal expenses, pursuant to breach of the terms of the note. On December 6, 2024, the court allowed adjournment of the return date of motion from December 24, 2024 to January 24, 2025, with the Company’s opposition due by January 14, 2025 and plaintiff’s reply by January 23, 2025. The Company has filed its opposition on January 14, 2025. On January 23, 2025, the attorneys for ACM sent a letter to the New York County Supreme Court Justice requesting a stay or adjournment for 30 days for the completion of settlement paperwork, in connection with a settlement in principle by the parties. However, there can be no assurance that the Company will be successful in resolving these claims in its entirety, and such efforts may be time-consuming, costly and may have reputational and other negative effects on Zoomcar.

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

We collaborate with third-party suppliers who regularly provide products and services, including but not limited to IoT devices and software integrations, to us. We do not have long term purchase agreements in place with our current suppliers of the IoT devices that we program and advise our Hosts to install in the vehicles that they register to our platform and our suppliers could reduce the quantity of or discontinue providing IoT devices suitable for our needs. Given that the Hosts now have an option to install/not install these devices, we do not currently anticipate material challenges to identifying replacement suppliers if shortages of IoT devices occur, we are reliant on third parties to provide such devices and unanticipated shortages or an inability to identify new suppliers if our existing suppliers cease to be willing or able to provide the IoT devices on terms and at costs acceptable to Zoomcar may occur. Any such shortages, reductions, or terminations in IoT device supply arrangements may indirectly lead up to an adverse impact on our revenues, profits, and financial condition. Additionally, if the market prices for IoT devices that are suitable for our needs goes up, we may need to purchase the devices at a comparatively higher price, which may adversely affect our business, financial condition and results of operations.

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

As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our platform offerings. Our brand and reputation may also be harmed by events outside of our control, including by perceptions of our business or our platform which are subjective in nature. For example, if Hosts misrepresent the features or safety of their vehicles in platform listings or otherwise provide diminished quality of vehicles, Guests may not have positive experiences with bookings and may not return to the platform for future transportation needs. If Guests, in turn, do not treat Host vehicles with care, engage in reckless driving or other malfeasance during booked trips or violate platform terms and conditions or use Host vehicles in the commission of crimes or illegal acts, their actions could cause Hosts to withdraw vehicles from our platform or pursue damages claims against Zoomcar. Events ranging from unanticipated litigation involving Zoomcar to trip cancellations by Guests may affect perceptions of our business by individual Hosts and Guests or of larger numbers of persons or groups of persons about our platform and the perceived benefits or risks to booking cars through our platform. Because our ratings and review system encourage and facilitates public sharing of Hosts’ and Guests’ experience with bookings and with our platform, platform users have a forum to express describe their individual, subjective experiences with Host vehicles, bookings, and any other aspect of our business, which may not always be favorable. Although we monitor usage of our platform review and ratings systems, we cannot control behaviors of our customers and from time to time platform features designed to encourage productive information sharing may lead to dissemination of information which is misleading, misrepresentative, false and which may be damaging to our reputation. Any of the foregoing, among other facts and circumstances, may result in unfavorable press coverage of Zoomcar and our reputation and, consequently, our business may be harmed.

The acceptance of our brand will depend largely on maintaining a good reputation, minimizing the number of safety incidents, continuing an improved culture and workplace practices, improving existing functions, feature, and technologies, developing new functions, features and technologies of our platform, maintaining a high quality of customer service and ethical behavior and continuing our marketing and public relations efforts. Our brand promotion, reputation building, and media strategies involve and will continue to involve significant costs yet may not be successful. We anticipate that other competitors and potential competitors will scale and expand their business, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully maintain our brand in the current or future competitive environment or if events occur in the future which negatively affect public perception of our Company, our brand and reputation would be further damaged, and our business may suffer.

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

In the regular course of our business, we collect, use, store, transmit, and process data and information about Hosts, Guests, employees, and others, some of which may be sensitive, personal, or confidential and make us an attractive target and potentially vulnerable to cyberattacks, computer viruses, electronic break-ins, or similar disruptions. Any actual or perceived unauthorized access to or use of such data and information, or breach of our security measures or those of our third-party service providers, could adversely affect our business, operations, and future prospects. While we have taken steps to mitigate our cyberattack risks and protect the confidential information that we have access to, including but not limited to installation and periodical updates of antivirus software and backup of information on our computer systems, our security measures could be breached. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any cybersecurity incident, accidental or willful security breaches or other unauthorized access to our systems could cause confidential information to be stolen and used for criminal purposes. Cybersecurity incidents, security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation, and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with our Hosts and Guests could be severely damaged, we could incur significant liability, and our business and operations could be adversely affected. Additionally, if we fail to protect confidential information, we may be susceptible to potential claims such as breach of contract, negligence, or other claims. Such claims will require considerable time and resources to defend and there can be no assurances that favorable final outcomes will be obtained.

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

We may also be the subject of denial-of-service attacks, server malfunction, software or hardware failures, loss of data or other computer assets, adware, or other similar issues. Threat actors, nation states, and nation state-supported actors engage in cyberattacks, including for geopolitical reasons, continued opportunistic monetary reasons, and in connection with military conflicts and operations. During times of war and other major conflicts, we and our third-party service providers may be vulnerable to these attacks, including cyberattacks that could materially disrupt our systems, platform, and operations. While we have security measures in place to protect customer information and prevent data loss, service interruption, and other security breaches, we cannot guarantee that our security measures or our third-party service providers’ security measures will be sufficient to protect against unauthorized access to, or other compromise of, personal information, confidential information, or proprietary information or of disruptions or damage to our systems. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to anticipate such techniques or implement adequate preventative measures or stop security breaches that may arise from such techniques. As a result, our safeguards and preventive measures may not be adequate to prevent current or future cyberattacks and security incidents, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material and adverse impact resulting from the breach.

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

We do not currently have insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. While we may obtain cyber liability insurance in the future, we cannot assure you that such insurance coverage will adequately cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or that results in changes to insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Our risks are likely to increase as we continue to expand, grow our Host and Guest base, and process, store, and transmit increasingly substantial amounts of confidential, proprietary, and sensitive data.

We face competition and could lose market share to competitors, which could adversely affect our business, financial condition, and operating results.

We face and expect to continue to face competition from ride sharing companies, car rental and taxi companies. The car sharing market in particular is intensely competitive and is characterized by rapid changes in technology, shifting guest needs and preferences, and frequent introductions of new services and offerings. We expect competition to increase, both from existing competitors and new entrants in the markets in which we operate or plan to operate, and such competitors may be well-established and enjoy greater resources or other strategic advantages. If Zoomcar is unable to anticipate or successfully react to these competitive challenges in a timely manner, Zoomcar’s competitive position could weaken, or fail to improve, and Zoomcar could experience a decline in revenue or growth stagnation that could adversely affect Zoomcar’s business, financial condition, and operating results.

Certain of our current and potential competitors may have greater financial, technical, marketing, research and development skills and other resources, greater name recognition, longer operating histories, or a larger global user base than we do. Such competitors may be able to devote greater resources to the development, promotion, and sale of offerings, and they may be able to offer lower prices in certain markets than we do, which could adversely affect our business, financial condition, and operating results. These and other factors may allow our competitors to derive greater revenue and profits from their existing user bases, attract and retain Hosts and Guests at lower costs or respond more quickly to new and emerging technologies and trends. Current and potential competitors may also establish cooperative or strategic relationships, or consolidate, amongst themselves or with third parties, which may further enhance their resources and offerings relative to ours.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including but not limited to:

●	acceptance of car-sharing and the use of our platform to solve transportation needs in the emerging markets in which we operate;

●	our ability to attract and retain Guests and Hosts to use our platform;

●	the popularity and perceived utility, ease of use, performance, and reliability of our platform;

●	our brand strength and recognition;

●	our pricing models and the prices of our offerings;

●	our ability to manage our business and operations during a pandemic and related travel restrictions if and when imposed upon outbreak of a pandemic;

●	our ability to continue developing platform features which appeal to changing customer preferences;

●	our ability to continue leveraging and enhancing our data collection and analytics capabilities;

●	our ability to establish and maintain relationships with strategic partners and third-party suppliers or providers;

●	changes mandated by legislation, regulatory authorities, or litigation, including settlements, judgments, injunctions, and consent decrees, as well as changes that we may elect to make ourselves in the face of potential litigation, legislation, or regulatory scrutiny;

●	our ability to attract, retain and motivate talented employees; and

●	our ability to raise additional capital.

If we are unable to compete successfully, our business, financial condition and operating results could be adversely affected.

We rely on mobile operating systems and application marketplaces to make its platform available to Hosts and Guests, and failure to effectively operate with or receive favorable placements within such application marketplaces could adversely affect Zoomcar’s business, financial condition, and operating results.

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

To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate and grow our business effectively. If we fail to identify, hire, train, and retain qualified management or technology personnel in the future, it may materially and adversely affect our business, financial condition, results of operations and prospects.

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

Our business depends on the efficient, uninterrupted, and reliable operations of internet, mobile, and other infrastructures that are not under our control. We may operate in certain geographic areas with limited internet connectivity. Internet access and access to a mobile device are frequently provided by companies with significant market power, which could result in corporate action that degrades, disrupts, or increases the cost of users’ ability to access our platform. Failure to effectively upgrade our technology or internet infrastructure to support the expected increased utilization of our platform by larger numbers of Hosts and Guests could result in unanticipated system disruptions, slow response times, or poor experiences for Hosts and Guests. In addition, the internet infrastructure that we and users of our platform rely on in any particular geographic area may be unable to support the demands placed upon it. Any such failure in internet or mobile device or computer accessibility, even for a brief period of time, could interfere with the speed and availability of our platform. In addition, we have no control over the costs of the services provided by national telecommunications operators. If mobile internet access fees or other charges to internet users increase, consumer traffic may decrease, which in turn may cause our revenue to significantly decrease. If our platform is unavailable when users attempt to access it, or if our platform does not load as quickly as users expect, Hosts and Guests may not return to our platform as often in the future, or at all, and may use our competitors’ products, services, or offerings more often. Although we have attempted to prepare for contingencies through redundancy measures and disaster recovery plans, such preparation may not be sufficient, and we do not carry business interruption insurance. Despite any precautions we may take, the occurrence of a natural disaster, such as an earthquake, flood or fire, or other unanticipated problems in the jurisdictions where we operate, including power outages, telecommunications delays or failures, break-ins to our systems or computer viruses, could result in delays or interruptions to our platform, our app and website, and loss of data and business interruption for us and our Hosts and Guests. Any of these events could damage our reputation, significantly disrupt our operations, and subject us to liability, which could materially and adversely affect our business, financial condition, and results of operations.

Our business operations may result in losses for which we are not insured.

Our current business model consists of a peer-to-peer car-sharing platform which facilitates sharing of vehicles between Hosts and Guests. In this context, we are a facilitator of vehicle bookings but disclaim legal responsibility for cars owned by Hosts and for actions by Hosts and Guests on our platform and during bookings. Our platform terms and conditions, inform the Hosts and Guests that booking, sharing, and using cars through the platform is undertaken at their own risk; the lease agreement entered into between Hosts and Guests prior to each booking that occurs in India also disclaims our responsibility for Host and Guest property and for other damages incurred in relation to bookings. We also include in our platform terms and conditions a limit on our overall liability equal to the greater of the booking value of each trip and $120. However, we cannot be certain of the extent to which such disclaimers and limitations would be upheld as legally enforceable in every jurisdiction or circumstance. We regularly receive communication from Hosts (and from time to time, Guests) asserting that we are responsible, and requesting reimbursement for damages to vehicles, lost property and other losses. All of our Guests pay a “value added” trip protection fee as part of a booking, however, the amount available to us from Guest trip protection fees is not sufficient to offset the amounts requested to cover the cost of all damages claims, nor do we attempt to offset all such requests to cover vehicle damage. As a result, we often remain at risk of residual claims that we may have to absorb in the absence of third-party insurance.

Further, we currently do not carry any insurance to protect against third-party damage claims tied to death, personal injury, Host vehicle damages, or Guest or Host theft or other losses, or third-party property damage. Although Hosts may insure their own vehicles to varying extents and are required to do so by law or opt for trip insurance covers offered by our insurance partner in certain selective locations to, we do not carry out independent verification of Host insurance coverage, nor does Host vehicle insurance coverage, to the extent it exists, insulate us, in full or in part, from all types of damages claims or claims for third-party indemnification associated with damages. We may therefore be subject to claims of significant liability based on any of the foregoing or based on other events or circumstances which occur during a booking or relate in some other manner to our platform or our business. We do not maintain balance sheet reserves to cover costs of defending, disputing, adjudicating, satisfying, or settling any such claims if they are asserted against us and we may not be able to succeed in any such actions, should they materialize and be determined to result in liability to us. While we are currently in the process of identifying adequate and feasible insurance coverage for our business , there can be no guarantee that we will be able to obtain or expand the insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. As our business continues to grow, incidences of such claims may also increase and, unless we obtain insurance coverage for such matters, we may choose or be required to absorb larger parts of such uninsured claims to avoid becoming subject to legal proceedings that could be resolved against us, which could lead to business losses and adversely affect our business, financial conditions and results of operations. Should uninsured losses occur, they could adversely affect our business, results of operations and financial condition. Further, our being subject to claims of liability, we may be subject to negative publicity and incur additional expenses, which could harm our business, financial condition, and operating results.

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

Zoomcar has identified certain material weaknesses in Zoomcar’s internal controls over financial reporting more described under Item 4 above. These material weaknesses primarily relate to the following matters that are relevant to the preparation of our unaudited condensed consolidated financial statements:

(i)	The Company designed and implemented process for identification, monitoring and regulatory compliance of transactions involving related parties. The Company’s process includes rolling out related party transaction questionnaires quarterly to the identified related parties. The management intends to continue to take steps and monitor the progress of the internal controls implemented.

(ii)	Significant reduction in the number of complex financial instruments post the reverse recapitalization. The management actively engages with valuation experts to communicate the underlying assumptions and terms of the financial instruments. The management intends to continue to monitor the progress of the internal controls implemented.

(iii)	Developing financial reporting manuals including Standard Operating Procedures for financial statement closure process to ensure compliance with US GAAP and SEC reporting requirements and monitoring controls over financial statement closure process.

(iv)	The Management is working on hiring, training, and retention of inhouse resources with requisite US GAAP knowledge. The management has also engaged external accounting professionals and developing process for sufficient managements reviews.

(v)	The Management is currently working on developing accounting manuals, policies, and standard operating procedures in consultation with external consultants.

(vi)	The management is in the process of developing ITGC policies and procedures to address identified deficiencies, ensuring controls are designed and operating effectively. This will include establishing monitoring mechanisms to regularly evaluate and test the effectiveness of ITGC, including access controls, change management, and data integrity validation.

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

We rely on a combination of trademark, copyright, domain names, trade names and trade secret laws, international treaties, our terms of service, other contractual provisions, user policies, restrictions on disclosures, and confidentiality agreements with our employees and consultants to protect our intellectual property rights from infringement and misappropriation. We currently have 21 registered trademarks along with three trademarks at variance - refused, abandoned, and opposed; 4 patent applications with abandonment process underway and 1 patent application withdrawn in India and 7 domain names.

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

We may introduce new platform offerings or changes to existing platform offerings or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, and other intellectual property rights claims from competitors, other practicing entities, and non-practicing entities. Any failure in maintaining, protecting, or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations.

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

We cannot predict the effect that the interpretation of existing or new laws or regulations may have on our business. Any of the foregoing or similar occurrences or developments could significantly disrupt our business operations and restrict us from conducting a substantial portion of our business operations in these jurisdictions, which could adversely affect our business, financial condition, or operating results.

Any failure or perceived failure to comply with existing or new laws and regulations, including the ones described in these risk factors, or with orders of any governmental authority, including changes to or expansion of their interpretations, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets or enforcement actions in one or more jurisdictions. This failure or perceived failure could also result in the imposition of additional compliance and licensure requirements on us, as well as increased regulatory scrutiny of our business. In addition, we may be forced to restrict or change our operations or business practices, make updates or upgrades of our platform, or delay planned launches or improvements of new features, functions, and technologies. Any of the foregoing could materially adversely affect our brand, reputation, business, financial condition, and results of operations.

Geographic areas in which Zoomcar operates and plans to operate in the future have been and may continue to be subject to political and economic instability.

We currently conduct all of our business operations in India. Our growth strategy is premised on the rapid expansion of our platform into emerging markets. Several of the countries in which we plan to operate our business in the future may be, subject to instances of political instability, civil unrest, hostilities, terrorist activities and economic volatility. Any such events may lead to, among other things, declines in Host and Guest demand for our platform, whether arising from safety concerns, a drop in consumer confidence, a general deterioration of economic conditions, currency volatility, adverse changes to the political and regulatory environment, or otherwise. Any such developments and any other forms of political or economic instability in our markets may harm our business, financial condition, and operating results.

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

The government of India has traditionally exercised and continues to exercise influence over many aspects of the economy. Our business may be affected by interest rates, changes in policy, taxation, social and civil unrest and other political, economic, or other developments in or affecting India.

A change in the government’s economic liberalization and deregulation policies could disrupt business and economic conditions in India generally, and specifically our business and operations, as substantially all of our business and operations are located in India. This could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

All of our business is transacted and/or denominated in foreign currencies, and fluctuations in currency exchange rates could have a significant impact on our results of operations, financial condition, and cash flows. Increased currency volatility, particularly in the Indian Rupee, could also positively or negatively impact our foreign-currency-denominated costs, assets, and liabilities. In addition, any devaluation of the Rupee relative to other foreign currencies could increase our operating expenses, adversely affecting the results of our operations. Any of these factors could adversely affect our financial condition and the results of our operations in the future.

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

The tax laws applicable to our business activities are subject to uncertainty and can be varied in the relevant jurisdictions. Like many other multinational companies, we are subject to tax in diverse jurisdictions and have structured our business to reduce our effective tax rate. The taxing authorities of the jurisdictions in which we operate have in the past, and may in the future, examine or challenge our methodologies for valuing developed technology, which could increase our worldwide effective tax rate and harm our financial position and operating results. Furthermore, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations, or accounting principles. We are subject to regular review and audit by the tax authorities in the jurisdictions where we operate and currently face numerous income and other tax claims pending appeals before higher authorities in India. Any adverse outcome of such appeals or an adverse interpretation from the tax authorities on the tax compliances and tax rates applicable to our car sharing business could have an adverse effect on our financial position and operating results. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by our management, and we have engaged in many transactions for which the ultimate tax determination remains uncertain. The ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Our tax positions or tax returns are subject to change, and therefore we cannot accurately predict whether we may incur material additional tax liabilities in the future, which could impact our financial position.

Our business is subject to extensive government regulation and oversight relating to the provision of payment and financial services.

The jurisdictions in which we operate and jurisdictions we may enter may have laws that govern payment and financial services activities. These laws govern, among other things, money transmission, prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, banking, systemic integrity risk assessments, and cyber-security of payment processes. Our business operations, including our payments to Hosts and Guests, may not always comply with these financial laws and regulations. Regulators may determine that certain aspects of our business are subject to these laws and could require us to obtain licenses to continue to operate in India. We have evaluated and will continue to critically evaluate our options for seeking applicable licenses and approvals in the jurisdictions where we operate to optimize our payment solutions and support the future growth of our business. Laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform in the same form and on the same terms as we have historically, or at all.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission, and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The European Union’s privacy and data security regulation, the General Data Protection Regulation (“GDPR”), that went into effect in May 2018, requires companies to implement and remain compliant with regulations regarding the handling of personal data, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. Other countries in Asia, Europe and Latin America have passed or are considering similar privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted.

We receive, collect, and store a large volume of personally identifiable data by processing car sharing transactions on our platform. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world.

For example, the Indian Information Technology Act, 2000, as amended, would subject us to civil liability to compensate for wrongful loss or gain arising from any negligence by us in implementing and maintaining reasonable security practices and procedures with respect to sensitive personal data or information that we possess in our computer systems, networks, databases, and software. India has also implemented privacy laws, including the Information Technology (Reasonable Security Practices and Procedures and Sensitive Personal Data or Information) Rules, 2011, which impose limitations and restrictions on the collection, use and disclosure of personal information. The Digital Personal Data Protection Act, 2023 has been introduced in August of 2023 which has significant impact on the current regulatory environment with respect to the lawful use of digital personal data, cross border data transfers and additional compliances that may be invoked for organizations collecting and/or processing personal data.

Further, in India, the draft of Digital Personal Data Protection Rules which aims to operationalize the Digital Personal Data Protection Act, 2023 (DPDP Act), in line with India’s commitment to create a robust framework for protecting digital personal data, has been published in January 2025 for public comments. While the rules are yet to be finalized and formally adopted,  the entire framework for data protection legislation is fairly new in India and going through the phases of implementation right now. However, it may affect us in ways that we are currently unable to predict.

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

Failure to comply with labour laws and regulations may cause us to incur additional costs, which may affect our business, financial conditions, and results of operations.

Our business operations are governed by various labour laws, regulations, and government policies in multiple jurisdictions. The requirements for labour law compliance may change from time to time in each jurisdiction. We may be unable to comply with all these requirements in time, or at all, or we may need to incur substantial costs to be compliant, which may adversely affect our business operations and financial condition.

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

In India, provisions were released between 2019 and 2021 relating to the contribution of provident fund, employee state insurance, and professional taxes by employers for the certain employees. Any delay or failure to make such contribution may result in penalties, interests, notices, or other administrative actions by the relevant local authorities in India. As of December 31, 2024, Zoomcar India has incurred a penalty of less than $ 35,177/- (based on the foreign exchange rates as of March 31, 2024) for failure to make timely contribution, which Zoomcar India plans to remit, with associated interest due, as instructed by the relevant local authority. This outstanding penalty and interest will continue to accrue unless paid in full, which could adversely affect our business, financial conditions and results of operations.

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

The occurrence of one or more natural disasters, including and not limited to tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, pandemics and endemic outbreaks, terrorist attacks or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods, and earthquakes may damage our facilities or those of our suppliers, which could have a material adverse effect on our business, financial condition, and results of operations. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession in the United States or abroad. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans and, more generally, any of these events could cause consumer/ member confidence and spending to decrease, which could adversely impact our operations.

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

In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Additionally, attrition in personnel can result from, among other things, changes related to acquisitions, retirement, and disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, developing, or retaining other highly qualified technical, sales, marketing, and managerial personnel, particularly at such times in the future as we may need to fill a key position. If we are unable to continue to develop and retain existing executive officers or other key employees or are unsuccessful in attracting new highly qualified employees, our financial condition, cash flows, and results of operations could be materially and adversely affected.

Risks Related to Our Operations as a New Public Company

The requirements of being a public company may strain our resources, divert our management’s attention, and affect our ability to attract and retain qualified independent board members.

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, the management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company and in this quarterly report, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.

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

Except a few, most of the members of our senior management team have no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company, which will subject us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts, investors, and regulators. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

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

We have and expect to continue to face a significant increase in insurance, legal, auditing, accounting, administrative and other costs, and expenses as a public company that we did not currently incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 of that Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”), the SEC and Nasdaq, impose additional reporting and other obligations on public companies. Compliance with public company requirements has and will continue to increase our costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that we have not done previously. For example, we recently created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our independent registered accounting firm identifies a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs to remediate those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Being a public company has and may in the future make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance. We may ultimately be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage in the future. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

The additional reporting and other obligations imposed by various rules and regulations applicable to public companies has and is expected to continue to increase legal and financial compliance costs and the costs of related legal, auditing, accounting, and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

We are in default of a majority of our indebtedness of $ 33.55 million as of December 31, 2024 as more fully described under the Condensed Consolidated Financial Statements (Unaudited), which has had and will continue to have an adverse effect on our financial condition, our ability to raise additional capital to fund our operations, and our ability to operate our business. Further, in the future, we may continue to incur a material amount of indebtedness. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:

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

The market price of our Common Stock has fluctuated widely since the closing of our Business Combination. During the period from January 1, 2024, to January 22, 2024, the trading price of our Common Stock has fluctuated from an intra-day high of $761.00 on January 12, 2024, to an intra-day low of $1.25 on December 18, 2024.

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

In addition, the trading price and trading volume of our Common Stock has very recently and at certain other times in the past exhibited, and may continue to exhibit, extreme volatility, including within a single trading day. Such volatility could cause purchasers of our Common Stock to incur substantial losses. For example, on November 5, 2024, the trading price of our Common Stock ranged from an intra-day high of $16.04 to an intra-day low of $4.24, on trading volume of approximately 33.42 million shares, and on December 19, 2024, the trading price of our Common Stock ranged from  an intra-day high of $6.20 to an intra-day low of $1.28, on trading volume of approximately 290 thousand shares. With respect to certain such instances of trading volatility, we are not aware of any material changes in our financial condition or results of operations that would explain such price volatility or trading volume, which we believe reflect market and trading dynamics unrelated to our operating business or prospects and outside of our control. We are thus unable to predict when such instances of trading volatility will occur or how long such dynamics may last. Under these circumstances, we would caution you against investing in our Common Stock unless you are prepared to incur the risk of incurring substantial losses.

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

However, the market value of listed securities of the Company did not close at $50,000,000 or more for ten consecutive business days prior to November 4, 2024. The Company failed to regain the compliance with the minimum market value requirement within the stipulated timeframe and thus, it received a staff delist determination letter from the Nasdaq Listing Qualifications Department on November 6, 2024, for its failure under the MVLS standard. The Company submitted a request for a hearing on November 13, 2024. This hearing request has automatically stayed Nasdaq’s delisting of the Company’s Common Stock and Public Warrants pending the Panel’s decision and any extension provided by the Panel. The Company presented its plan of compliance to the Nasdaq Hearings Panel (the “Panel”) on January 9, 2025, which included a transfer to The Nasdaq Capital Market listing tier, pursuant to a Panel exception. The Company retained Donohoe Advisory Associates LLC to assist the Company in its preparation for the hearing and developing its compliance plan.

Further, on July 22, 2024, the Company received another notice from the Nasdaq staff notifying the Company that, based on the market value of publicly held shares for the previous 30 consecutive business days, the listing of the Company’s listed securities was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”) to maintain a minimum market value of publicly held shares of $15,000,000. To regain compliance, the minimum market value of publicly held shares must close at $15,000,000 or more for a minimum of 10 consecutive business days during this 180-day compliance period. The Company failed to regain compliance with the MVPHS Rule within the compliance period and on January 23, 2025, the Company received an additional delist notice for non-compliance with the MVPHS Rule.

On October 29, 2024, the Company received a deficiency notice from the Nasdaq Staff indicating that the Company’s publicly held shares are below the 1,100,000 shares minimum requirement for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(1)(B) (the “MPLS Requirement”) but on January 3, 2025 the Company received a notice from the Panel that the Company had regained compliance with the MPLS Requirement.

On February 10, 2025, the Company received a letter from the Panel (the “Panel Decision Letter”) stating that, based on the information presented, the Panel has determined to grant the Company’s request for continued listing on Nasdaq, subject to the Company satisfying certain conditions, including transferring its listing to The Nasdaq Capital Market and demonstrating compliance with Nasdaq Listing Rule 5550(b)(1), which requires a stockholders' equity of at least $2.5 million for continued listing on The Nasdaq Capital Market (the “Equity Rule”), on or before March 31, 2025.

The Company is diligently working to satisfy the conditions set forth in the Panel Decision Letter, including applying to transfer the listing of its securities to The Nasdaq Capital Market on or before February 19, 205. However, there can be no assurance that the Company will be successful in meeting such conditions or that the Company will be able to maintain its listing on Nasdaq.

If we fail to comply with the above condition and if Nasdaq thereafter delists our securities from trading on its exchange for failure to meet its listing standards, and we are not able to list such securities on another national securities exchange, then our Common Stock could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including:

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

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of our Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as the Board may deem relevant. As a result, you may not receive any return on an investment in the Common Stock unless you sell your Common Stock for a price greater than that which you paid for it.

Our warrants may have an adverse effect on the market price of our Common Stock.

In connection with the Business Combination, we assumed from IOAC 11,500,000 Public Warrants to purchase 115,000 shares of our Common Stock, each Public Warrant exercisable into one hundredth of one share of Common Stock at an exercise price of $571.00 per full share. In addition, as a result of the Business Combination we issued warrants to the Legacy Zoomcar warrant holders. As of the date hereof, there are 380,011 of such warrants outstanding, each exercisable to purchase one share of Common Stock at $300 per share. Further, in June 2024, we issued warrants to purchase shares of Common Stock which such warrants became exercisable beginning on December 20, 2024. As of the date hereof, such warrants are currently exercisable into 1,394,062 shares of Common Stock at a current exercise price of $2.832 per share, subject to an alternative cashless exercise and other adjustments and resets as described therein. We also issued the Placement Agent warrants now exercisable for 105,932 shares of Common Stock at a current exercise price of $2.832 per share, subject to an alternative cashless exercise and other adjustments and resets as described therein.

Additionally, in the November 7 Placement, we issued November Series A Warrants which when they become exercisable, upon obtaining stockholder approval for such exercise, will become exercisable into 21,378,500 shares of Common Stock at an exercise price of $0.806 per share and November Series B Warrants to purchase up to maximum of 9,214,513 shares at an exercise price of $0.0001 per share which assumes the maximum reset to the Floor Price of $0.806 on the November Reset Date (as defined herein). We also issued the Placement Agent warrants which will be exercisable on the applicable resale registration statement set forth in such Placement Agent warrant to purchase 1,068,925 shares at an exercise price of $0.806 per share, Placement Agent November Series A Warrants, which when they become exercisable, upon obtaining stockholder approval for such exercise, will become exercisable into 2,138,750 shares at an exercise price of $0.806 per share and Placement Agent November Series B Warrants to purchase up to maximum of 921,451 shares at an exercise price of $0.0001 per share assuming the maximum reset to the Floor Price of $0.806 on the November Reset Date.

Further in the closings of the private placement in December and February (the “Reg D Private Placement”), we issued Reg D Series A Warrants which when they become exercisable, upon obtaining stockholder approval for such exercise, will become exercisable into 30,882,904 shares of Common Stock at an exercise price of $0.806 per share and November Series B Warrants to purchase up to maximum of 7,687,184 shares at an exercise price of $0.0001 per share which assumes the maximum reset to the Floor Price of $0.312 on the applicable Reset Date. We also issued the Placement Agent warrants which will be exercisable on the applicable resale registration statement set forth in such Placement Agent warrant to purchase 371,960 shares at an exercise price of $0.806 per share, Placement Agent Series A Warrants, which when they become exercisable, upon obtaining stockholder approval for such exercise, will become exercisable into 3,262,4878 shares at an exercise price of $0.806 per share and Placement Agent November Series B Warrants to purchase up to maximum of 2,175,089 shares at an exercise price of $0.0001 per share assuming the maximum reset to the Floor Price of $0.312 on the applicable Reset Date.

Among the adjustments and resets included in the warrants issued in June to the investors and Placement Agent and the warrants issued in the November 7 Placement and the Reg D Private Placement to the investors and Placement Agent are price based anti-dilution protection and adjustments following a Share Combination Event, in each case based, in part, on the lowest volume weighted average price during the five trading days after such event. All such warrants, other than potentially the June Warrants, November Series A Warrants and the placement agent warrants issued in both offerings, are out of the money as of the date hereof , but such warrants, when and if exercised, will increase the number of issued and outstanding shares of Common Stock and may reduce the value of the Common Stock.

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

As on February 10, 2025 we have a total of 7,846,450 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan and (iii) assuming no exercise of the outstanding options or warrants. All shares currently held by public stockholders and all of the shares issued in the Business Combination to former Zoomcar Stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including our directors, executive officers, and other affiliates.

In addition, the shares of Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. As of January 31, 2025, a total of 392,188 shares of Common Stock have been reserved for future issuance under the Incentive Plan.

On February 11, 2025, the Company has filed Form S-8 Registration Statement with the U.S. Securities and Exchange Commission (SEC), to register an aggregate of 392,189 shares of Common Stock, which are reserved for issuance under Zoomcar Holdings, Inc. 2023 Equity Incentive Plan. This Registration Statement is being filed in order to register the Registrant’s Common Stock that may be offered or sold to participants under the Plan, either directly or upon exercise of options or other share-based awards granted under the Plan.

Accordingly, shares registered under such a registration statement will be available for sale in the open market upon the effectiveness of the registration statement.

In the future, we may also issue our securities to raise capital or in connection with investments or acquisitions. We may also issue additional securities upon adjustments included in our existing securities. For example, on June 18, 2024, we closed a private placement transaction of notes and warrants for $3 million of gross proceeds, on November 7, 2024, we closed a private placement transaction of shares and warrants for $9.15 million of gross proceeds, on December 24, 2024, we consummated the First Closing of that December 2024 offering in which we issued shares and warrants for $5,484,843 of gross proceeds, and on and January 31, 2025, we consummated the Second Closing of the December 2024 Offering in which we issued shares and warrants for $1.44 million.

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

Our entering into settlements with ACM could result in a breach of standstill provisions in agreements we entered into in connection with the November 7 Placement.

We are currently in the process of negotiating settlements of claims against us by ACM, the terms of which could breach certain restrictive covenants in the Securities Purchase Agreements we entered into with investors, and the Placement Agent Agreement we entered into with the Placement Agent, each in connection with the November 7 Private Placement. These restrictive covenants prohibit us, subject to certain exceptions, from issuing additional shares of Common Stock or securities convertible into or exercisable for shares of Common Stock (“Common Stock Equivalents”), and from filing any registration statements to register for resale any of such securities, without the consent of the investors, who were issued 50.1% of the securities issued in the November 7 Private Placement, and the Placement Agent. Since we expect to issue shares of Common Stock and Common Stock Equivalents to ACM, in connection with a settlement to be entered into with ACM, and to register such shares of Common Stock and shares of Common Stock underlying Common Stock Equivalents for resale in one or more registration statements, such actions could result in a breach of these restrictive covenants and we could be liable for damages to the investors in the November 7th Placement, and the Placement Agent, which could have a material adverse effect on our financial situation and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period covered by this Report.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As of the end of the fiscal quarter ended December 31, 2024, none of the Company’s officers or directors are parties to any 10b5-1 Plan.

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

ZOOMCAR HOLDINGS, INC.

Date: February 14, 2025	By:	/s/ Hiroshi Nishijima
	Name:	Hiroshi Nishijima
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Sachin Gupta
	Name:	Sachin Gupta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)