Form 10-K
period 2025-03-31
Zoomcar Holdings, Inc.
filed 2025-06-30
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-40964

ZOOMCAR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0431609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Anjaneya Techno Park, No.147, 1st Floor
Kodihalli, Bangalore, India 560008

+91 8048821871

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ZCAR	OTCQX
Warrants, each exercisable for one share of Common Stock at a price of $571, subject to adjustment	ZCARW	OTC Pink Market

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

 The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2024, was $9,346,931.

As of June 27, 2025, 6,284,491 shares of the registrant’s common stock were outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain statements that may constitute forward-looking statements within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. This includes, without limitation, statements regarding expectations, hopes, beliefs, intentions, plans, prospects, financial results or strategies regarding us and the future held by our management team and the products and markets, future financial condition, expected future performance and market opportunities of our business. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Form 10-K, forward-looking statements may be identified by the use of words such as “estimate,” “continue,” “could,” “may,” “might,” “possible,” “predict,” “should,” “would,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or indicate future events or trends or that are not statements of historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

We caution readers of this Annual Report on Form 10-K that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, which could cause the actual results to differ materially from the expected results. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements contained in this Annual Report on Form 10-K:

●	our ability to maintain the quotation of our Common Stock on the OTCQX;

●	our ability to execute our anticipated business plans and strategy, particularly in light of our current liquidity and capital resources;

●	the risk that the Business Combination disrupts our plans and operations;

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, maintain its reputation, increase the numbers of Hosts, Guests and registered vehicles on our platform, maintain relationships with Hosts and Guests and retain our management and key employees;

●	our ability to obtain additional capital, which will be necessary to continue our business and operations;

●	our limited operating history under our current business model and history of net losses;

●	our reliance on key technology providers and payment processors facilitating payments to and by our customers;

●	unfavorable interpretations of laws or regulations or changes in applicable laws or regulations;

●	the possibility that we may be adversely affected by other economic, business, regulatory, and/or competitive factors;

●	our estimates of future bookings, revenues and capital requirements;

●	the evolution of the markets in which we compete;

●	political instability associated with operating in current and future emerging markets we have entered or may later enter;

●	risks associated with our ability to obtain and maintain adequate insurance to cover risks associated with business operations now or in the future;

●	our ability to adhere to legal requirements with respect to the protection of personal data and privacy laws;

●	cybersecurity risks, data loss and other breaches of our network security and the disclosure of personal information or the infringement upon our intellectual property by unauthorized third parties;

●	risks associated with the performance or reliability of infrastructure upon which we rely, including, but not limited to, internet and cellular phone services;

●	the risk of regulatory or other lawsuits or proceedings relating to our platform or the peer-to-peer car sharing we facilitate;

●	increased compliance risks associated with operating in multiple foreign jurisdictions at once, including regulatory and accounting compliance issues;

●	our ability to manage the risks associated with current defaults of our outstanding indebtedness and other payment obligations to third-parties and breaches or potential breaches of our contractual and other outstanding obligations;

●	other risks and uncertainties described in this Annual Report on Form 10-K, including those under the section entitled “Risk Factors.”

If any of these risks materialize or any of our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that we presently do not know or that we currently believe are immaterial that could also cause actual results to differ materially from those contained in the forward-looking statements. In addition, forward-looking statements reflect our expectations, plans or forecasts of future events and views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments may cause our assessments to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this Annual Report on Form 10-K. Accordingly, undue reliance should not be placed upon the forward-looking statements. Actual results, performance or achievements may, and are likely to, differ materially, and potentially adversely, from any projections and forward-looking statements and the assumptions on which those forward-looking statements were based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance as projected financial information and other information are based on estimates and assumptions that are inherently subject to various significant risks, uncertainties and other factors, many of which are beyond our control. Forward-looking statements are not guarantees of performance. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements.

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

“Business Combination” means the business combination of the IOAC and Zoomcar pursuant to the terms of the Merger Agreement and the other transactions contemplated by the Merger Agreement.

“Bylaws” means the Amended and Restated Bylaws of the Company as in effect on the date of this10-K.

“Charter” means the Amended and Restated Certificate of Incorporation of the Company as in effect on the date of filing of this Annual Report on Form 10-K.

“Class A Ordinary Shares” means the Class A ordinary shares, par value $0.0001 per share, of IOAC, prior to the Closing of the Business Combination.

“Class B Ordinary Shares” means the Class B ordinary shares, par value $0.0001 per share, of IOAC, prior to the Closing of the Business Combination.

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

“IPO” means the initial public offering of IOAC’s Units at a public offering price of $20,000 per Unit that it consummated on October 29, 2021.

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

“Merger Sub” means Innovative International Merger Sub, Inc.

“Nasdaq” means The Nasdaq Stock Market LLC.

“Ordinary Shares” means the Class A Ordinary Shares and Class B Ordinary Shares.

“OTCQX” means the OTCQX Best Market of the OTC Markets Group.

“Post-Closing Amendment” means the amendment to the Merger Agreement, dated as of December 29, 2023.

“Public Warrants” means one (1) whole redeemable warrant that was included in as part of each Unit, entitling the holder thereof to purchase one (1) share of Common Stock after the Business Combination at a purchase price of $11,420.00 per share.

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

“Units” means the units issued in the IPO consisting of one (1) Class A Ordinary Share and one-half (1/2) of one Public Warrant.

“Warrant Agent” means Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC).

“Zoomcar Common Stock” means, collectively, the shares of common stock, par value $0.0001 per share, of Zoomcar, Inc. prior to the Business Combination.

“Zoomcar, Inc.” means Zoomcar, Inc., a Delaware corporation. References herein to Zoomcar will include its subsidiaries to the extent reasonably applicable.

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

Founded in 2012, our online platform facilitates mobility in emerging markets, where convenient, cost-efficient transportation options are limited. Guests on our platform browse and choose from a range of available car models, makes, sizes and price points to book vehicles listed on our platform by Hosts. Hosts, in turn, can turn underutilized vehicles into revenue-generating opportunities by sharing their cars with individuals who require a car to satisfy leisure, work or other short to medium-term transportation needs. Further, in October 2022, we entered into the Merger Agreement with IOAC, a special purpose acquisition company with securities traded on the Nasdaq Stock Market pursuant to which we agreed, subject to satisfaction of certain conditions and the terms of the Merger Agreement, to engage in and consummate the Business Combination transaction. The Business Combination was consummated on December 28, 2023. Pursuant to the Business Combination, Merger Sub, a Delaware corporation and a wholly owned subsidiary of IAOC, merged with Zoomcar, Inc. with the Company continuing as the surviving entity. Zoomcar, Inc. thus became a wholly owned subsidiary of IAOC and IAOC was renamed as Zoomcar Holdings, Inc. with its securities traded on the Nasdaq Stock Market. As a result of this Business Combination, the stockholders (including common and preferred stock) of Zoomcar, Inc. were issued common stock of the Company. Subsequently, on May 6, 2025, Zoomcar Holdings, Inc. (the “Company”) received notice Nasdaq that the Nasdaq Hearings Panel (the “Panel”) has determined to delist the Company’s common stock and public warrants after it failed to meet certain continuing listing standards within the prescribed time period. Following the delisting of its common stock from the Nasdaq Global Market, the Company continues to be a reporting company under the Securities Exchange Act of 1934. The Company’ common stock and public warrants have commenced trading on the OTC Markets Group trading platform at the open of trading on May 8, 2025, under the symbols “ZCAR” and “ZCARW,” respectively. The Company has applied for trading on the OTCQX Best Market for its common stock and on the OTCQB Venture Market for its public warrants.

We believe our business model is particularly well-suited to emerging markets because of the transportation challenges faced by urban residents in these areas. In India, the market that Zoomcar serves, the costs of car ownership can be prohibitively high relative to average personal income levels, with less than ten percent of persons in these markets owning a car. At the same time, these individuals typically lack access to alternative transportation modalities that are sufficiently convenient or affordable. The market also has growing middle classes, rapidly urbanizing metropolitan areas, and vast numbers of young, tech-fluent citizens. In total, these overarching demographic trends all contribute to management’s estimated total addressable market for year ended March 31, 2025 in emerging markets of $108 billion, of which India accounts for $11 billion, making India the most important market for us. The opportunity around the growing total addressable market is further described under the heading “Market Opportunity” below.

Already present in over 94 cities across India, we plan to continue evolving our platform offerings to meet Guests’ mobility needs in ways that are convenient, modern and cost-efficient, providing both transportation solutions and entrepreneurship opportunities within the communities where we operate. Our business model has evolved since our inception, as our platform originally offered short-term rental of vehicles owned or leased directly by Zoomcar. Between 2018 and 2020, we began shifting the focus of our technology and product development efforts towards capabilities relevant to our current “asset-light” business model focused on our digital platform for peer-to-peer car sharing. We completed our business model shift during the second half of 2021. Over time, we have expanded our platform’s functionality, and we continue to evolve our offerings as consumer preferences change.

Our technology is the backbone of our peer-to-peer car sharing platform. As of March 31, 2025, nearly half of our full-time employees are employed as technical staff that develop and refine the artificial intelligence and machine-learning algorithms that, among other things, help to optimize pricing models, determine appropriate damage coverage options for Guests, present Hosts and Guests with opportunities for ratings-based rewards and to monitor appropriate use of our platform. Our platform provides powerful tools for vehicle searching and discovery, Host and Guest chat and vehicle and driver tracking and ratings features. Highly-ranked Hosts with multiple vehicle offerings and highly rated prior hosting experiences can earn favorable placements for their vehicles on our platform. Guests can use the Host ratings and reviews shared on our platform to choose vehicles that best suit their needs and preferences. Our customized GPS-enabled vehicle tracking systems allow us to integrate Guest driving data into our computation of “driver scores” which comprise an important part of the feedback and review systems that collectively foster a trust-based community of Zoomcar platform users. We supplement our core platform technology through a software-enabled keyless entry application that is deployed across the vast majority of Host vehicles, thereby enabling Guests to access booked vehicles in a contactless fashion through their personal smartphones.

As of March 31, 2025, we had approximately 40,221 registered Host vehicles and approximately 4 million active Guests (defined as Guests who have searched our platform for vehicles or bookings within the preceding twelve (12)-month period) participating in our marketplace.

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

Bookings

Guests book and pay for the use of vehicles directly through our platform through our mobile applications (Android and iOS) or website. We refer to a scheduled trip or other vehicle use case (e.g., booking a car for a three-day leisure outing) as a “trip,” and a trip arranged through our platform as a “booking.” We consider a trip booking process to be complete when a Guest selects a listed vehicle for a trip and pays Zoomcar the upfront portions of the total trip fees, as further described under the heading “Payments/Revenues” below. Guests can view upcoming and past bookings within our app and can also extend or modify bookings through the platform (with associated fees, as applicable). Guests can also start and end bookings remotely from their mobile app and have opportunities to accumulate or redeem rewards and incentives associated with trips they complete with booked vehicles, as further described below.

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

Rewards and Incentives

We utilize certain rewards and incentives to encourage repeat and incremental transactions on our platform. For example, Guests that refer new customers to Zoomcar receive redeemable credits when new users complete bookings; These credits are also issued as a part of loyalty program which involves discounts or credits offered to Guests that they can redeem when booking subsequent trips on our platform.

Industry and Consumer Preferences

Our platform is designed around consumer preferences and aims to provide smart transportation solutions within urban communities across emerging market countries. Mobility options are currently limited in the markets we serve and the transportation options that are currently available are often outdated, expensive and, in many cases, inflexible and inconvenient for short-term needs. Our business model and platform offerings continue to evolve with changing consumer expectations and the observable shift in emerging market populations toward personalized, digitized goods and services offered on-demand. We believe that our positioning in most major cities in India, together with our scalable technology and platform features, make Zoomcar well-positioned to continue attracting customers from addressable markets with few parallels in terms of scale and size. As further described below, based on publicly available population and economic data published by the United Nations, Fitch and other sources, coupled with Zoomcar management estimates informed by professional experience, as of March 31,2025, our platform has a serviceable addressable market in emerging markets of approximately $25 billion, assuming a penetration rate of less than 25% among potential customers expected to fall within certain demographic parameters, and a total addressable market of $108 billion in emerging markets, assuming broader adoption across a potential customer base that includes Hosts and Guests across the 25 countries we identify as our potential target markets. Based on the estimates and the bookings catered by our platform we estimate that the size of the total addressable market in India is $43.2 billion, and hence, at present we are focused on investing our technology and financial resources in India. Currently all of our revenue is derived in India and as of the date of this Form 10-K have ceased operations outside India. There is no guarantee we will be able to expand into any additional markets or raise significant revenue in any new markets in which we might operate in the future.

Limitations of Current Mobility Offerings in Emerging Markets

With the rapid transition to digitally enabled consumer services, the limitations of the present mobility options in emerging markets have become more apparent:

●	Personal car ownership is expensive, inefficient and not scalable for most of the urban population. Publicly available predictive demographic data suggest that, by 2025, there will be an estimated population of 1.8 billion across “our target urban centers within these emerging market countries,” defined to include 25 countries located within Southeast Asia, countries situated in and around the Middle East and North Africa, Latin America and Central Asia (“MENA”), with corresponding vehicle ownership which we estimate (assuming a 5% compound annual growth rate) to exceed 200 million cars across our target emerging markets during the same time period. Even with this seemingly large number of cars, personal vehicle ownership rates currently remain below 10% across a majority of our target emerging markets economies. Further, in contrast to Western markets, owning a car in emerging markets can be prohibitively expensive relative to average incomes. High import duties and excise taxes in many emerging markets contribute to expensive upfront vehicle prices. At the same time, the used car market in emerging markets remains largely decentralized, unorganized and offline, thereby making it more challenging for consumers to obtain transparent, affordable pricing for quality vehicles. Additionally, the vehicle financing market remains largely undeveloped in our target emerging markets, as interest rates may be between 10% and 15%, with many financiers requiring down payments of 20% to 30% or higher. Additionally, even traditional car leasing options are in short supply in many emerging markets given the relatively high interest rate environment and lack of robust, reliable credit data, combined with other barriers to entry that may be presented by local regulatory considerations.

●	Ride sharing solutions (similar to Uber or other local market equivalent) cover very different consumer use cases and do not meet longer-distance travel requirements. Ride sharing solutions generally serve limited use cases that are focused on intra-city point-to-point travel. We believe the majority of ride sharing use cases are for trips under 15 miles, above which the pricing becomes unattractive to most consumers, as pricing models need to take into account the costs associated with the driver’s return trip, which we believe may add between 20-30% to the overall trip price. In addition to being a more cost-effective alternative to ride sharing, we believe that car sharing offers advantages relating to autonomy, privacy, convenience and comfort. Moreover, the range of vehicle options available through a car sharing platform greatly outweigh those options available under a ride-hailing option.

●	Traditional car rental and chauffer services in our target emerging markets are generally unorganized, largely offline, and oftentimes still come with a driver included. A collection of smaller, largely offline operators provides car rental services to the end consumers needing cars for personal use in our target emerging markets. In the absence of traditional car rental companies, these local “mom and pop” providers offer less standardized services that do not provide the driver with significant choice or price transparency (e.g., many still require an upfront cash deposit). Additionally, the offline providers typically do not have broad local presences and are thus unable to offer value added services like home delivery or flexible vehicle extensions. The unorganized rental providers also focus on offline fulfilment which is not digitally enabled and therefore require significant manual intervention to start the trip. A final key distinction with traditional car rental service providers in our target emerging markets is that many remain focused on providing the vehicle alongside a chauffeured driver, thereby adding to the expense of the car use.

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

Serviceable Addressable Market

We regard serviceable addressable market as an indicator of our near-term or medium-term revenue potential based on our current platform offerings, subject to various contingencies and assumptions. Zoomcar management estimates our annual global serviceable addressable market opportunity to be approximately $25 billion, taking into account publicly-available demographic and other predictive population data and assuming that, within the same time period, our customer base expands to a total of 75 million Guests from among the total estimated population expected, by 2025, to have the following attributes (collectively, our “core demographic criteria”): residing in an urban center within one of Zoomcar’s 25 potential emerging market countries; having annual reported income within the top 65th percentile within the country of residence; between 18 and 50 years of age; and holding active drivers licenses. Based on publicly-available demographic and economic data and Zoomcar management analysis, 310 million people across our target emerging markets was expected to meet these demographic criteria by 2025; we estimate, for purposes of serviceable addressable market, that approximately 24% of this total population cohort, or 75 million persons, can now book vehicles on our platform by 2025. We have also assumed, for purposes of estimating serviceable addressable market, that, for year ended on March 31 2025, our ATV was $60 of which Zoomcar’s revenue share of total GBV is ~45%. Our estimate of serviceable addressable market is not a forecast or prediction of Zoomcar’s expected operating results and is merely an estimate of Zoomcar management’s view of our addressable market, assuming, among other things, availability of quality vehicles, participation in our platform by Guests and Hosts, consistency of economic, global health and other conditions that affect our business, our customers and the markets in which we operate.

Total Addressable Market

We view total addressable market as an estimate of our platform’s total revenue potential by 2025, reflecting publicly-available demographic and economic data, as well as management estimates informed by industry knowledge and professional experience. Based on the bookings served on our platform and management estimates that, our annual global total addressable market opportunity has expand to approximately $108 billion for the year ended on March 31, 2025, using the same broad-based criteria and methodology as our estimate of serviceable addressable market, and assuming, for purposes of estimating total addressable market, that all of the persons expected to meet our core demographic criteria in 2025 are Guests engaging in transactions on our platform. For Zoomcar to achieve results approaching this total addressable market would require, among other things, expansion of our current platform functions and capabilities to meet a broader range of mobility needs and use cases and significant increases in listed vehicles and density of listings, resulting in more bookings and increased booking days by customers within our target emerging markets. As with our estimate of serviceable addressable market, Zoomcar management’s estimate of total addressable market is not a forecast or prediction of Zoomcar’s expected operating results but is intended solely as an estimate of the total market and revenues potentially available to us based on demographic data and management’s assumptions, informed by professional experience and industry knowledge, without attempting to take into consideration the numerous additional factors impacting our business, our customers and our target emerging markets.

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

Competitive Advantages

Zoomcar’s primary value proposition as a platform stem from the incredible depth and breadth of vehicles offered to Guests combined with an innate ability to provide consistent hyper-local convenience and flexibility across each transaction:

●	Unique Inventory. As on March 31, 2025, we had approximately 542 vehicle models that were listed on our platform by Hosts at thousands of pick-up locations mainly in India (which was our main market and is currently our only market). The number, size, model and makes of the vehicles listed by Hosts change from time to time but generally include a wide range of different vehicles, including SUVs, compact cars, sedans and electric vehicles. As of March 31, 2025, around 49% of our GBV was generated by trips booked with SUVs or other premium-segment vehicles and around 61% of GBV was generated from trips involving newer-model cars (manufactured in 2022, 2023, 2024 and 2025).We believe that the volume and diversity of vehicles offered by Hosts through our platform is one of our greatest assets in attracting Guests, particularly when contrasted with the cars that tend to be available through many traditional car leasing businesses in our core markets, many of which offer a more limited selection of vehicles. By offering Guests greater choice, convenience, flexibility, and comfort, we are able to reinforce positive associations with our brand and are more likely to receive positive feedback from Guests, who, consequently, are more likely to remain loyal to our platform once they have had a positive experience with a first booking or initial trip.

●	Convenience. The number of Host vehicles available on our platform, as well as the high geographic concentration of such vehicles, particularly in the largest urban areas in which we operate, maximizes Guest convenience by reducing travel time to vehicle pick-up locations. Even if part of an individual’s travel plan involves other modes of transportation such as plane travel, Zoomcar’s substantial presence in the urban areas where we operate make our platform a good option for seamless last-mile connectivity. Further, our strong hyper-local proximity helps unlock a litany of shorter-duration, in-city use cases that encourage more frequent platform usage and complements robust organic demand for longer-duration, out-of-city travel. Strong vehicle density also helps enhance overall demand (particularly related to augmenting demand for shorter duration weekday use cases) for car sharing in our core markets, as it dramatically helps improve the convenience of the platform. As our platform increasingly benefits from network effects, we expect to further improve listed vehicle density in our largest cities.

●	Affordability. Compared to more traditional transportation offerings in our target emerging markets, such as chauffeured car services, we believe our platform offers an economically better value proposition to our Guests. For example, depending on the distance and use case, we estimate, based on our experience and customer feedback, that the cost of booking a mid-range priced car on our platform would cost significantly less than it would cost to rent a chauffeured car for the same trip. As our marketplace continues to grow, we believe that our platform’s affordability advantages over alternative mobility solutions will continue to improve, due to increasing numbers and varieties of vehicles being offered to Guests at a broader range of prices.

●	Customer Loyalty. We have a highly engaged community of Hosts and Guests, many of whom regularly share their feedback on our platform. We monitor platform feedback on an ongoing basis, and the input we receive from Hosts and Guests informs us of the ways in which we continue to evolve platform tools and functionality. We track Host and Guest bookings over time and use the data to determine incentives and rewards and to develop customized offerings upon subsequent bookings. Highly-ranked Hosts have access to particular benefits that are intended to reinforce their continued participation in our marketplace, including by opening to them additional price optimizing and revenue-earning features. Guests, in turn, also receive rewards and benefits based on repeat bookings. Our referral program, which is currently offered to Guests and Hosts, rewards existing customers for bringing new customers to our platform.

●	Culture and Team. Our team’s commitment to building a marketplace to facilitate better use of personal vehicles through car sharing is critical to our success. Our management team has deep domain experience across marketplaces in our core geographies and the largest addressable markets, including India and Southeast Asia. Over the years, we have been recognized by several publications for our employee-centric work culture, and we view our retention levels, particularly in technical roles, as an indicator of the strength and longevity of our team.

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

Risk and Oversight. Our driver score combined with our machine-learning-based risk models help to customize and personalize the trip protection fee for each booking. Drivers scores for Guests also form the basis for our determination, from time to time, though infrequent, whether a Guest must be permanently expelled from our platform because of behavior that does not comport with our policies, terms and conditions or that may be detrimental to our trust-based community. Our customized computer vision capabilities also allow us to match images of a Guest based on multiple forms of government identification at the time of Guest onboarding, upon a Completed Booking and upon commencement of a trip or use case, which provides another safety and accountability “check” for the benefit of platform participants.

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

Data and Tracking

At the core of our custom-built tools and machine-learning-driven insights is our proprietary data collected from millions of trips completed since inception. We use the data that we collect from Hosts and Guests to inform us of our evolving platform functionality to meet customer needs and preferences. For example, our platform provides Guests with personalized pricing and specific catalogue-based recommendations depending on the Guest’s prior search and booking history. For Hosts, Zoomcar offers specific pricing and discounting recommendations to help them maximize earnings on the platform.

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

Platform Participants: Hosts and Guests

Zoomcar has built a leading sharing marketplace currently in India. Our peer-to-peer platform connects Hosts and Guests through our marketplace and enables Guests to book from a wide variety of vehicles that are conveniently located in their community. As of March 31, 2025 we had approximately 40,221 registered Host vehicles and 4.04 million active Guests (defined as unique Guests who have searched our platform for vehicles or bookings within the preceding twelve (12)-month period at least one time) participating in our marketplace.

Hosts

Our platform provides Hosts, whether they own a single car or several, to realize their entrepreneurial potential and obtain a new form of financial independence. We provide a way for Hosts to generate income from their underutilized vehicles. The following are some of the most typical categories of Hosts using our platform:

●	Retail Hosts. Many Hosts list a single car on the Zoomcar platform with the objective of using car-sharing income as a way to reduce their monthly costs associated with car ownership. We refer to such Hosts as “Retail” Hosts. For these Hosts, their monthly vehicle usage is generally low and, therefore, they look to monetize the vehicle’s downtime through listing on the Zoomcar platform. This provides them with an incremental monthly income to supplement their full-time employment. The majority of Zoomcar’s active hosts fall under the category of Retail Hosts.

●	Entrepreneurial Hosts. We refer to Hosts with two to 10 listed vehicles on the Zoomcar platform as “Entrepreneurial” Hosts. Many of these Hosts started out listing just one vehicle part-time and, over time, have come to regard our marketplace as a place where they can fulfil their entrepreneurial ambition and earn a consistent income. In many instances, these Hosts use the Zoomcar platform as an opportunity to build their own small business within their own neighborhoods and broader communities. Over time, Entrepreneurial Hosts may establish long-term “fleets” of vehicles and many Entrepreneurial Hosts may become experts in leveraging Zoomcar’s platform tools and recommendations to further maximize the income they can generate from the platform. While a minority of Zoomcar’s active hosts fall under the category of Entrepreneurial Hosts, these Hosts do contribute to a majority of Zoomcar’s bookings and overall business volume.

●	Professional Hosts. Professional Hosts list more than 10 cars at a time on our platform. Their participation in our marketplace often supplements a small offline rental car operation or a group of vehicles part of a prior rental business, most commonly in more tourist-centric locations. For these Hosts, Zoomcar’s marketplace allows them an opportunity to increase fleet utilization and earn incremental income on their broader vehicle portfolio. Professional Hosts do not typically start as retail or entrepreneurial Hosts and are typically onboarded through offline business development channels and use our platform as incremental lead generation. Less than 1% of all Zoomcar Hosts currently fall under the category of professional Hosts.

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

Pricing Control
Suzuki Swift ZXI
More car information here
₹120/hr
₹90/hr
Auto Pricing
Zoomcar will set the price
Factors impacting your pricing
Rating
Supply
Demand
4.0
Pricing Control
Suzuki Swift ZXI
More car information here
1
2
3
4
5
6
7
8
9
0
Suzuki Swift ZXI
More car information here
Suzuki Swift ZXI
More car information here
Pricing Control
Suzuki Swift ZXI
Pricing Control
Suzuki Swift ZXI

●	Customizable Tools. We offer certain highly-ranked Hosts the ability to offer doorstep delivery to Guests, allowing an associated higher booking fee, when selected and, over time, we plan to introduce additional personalized services that Hosts can offer to Guests through our platform. We are also building tools to allow entrepreneurial Hosts the ability to offer features such as a flexible one-way drop-off to another city. We believe these additional personalized service offerings will be beneficial to Hosts and Guests alike and may help Zoomcar increase penetration and market share by offering further transportation options to a more diverse set of customers.

●	Entrepreneurial Host Support. Our platform provides Hosts with a suite of tools to build supportive ecosystems around their vehicle businesses with Zoomcar. These tools currently include performance analytics, Guest demand heat maps, sophisticated earnings calculators and vehicle recommendations based on the Host’s personalized earnings history. This support in turn helps further grow the platform of Hosts.

●	Damage Protection. Each of our Guests is required to select a trip protection coverage package to be applied to the costs of repairs in the event a Host vehicle is damaged during a trip.

●	Host Support Services. Zoomcar offers 24-hour support to Hosts through customer support centers and chatbots. The customer support particularly focuses on any potential dispute resolution between Guest and Host (usually focused on trip level charges or fees applied post booking) or any support in the event of an in-trip accident or breakdown.

●	Preferential Placements. Top-rated Hosts qualify for special placement within the Zoomcar vehicle catalogue, ensuring that their vehicles are more prominently and favorably displayed to Guests. In certain instances, highly-rated Hosts also qualify for certain platform badges and tags which raise further awareness of those Hosts and their listed vehicles among Guests searching our platform.

Guests

During the year ended March 31, 2025, around 316,528 Guests booked approximately 678,708 booking days on our platform. The low average vehicle ownership rates across Zoomcar’s core addressable markets, present us with opportunities to solve a variety of Guests’ transportation needs through our platform. Guest “use cases” can be grouped as “in-city” and “outside-the-city” trips. Examples of typical in-city use cases include short errands, airport pickup, work-related tasks, travel to events and social gatherings, extended test drives and temporary vehicle repair replacement. Typical outside-the city use cases include vacation travel, religious pilgrimages, visits to other cities and work-related site visits.

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

●	Convenient Access. As of March 31, 2025, Zoomcar had approximately 40,221 registered Host vehicles on its platform, with many of the densest urban areas in the locations where we operate providing Guests with cars to book at multiple convenient locations of their choosing. Given the infrastructure and traffic challenges in most of our core markets, our platform therefore offers travel solutions not currently available when contrasted with unorganized, offline traditional car leasing businesses that tend to require Guests to travel to a fixed destination that may be miles from where they live or work to even pick up the car that they want to use. Recently, some of our highly-ranked Hosts have begun offering doorstep delivery options; in the future we expect to offer one-way bookings where vehicles can be dropped off at a location other than the original pick-up location. The cars listed by Hosts on our platform also tend to include a variety of vehicle makes and models, with many including specific add-ons useful to Guests for particular trips needs; participation by our Entrepreneurial Hosts bolsters our ability to offer Guests an assortment of vehicles at consistent times. Instead of being restricted to pricing models, advanced reservation processes and limited selection more typical of old-fashioned leasing businesses, Zoomcar’s platform is more agile, personalized and suitable to the needs of emerging markets’ younger, tech-enabled urban populations who demand more choice, convenience and flexibility.

●	Choice. Our platform listings tend to include a wide variety of vehicle makes and models and participation by our Hosts bolsters our ability to offer Guests an assortment of vehicles at consistent times. While exact vehicle selection varies over time, our Hosts regularly list compact cars, sedans, SUVs, luxury, and electric vehicles, often with specific add-ons such as luggage or bicycle racks, extra storage, children’s car seats, USB cables or other features that meet Guests’ specific travel needs. This diverse range of vehicle options allows Guests to find the right vehicle for the right trip.

●	Community Input. Our platform is oriented around customer feedback and Guests are encouraged to provide reviews of their booking experiences, which we monitor and make public for the benefit of Hosts and other platform users. Transparency and trust are critical values to the Zoomcar community, and we strive to monitor use of the platform in keeping with these principles, cancelling platform access in cases of abuse of the platform or commission of bad acts during bookings. Consistently negative Guest inputs result in Hosts not receiving prominent placement within Zoomcar’s vehicle search catalogue. Over time, this will result in materially fewer bookings for that respective Host. We believe this is a strong inducement for the Host to perform their duties in accordance with the expectation of the broader Guest community.

●	Frictionless Experience. Our marketplace is set up to foster efficiencies of resource-sharing and maximize positive, frictionless experiences between Hosts and Guest. We promote these values, and protect the privacy of Guests and Hosts alike, through our keyless entry system and various communications features and settings. Hosts and Guests can exchange messages through our apps, to coordinate on certain details, but there is no need for prolonged exchanges or negotiations, as pricing and booking details are confirmed before a trip begins.

●	Flexibility. Our platform seeks to accommodate Guests’ changing travel needs through the design of our booking modification system, as well as an in-trip extension offering. These features help ensure that the Guest has access to the vehicle for the exact amount of time required, subject to vehicle availability. We also support a number of Guest payment options, including payment by credit card, debit card, online banking, digital wallet and various other payment platforms, subject to availability in relevant markets.

Platform Features for Guests

Our platform provides a number of capabilities and specific features to support Guests:

●	Accounts. We aim to make it easy for individuals in search of vehicles to join our platform, but we also require community members who want to use Host vehicles to provide basic identification and driver’s license information, which Zoomcar checks against publicly available information for verification purposes.

●	Vehicle Catalogue. Our platform is designed to provide vehicle-seekers with an exciting, engaging car browsing experience. Guests can search listed vehicles by a variety of criteria, including booking price, location, car type, prior ratings and other parameters. Hosts are provided with instructions and tips on taking and uploading high-quality images and preparing listing information so that Guests have information and choice at their fingertips when searching our catalogue of available vehicles.

●	Bookings. Guests select vehicles and pay for bookings directly through our platform on our mobile applications (Android and iOS) or website. We intend for our booking process to be easy to navigate, and convenient to complete and we aim to provide Guests with visibility and transparency into pricing, damage protection costs and the platform’s policies. We currently accept online payments via credit, debit card, online banking or digital payment alternatives like UPI (in India) or other country specific digital wallet providers. As part of our booking experience, Guests select from several trip protection options, at different price levels based on algorithmically-determined formulae. Hosts and Guests in India (but not in the other countries in which we operate currently) enter into a contractual lessor-lessee arrangement using “click-through” acceptance technology via our platform at the time of a booking.

●	Trips. Guests can view their upcoming and past trips within our app and can extend a trip or modify a booking based on their specific preferences. Guests can also start and end their booking remotely from their mobile app via a seamless keyless entry process through in-vehicle hardware equipped in the majority of Host vehicles. For airport bookings, Guests can request the vehicle at the terminal location. Select high-rated hosts can also offer the Guests a doorstep delivery option for an additional fee set by the Host.

●	Messaging. Guests can message Hosts through our app if additional information is required to complete a booking or if a mid-booking issue arises, which can help reduce overall process friction. In-app messaging also allows Guests to communicate special requests to the Host prior to the trip. Direct messaging between the Host and Guest help to dramatically smooth out any last mile challenges such as precise directions to the vehicle, starting the vehicle, specific vehicle control usage, among others.

●	Support. Our app provides Guests with instructions on our onboarding, booking (including booking modifications and extensions) and payment processes, along with frequently asked questions; we also offer real-time customer support 24 hours per day, seven days per week by telephone, email, social media, and, in some cases, direct chat. Connection to roadside assistance through most major providers in our core markets is available for Guests through our app and we track Guest locations during trips using our GPS-connected hardware devices.

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

●	Community Impact. Our platform affords Hosts opportunities to independently generate income and establish small businesses. Further, becoming a Host requires relatively little time and effort and affords participants a certain level of autonomy and flexibility that resonates with individuals compared to more traditional ways to supplement household income. Additionally, given that most completed trips are relatively local and rarely international, the entrepreneurial opportunities we create generally result in income generated and spent largely locally, within Guests’ and Hosts’ own community or adjacent neighborhoods, thereby potentially further benefiting other local businesses.

●	Mobility Access. A significant portion of our Guests do not own a personal car, which we believe reflects, among other factors, the space and financial constraints affecting urban residents of many urban markets. Our car sharing approach provides a more economical solution than vehicle ownership for people who only need, or can only afford to obtain, access to a car on a short-term or intermittent basis.

●	Environmental Benefits. Traffic and air pollution are commonplace in many emerging markets and environmental conditions are expected to deteriorate further as population growth continues. Our fundamental proposition is to offer vehicle access to Guests who require it for a fixed, finite interval, which is inherently more efficient than a personal ownership model. A sharing model such as our platform, in which costs are directly correlated with utilization, discourages over-utilization of cars, thus reducing miles driven on a per capita basis. A 2017 study by Transport & Environment, a leading European clean transport campaign group, suggests that car sharing platforms may reduce the number of personal vehicles purchased by 5 to 15 cars per shared car in markets where car sharing becomes prevalent. Accordingly, based on the huge volume of Hosts registered on our Platform we believe that our platform could have an effect of reducing CO2 outputs. . Additionally, should the proportion of electric vehicles on our platform increase, we expect such increased proportions, if any, would further impact the CO2 output that our platform can reduce. Furthermore, these positive effects would be amplified if we are able to add more and more dense cities globally (such as Dhaka, Lagos, São Paulo and others), as the usage per car per month on our platform would likely continue to increase.

The Zoomcar Network Effect

Our platform affords Hosts opportunities to independently generate income and establish small businesses in high growth economies where jobs and resources remain scarce relative to need. Further, becoming a Host requires relatively little time and effort and affords participants a certain level of autonomy and flexibility that resonates with individuals compared to more traditional ways to supplement household income. Additionally, given that most completed trips are relatively local and rarely international, the entrepreneurial opportunities we create generally result in income generated and spent largely locally, within Guests’ and Hosts’ own community or adjacent neighborhoods, thereby potentially further benefiting other local businesses.

Trip-based Vehicle Protection

One of the concepts fundamental to our platform is that a Host should not be responsible for vehicle repair costs if the vehicle was damaged during a Guest booking. At the time of a booking, our Guests select from several possible trip protection options at different pricing levels. In these packages, Guest liability for vehicle damage costs is typically capped at a set amount depending on the coverage fee selected by the Guest. If damage to a listed vehicle occurs during a booking, the Host completes any necessary repairs at pre-approved service centers and Zoomcar, on a case to case basis, bears the repair costs which falls within a standardized pre-approved range. To date we have opted not to obtain third-party insurance for Host vehicle damage or for Guest or Host theft or other losses, as we believe it is more cost-effective to manage the associated costs in-house through the collection of the Guest’s trip protection fees. We will continue to assess this determination as our business grows and evolves over time.

Our Growth Strategy

Going forward, we plan to continue improving platform functionality and offerings to better serve the mobility needs of additional Hosts and Guests within our current core markets. Improvement of the core product combined with the development of additional features will likely provide the greatest sustainable growth lever to the platform. We believe that additional spending on sales and marketing efforts may be useful in these efforts, as most of our platform expansion to date has resulted from word-of-mouth and brand reputational effects, as opposed to dedicated marketing spend. While we are not currently looking to expand our operations, we expect to continue to assess expansion opportunities as they become available to us over time and, in the near term, plan to continue focusing on our efforts to provide high-quality experiences for Hosts and Guests, with expanding functionalities that we believe will, over time, further expand the variety of use cases for which Guests rely on our platform. Some of the key elements of our near-term growth strategy include:

●	Evolving Platform Functionalities to Capture Additional Bookings. We plan to continue improving our core product offering for both Guests and Hosts, incorporating enhancements to our core technology and data science platforms to improve functionality and convenience for Guests, while also further strengthening listing, monitoring, and customization experiences available to Hosts. We believe that such improvements will support increasing levels of organic traffic to the platform and, in turn, increased volumes of transactions on the marketplace.

●	Increasing High-Quality Listings. While the density of listed vehicles available in the largest urban areas where we currently operate has improved significantly during the past year, we believe there is considerable opportunity to further enhance our offerings in such areas. Robust future growth depends on our ability to continue attracting Hosts offering high-quality vehicles onto the platform. We plan to continue our efforts to reward and encourage highly-ranked Hosts and expect to continue growing our Host referral program.

●	Encouraging Post-Booking Engagement by Guests. At present, most Guests use our platform during discrete time periods, such as when planning a specific trip. In the future, we aim to achieve greater post-trip and between-booking engagement with our Guests. Through awareness building for a wider array of vehicle use cases, we believe that we can meaningfully deepen our Guest engagement following trips. Additionally, as our “supply” of high-quality Host vehicles improves over time, we believe it will become apparent to Guests that they can conveniently access cars in their neighborhood for a broader variety of purposes than just specific longer trips, hence stimulating further engagement and more frequent bookings. Going forward, we expect to rely more heavily on rewards and loyalty programs intended to further encourage post-booking engagement with our platform by Guests.

●	Expanding Use Cases by Partnering with Adjacent Businesses. Considering the wide array of Guest use cases that our platform is able to facilitate, it is essential that we continue to focus on bolstering our brand’s awareness to the wider consumer community. As part of our strategy, we intend to explore an increasing number of strategic partnerships to improve our broader distribution with various potential customer segments. To enhance our prospective Guest acquisition efforts, we consider it important to associate with partners who have consistent access to key consumer segments. This will allow us to widen our reach and communicate more consistently with different audiences of prospective Guests. This will also help the platform to better serve the increasingly mixed-use cases that are likely to emerge as we continue to grow. Select prospective partners include, but are not limited to airlines, travel platforms, and accommodation providers.

Marketing and Sales

While our current principal sales and marketing activities are largely focused on encouraging incremental bookings and platform transactions among our existing Hosts and Guests, we also selectively invest in certain brand awareness and advocacy efforts, such as partnerships with adjacent brands and businesses, to help improve brand and platform awareness among new customers. For example, through our partnerships with dealerships and service centers, Hosts are offered preferential financing and service packages, among other benefits. We also view our efforts to encourage existing Hosts to share feedback with other platform users as part of our marketing efforts, together the with Host referral incentives. Additionally, we encourage supplemental and repeat vehicle listing by Hosts through the tools we offer to maximize pricing and revenue generation and by continually offering Hosts supplemental tips and instructions on creating successful vehicle listings so that they are likely to enjoy more frequent bookings and, consequently, earn more from the vehicles they list on our platform. We have a dedicated sales team that provides support to Hosts during the onboarding and vehicle registration process with a goal of ensuring a positive, seamless process for Hosts, thereby encouraging Hosts to maintain existing listings for longer periods and also to list new vehicles on our platform over time. In general, we view our efforts, including the creation of Guest ratings system and tags and badges (e.g., “Five Star” reviews) and other functionality to encourage highest-quality offerings and behavior by our Hosts as ultimately creating a self-perpetuating flywheel effect, as Hosts and Guests benefit mutually from increased platform transactions and high degrees of satisfaction by all participants in bookings through our platform. With respect to Guest-oriented sales and marketing efforts, we utilize certain paid media efforts, together with our Guest referral program, and new app installs and retargeting efforts, to attract and retain Guests to our platform. The overarching goals of our marketing and communications programs are growing brand awareness and creating Zoomcar advocates through the development and distribution of proprietary customer engagement content (e.g., destination/vehicle photography and social media posts) that helps communicate the platform’s value proposition for both Guests and Hosts. We also maintain a dedicated media and external communications team to help manage the brand’s reputation across the various public relations mediums in our operating markets.

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

If any of the global operators mentioned above were to enter our core market, we believe we would compare favorably to their customer offerings based on multiple factors, including that our platform permits localization and an easy-to-use customer experience, locally trained data models with personalized recommendation engines, and local team members who have spent their entire professional careers building similar businesses in our core geographies.

While we believe that we compare very favorably against the potential competitors described above, we believe that our strongest Guest-based competition comes in the form of other transportation alternatives such as mass transit, scooter/motorcycle, three-wheeler, or a chauffeur-driven car. We believe that our ability to offer a wide array of prices that can accommodate different prospective Guest segments is a major potential asset that we believe Favors our platform over these alternatives. Moreover, the convenience that comes from our geographical density can also help attract prospective Guests who might otherwise consider other transport modes. Consequently, we believe that we can attract a meaningful number of new Guests from these various other transport modes in the future.

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

We currently have 21 registered trademarks and 1 recent trademark application that has passed the formalities check and is now under further examination along with 3 trademarks at variance – refused, abandoned and opposed, 3 patent applications under the abandonment process, 1 patent application in hearing and 1 patent application withdrawn in India; and 7 domain names.

Employee and Human Capital

Zoomcar focuses on building and maintaining an open, diverse, and inclusive workplace that emphasizes a collaborative, cross-functional ethos that also reflects the inherent interconnectedness tied to our core customer offering.

As of March 31, 2025, we had approximately 141 full-time employees, including 65 employees in engineering and product, 72 employees in operations and support, and 4 employees in sales and marketing. We also from time to time engage contractors and consultants for various durations to collaborate with our more permanent staff on specific projects or matters.

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

Corporate Information

Zoomcar Holdings, Inc. is a Delaware corporation. Our principal executive offices are located at Anjaneya Techno Park, No.147, 1st Floor, Kodihalli, Bangalore, India 560008, and our telephone number is +9180488 21871. Our principal website address is www.zoomcar.com. Information contained in, or accessible through, our website is not a part of, and is not incorporated into, this 10-K form.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” immediately following this risk factors summary, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Common Stock or Public Warrants and result in a loss of all or a portion of your investment.

Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs:

●	We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise funds imminently to finance operations and as a result there is substantial doubt about our ability to continue as a going concern;

●	Our Common Stock is quoted on an OTC Markets Group trading platform, the OTCQX, instead of a national exchange or quotation system. Accordingly, our investors may experience significant volatility in the market price of our Common Stock and have difficulty selling their shares.

●	Because our Common Stock is quoted on the OTCQX and not listed on an exchange, U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because it may be considered a penny stock and thus be subject to the penny stock rules.

●	Our current business model’s limited operating history and financial results make our future results, prospects and the risks we may encounter difficult to predict.

●	In addition to our defaults under current indebtedness described elsewhere here, certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations;

●	We require additional capital to support current operations and will require additional capital to support the growth of our business, which may not be available on terms acceptable to us, or at all.

●

Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including the anti-dilution protection in the warrants issued in 2024. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

●	Our operating and financial forecasts are subject to various known and unknown contingencies and factors outside of our control and may not prove accurate, and we may not achieve results consistent with management’s expectations;

●	We have issued a significant number of warrants and exercise of these securities and the sale of the shares of Common Stock issuable thereunder (along with the issuance of any similar securities in the future,) will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

●	The market for online platforms for peer-to-peer car sharing is relatively new and rapidly evolving. If we fail to successfully adapt to developments in our market, or if peer-to-peer car sharing online platforms do not achieve general acceptance, it could adversely affect our business, financial condition and operating results.;

●	Our operating and financial forecasts are subject to various known and unknown contingencies and factors outside of our control and may not prove accurate, and we may not achieve results consistent with management’s expectations;

●	If we do not retain existing Hosts, or attract and maintain new Hosts, or if Hosts fail to provide an adequate supply of high-quality vehicles, our business, financial condition, and results of operations may be negatively impacted;

●	If we fail to retain existing Guests, or attract and maintain new Guests, our business, financial condition, and results of operations may be negatively impacted;

●	If we are unable to introduce new or upgraded platform features that Hosts or Guests recognize as valuable, we may fail to retain and attract such users to our platform and our operating results would be adversely affected;

●	Our success depends upon our ability to maintain favorable customer reviews and ratings, and if our reputation suffers, our business, financial condition and operating results may be adversely affected

●	Maintaining and enhancing our brand and reputation is critical to our business prospects. While we have taken significant steps to build and improve our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer;

●	Breaches and other types of security incidents of our networks or systems similar to the recent Cybersecurity Incident, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing Hosts and Guests and attract new Hosts and Guests, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects

●	Our business depends on attracting and retaining capable management, technology development and operating personnel;

●	We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures;

●	We are in the process of remediating identified material weaknesses in our internal controls and if we fail to remediate these weaknesses or otherwise fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies;

●	Geographic areas in which Zoomcar operates and plans to operate in the future have been and may continue to be subject to political and economic instability

●	We may incur liability for the activities of Hosts or Guests which could harm our reputation, increase our operating costs, and adversely affect our business, financial condition and operating results;

●	Our business operations may result in losses for which we are not insured;

●	Members of our management team have limited or no prior experience managing a public company;

●	As a public company, we have incurred and expect to continue to incur increased expenses associated with the costs of being a public company.

●	We are the subject of litigation and may not have the ability or the cash to successfully defend such litigation that has been and may in the future be brought against us;

●	We are an “emerging growth company” within the meaning of the Securities Act, and, if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors;

●	Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for the Common Stock to decline;

●	The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent board members.

●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition; and

●	Natural disasters, including and not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.

Risks related to our Financial Condition

We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise additional funds imminently to finance operations and as a result there is substantial doubt about our ability to continue as a going concern.

We have a history of operating losses and expect to continue incurring operating losses in the foreseeable future as we continue to develop our current business model and enhance our platform offerings. We also have indebtedness that is in default in excess of our current capital resources (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in in this Annual Report on Form 10-K for the year ended March 31, 2025). On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 1,267,728 shares of Common Stock (which takes into account an adjustment following the Company’s Share Combination Event that was effective on October 22, 2024, but not reflecting the Reverse Stock Splits) (the “June Warrants”) for gross proceeds of $3,000,000.

Additionally, on November 7, 2024, the Company closed the November 7 Placement for gross proceeds of $9.15 million (including $2.5 million of which was provided by one of the Company’s directors) (before deduction of fees to the placement agent and other offering expenses payable by the Company). The Placement Agent in this Offering acted as exclusive placement agent in the November 7 Placement. At closing of the November 7 Placement, the Company issued an aggregate of 2,137,850 units at a price of $4.28 per unit, each unit consisting of one share of Common Stock (or pre-funded warrant in lieu thereof), two November Series A Warrants (as hereinafter defined) each to purchase one share of Common Stock and a November Series B Warrant (as hereinafter defined) to purchase such number of shares of Common Stock, as determined on the November Reset Date, which does not reflect the Second Reverse Split. As a result of the November 7 Placement, the Company received $3.62 million of cash and cash equivalents after giving effect to offering fees and expenses, the payment of $3.8 million to the holders of the Company’s June 2024 notes and a holdback of $0.2 million for indemnification of the Placement Agent as described in more detail herein.

Further, on December 24, 2024, the Company held the First Closing of this Offering for gross proceeds of $5,484,843 (including $50,000 of which was provided by the Company’s former Chief Executive Officer i.e. Hiroshi Nishijima and $300,000 of which was provided by a consultant to the Company) (before deduction of fees to the placement agent and other offering expenses payable by the Company). The Placement Agent in this Offering acted as exclusive placement agent at the First Closing. At the First Closing, the Company issued an aggregate of (i) 3,095,925 shares of Common Stock, which does not reflect the Second Reverse Split (ii) Pre-Funded Warrants issued to certain of the investors, at their option, exercisable for an aggregate of up to 420,000 shares of Common Stock, which does not reflect the Second Reverse Split, to the extent that the issuance of shares of Common Stock would cause such Investors to beneficially own more than 4.99% or 9.99% of the shares of Common Stock outstanding. Also issued along with the shares of Common Stock and/or the Pre-Funded Warrants were (x) Series A Warrants to initially purchase up to an aggregate of 8,680,443 shares of Common Stock, which does not reflect the Second Reverse Split, subject to certain adjustments and (y) Series B Warrants to initially purchase no shares of Common Stock, subject to certain adjustments as provided in the Series B Warrants. As a result of the First Closing, the Company received $4,786,963 of cash and cash equivalents after giving effect to offering fees and expenses.

Further, on February 4, 2025, the Company held the Second Closing of this Offering for gross proceeds of $1,437,936 (before deduction of fees to the Placement Agent and other offering expenses payable by the Company). The Placement Agent in this Offering acted as exclusive placement agent at the Second Closing. At the Second Closing, the Company issued an aggregate of (i) 1,049,796 shares of Common Stock, which does not reflect the Second Reverse Split (ii) Pre-Funded Warrants issued to certain of the investors, at their option, exercisable for an aggregate of up to 872,000 shares of Common Stock, which does not reflect the Second Reverse Split, to the extent that the issuance of shares of Common Stock would cause such Investors to beneficially own more than 4.99% or 9.99% of the shares of Common Stock outstanding. Also issued along with the shares of Common Stock and/or the Pre-Funded Warrants were (x) Series A Warrants to initially purchase up to an aggregate of 4,804,491 shares of Common Stock, which does not reflect the Second Reverse Split, subject to certain adjustments and (y) Series B Warrants to initially purchase no shares of Common Stock, subject to certain adjustments as provided in the Series B Warrants. As a result of the First Closing, the Company received $1,249,911 of cash and cash equivalents after giving effect to offering fees and expenses.

We believe that the current cash and cash equivalents will allow us to continue operations through July 31, 2025 assuming do not make any payments on our currently outstanding indebtedness and future accruals, however there can be no assurance that this will be the case. Accordingly, we believe that additional funds will be required to support operations and, in the long term, the growth of our business. Our operations have consumed substantial amounts of cash, and we have incurred operating losses since we began operating in 2013. While our cash consumption has been reduced following our business transition from short-term rental of vehicles owned by or leased to Zoomcar to an online platform for peer-to-peer car sharing, we have consumed significant amounts of cash in effecting such transition in terms of technology and platform innovation, and our cash consumption has varied over time. Our cash needs will depend on numerous factors, including our revenues, upgrade and innovation of our peer-to-peer car sharing platform, customer and market acceptance and use of our platform, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations, continued improvement, upgrading or innovation of our platform, and expand our international outreach. If we are unable to secure such additional financing, it will have a material adverse effect on our business, and we may not be able to meet our obligations or continue as a going concern.

Our Common Stock is quoted on an OTC Markets Group trading platform, the OTCQX, instead of a national exchange or quotation system.  Accordingly, our investors may experience significant volatility in the market price of our Common Stock and have difficulty selling their shares.

Our Common Stock is currently quoted on an OTC Markets Group trading platform, the OTCQX, under the ticker symbol “ZCAR.” The OTC Markets Group is a regulated quotation service that displays real-time quotes, last sale prices, and volume limitations in over-the-counter securities. Trading in shares quoted on an OTC Markets Group trading platform is often thin and characterized by volatility in trading prices.  This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions.  As a result, there may be wide fluctuations in the market price of the shares of our Common Stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities.  Moreover, the OTC Markets Group is not a stock exchange, and trading of securities on one of its trading platforms is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our Common Stock improves.

Because our Common Stock is quoted on the OTCQX and not listed on an exchange , U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because it may be considered a penny stock and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate a “penny stock” that restricts transactions involving stock which is deemed to be a penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 5g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or traded on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of common stock may, in the future constitute, a “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

A U.S. broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to any “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks.”

You should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We require additional capital to support current operations and will require additional capital to support the growth of our business, which may not be available on terms acceptable to us, or at all.

To continue current operations, we will need to raise capital imminently. Further, to continue to effectively compete thereafter, we will require additional funds to support the growth of our business. Our operations have consumed substantial amounts of cash, and we have incurred operating losses, since we began operating in 2013. While our cash consumption has been reduced following our business transition from short-term rental of vehicles owned by or leased to Zoomcar to an online platform for peer-to-peer car sharing, we have consumed significant amounts of cash in effecting such transition in terms of technology and platform innovation, and our cash consumption has varied over time. Because of our limited resources the company was not able to expand to emerging markets outside of India and in fact, discontinued operations in Vietnam during June 2023 and subsequently in Egypt, Indonesia during June 2024 as a result.

Further, as a result of the consummation of the Business Combination, our expenses have increased substantially in connection with actions and efforts required to operate as a public company. During the year ended March 31, 2025, we have incurred expenses in maintaining the listing requirements and complying with statutory filings with SEC along with significant professional and consultancy fee to professionals and we contemplate that we will continue to incur these expenses as long as we remain a public company to fulfill which we will need additional capital.

Moreover, we expect our expenses to increase significantly in connection with our ongoing activities, including the continuing increase in our technological capabilities with respect to IoT, machine learning, and artificial intelligence. We do not currently have sufficient cash resources to operate our business beyond June 2025 (assuming that we do not repay any of our currently outstanding indebtedness) and accordingly, will need to raise capital imminently to continue our operations and to fully execute our business plan. Additionally, circumstances could cause us to consume capital more rapidly than we currently anticipate and if our cash resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities or identify and secure additional sources of capital. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of capital and lending markets and governmental regulations in India. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, will severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. In addition, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders. Additionally, fundraising efforts may divert our management from its day-to-day duties and activities, which may affect our ability to execute on our business plan. If we do not raise substantial additional capital imminently to continue operations in the short term or otherwise when required or in sufficient amounts and on acceptable terms, we may need to:

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

Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including the anti-dilution protection in the warrants issued in 2024. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

We will finance our immediate cash needs (and expect to finance our future cash needs until we become profitable, if ever) through equity offerings, debt financings or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We will require substantial funding to fund our business. In June 2024 we issued warrants that contain an “alternative cashless exercise” provision which gives the warrant holder the right to exchange the warrant on a one-for-one basis for shares of Common Stock at any time that the warrant is exercisable without any cash payment and without regard to the then market price of the Company’s Common Stock or exercise price of the warrant. In addition, the warrants include a provision that resets the warrant exercise price with a proportionate adjustment to the number of shares underlying the warrant in the event of a reverse split of the Company’s Common Stock at any time between the issuance date and the three year anniversary of the issuance date (a “Share Combination Event”). In the event of a Share Combination Event, the exercise price of the warrant will be reset to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price (VWAP) during the period commencing five trading days immediately after the date the Company effects both the reverse stock splits, subject to a floor price of $283.2 (which is the “Minimum Price” under Nasdaq rules) prior to receipt of stockholder approval or $56.64 following receipt of stockholder approval (in each case, adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction, the “Floor Price”). The warrants are also subject to full ratchet anti-dilution protection for any issuances of Company securities (other than certain excluded issuances) at a price or effective price (as determined in accordance with the terms of the warrant, the “Dilutive Issuance Price”) that is less than the then current exercise price of the warrants following the issuance date (a “Dilutive Issuance”). In the event of a Dilutive Issuance, the exercise price of the warrants will be reduced to the lower of the Dilutive Issuance Price and the lowest VWAP during the five consecutive trading days commencing after the date of the Dilutive Issuance, in each case, subject to the Floor Price, and there will be a proportionate adjustment to the number of shares underlying the warrant. In connection with the Business Combination, we also issued the Notes to ACM in satisfaction of certain transaction expenses associated with the Business Combination. The Notes contain price based anti-dilution protection on the conversion price of such Notes down to a floor price of $500 per share (considering both reverse stock splits effectuated by the Company) which has already been reached. While the Notes have already converted into the maximum number of shares permissible under the terms of the Notes without receiving stockholder approval, we may seek stockholder approval in the future to allow for the Notes to convert into additional shares. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, anti-dilution provision may be triggered, and the terms of the newly issued securities may include liquidation or other preferences that adversely affect your rights.

Any future adjustments to the exercise price of the warrants (or additional issuances to make the Financing Investors whole) may have a negative impact on the trading price of our Common Stock. Additionally, raising additional capital with new investors may be difficult as a result of anti-dilution protection. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales could occur, could materially adversely affect the market price of the Common Stock and may make it more difficult for you to sell your securities at a time and price which you deem appropriate.

In addition to our defaults under current indebtedness described elsewhere here, certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations.

Since November 2023, we are in violation of our scheduled monthly installment payment obligations of $215,337 per month on our lease liability with Ayvens Group (f/k/a Leaseplan India Private Limited) (“Leaseplan”). Leaseplan notified us on February 7, 2024, that we are in default of our November 2023 payment. As of the date hereof, we are in default beyond the 30-day extended cure period (as envisaged under the terms of our debt with Leaseplan) of our November 2023 payment and continue to be default of all EMIs thereafter. As a result of such defaults, as of the date hereof, Leaseplan (i) has initiated the process of repossession of all vehicles, and (ii) has invoked the bank guarantee of $120,482 which was a security created by Zoomcar in favor of Leaseplan. Such outcomes may have a material adverse impact on our business, operations or financial condition. Based on the most recent discussions with Leaseplan, the Company continues to negotiate a payment plan to the restructured debt proposal shared by the Company wherein the debt after certain waivers and discounts, will stand restructured to $4,755,942 and the Company is hopeful that Leaseplan will issue a comfort letter in this regard acknowledging the proposed payment schedule spread across six tranches repayment of the restructured debt. As of the date hereof, the Company has already cleared the first three tranches in accordance with the proposed payment schedule as per the comfort letter, amounting to $2,851,924 (approx.) towards the outstanding debt. Given the continuing negotiations and the expected comfort letter, we do not contemplate any immediate legal action against the Company in this regard. If we are unable to execute a settlement agreement or fail to honor the obligations under any agreement executed for the subject matter it may, possibly result in inter alia (a) the entire outstanding debt becoming due and payable, and (b) the withdrawal of a conditional waiver of $1.2 million which was given during a prior restructuring and will become immediately due and payable with interest of 1.5% per month.

The Company is in breach of the payment obligation of $408,351 pursuant to the terms of the settlement deed with Orix Leasing and Financial Services Limited (“Orix”). Orix has issued a default notice during May 2024. Thereafter, Orix had initiated mediation proceedings on August 13, 2024, at Delhi HC legal service committee for settlement of outstanding dues. Based on the most recent discussions with Orix, the Company has received an in-principal approval to the settlement terms proposed by the Company on November 7, 2024, from Orix which has agreed to extend the timeline for repayment of the outstanding dues. The terms of the settlement were also presented to the appointed mediator on November 7, 2024, and the final settlement agreement was executed and taken on record at the mediation proceedings on November 20, 2024. As of April 17, 2025, Zoomcar has also made payment of five tranches amounting to $293860 (approx.) towards partial settlement of the outstanding debts. If we fail to honor the obligations under the settlement agreement as executed, Orix may pursue debt recovery measures against the Company and further impose a penal interest at the rate of 18 percent per annum. Such an outcome may have a material adverse impact on our business, operations or financial condition.

Further, we are in violation of the final payment obligation of $422,968 on our loan with Mahindra & Mahindra Financial Services Limited (“Mahindra”). As of the date hereof, Mahindra has not formally extended or provided a waiver of such overdue payment. Mahindra may initiate legal action for resolution of the dispute. Such outcomes may have a material adverse impact on our business, operations or financial condition.

Additionally, we are in various stages of discussion on deferment with our other lenders with regards to the scheduled loan payments from November 2023 onwards and extending up to May 2025. However, we have not received any formal notice of default from these other lenders, but such lenders have not formally extended or provided waivers of such overdue payments. While the Company is actively engaging in discussions with its lenders and vendors to restructure the existing indebtedness by means of reductions and deferment of payment timelines, no assurance can be made that the Company will be successful in restructuring these outstanding liabilities.

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

We have issued a significant number of warrants and exercise of these securities and the sale of the shares of Common Stock issuable thereunder (along with the issuance of any similar securities in the future,) will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

As of June 27, 2025, we have issued and outstanding options to purchase 16 shares of our  Common Stock with a weighted average exercise price of $11,460, pre-funded warrants to purchase 2,461,911 shares of Common Stock, warrants to purchase 18,979 shares of Common Stock with an exercise price of $6,000 per share which were assumed by the Company in connection with the Business Combination, 11,500,000 Public Warrants to purchase 5,750 shares of our Common Stock, each Public Warrant exercisable into one two-thousandth of one share of Common Stock at an exercise price of $11,420.00 per full share, warrants to purchase 5,297 shares of Common Stock at a current exercise price of $56.64 per share which were issued to the Placement Agent in June 2024, November Series A Warrants to purchase 996,939 shares of Common Stock at a current exercise price of $16.12, November Series B Warrants to purchase up to 5,865 shares at an exercise price of $0.002 per share, November 2024 Placement Agent warrants to purchase 53,447 shares at a current exercise price of $16.12 per share, November 2024 Placement Agent Series A warrants to purchase 106,893 shares at a current exercise price of $16.12 per share.

As of June 27, 2025, we also have issued and outstanding December 2024 Series A Warrants to purchase 86,571 shares of Common Stock at a current exercise price of $6.24 per share, December Series B Warrants to purchase up to 177,572 shares of Common Stock at a current exercise price of $0.002 per share,

As of June 27, 2025, we also have issued and outstanding February 2025 Series B Warrants to purchase up to 89,744 shares of Common Stock at a current price of $0.002 per share,

As of June 27, 2025, we have also issued and outstanding March 2024 Series A Warrants to purchase 2,544,1343 shares of Common Stock at a current exercise price of $6.24 per share, and March Series B Warrants to purchase up to 591,275 shares of Common Stock at a current exercise price of $0.002 per share,

All Series B Warrants issued in the December Offering, the January/February Offering and the March Offering are exercisable for the maximum number of shares of Common Stock, because on March 18, 2025. the Board determined to fix the “Reset Price” of all of such Series B Warrants down to the “Floor Price” of $6.24 per share. The Company has agreed to deem the “Reset Date” of the Series B Warrants to be effective.

Because the market for our Common Stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our Common Stock. Furthermore, even though, as of the date hereof, the options and warrants are all currently out of the money (other than the Series B Warrants, which all have an exercise price of $0.002 per share), the mere existence of a significant number of shares of Common Stock issuable upon exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our Common Stock.

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

On September 26, 2024, we received a copy of a complaint filed with the United States District Court for the District of Delaware wherein our founder and former CEO Greg Moran has challenged the Company’s termination of his employment for cause, effective as of June 18, 2024. Mr. Moran has contested the facts leading up to the grounds on which his termination was based and has also claimed that this alleged wrongful termination has deprived him of his vested right to 8% of the Company’s outstanding equity that he claims was owed to him under his Employment Agreement. He has also claimed that in connection with his termination he is entitled to the payment of certain amounts for unused paid leave during his employment with Zoomcar, along with certain other compensation he claims to be owed under the terms of his Employment Agreement, including “Owed Severance” equal to approximately $72,000.  In total, Mr. Moran seeks damages of at least $238,000 plus damages associated with the 8% of shares.  He also seeks damages under the New York Labor Law, under which he seeks liquidated damages equal to 100% of any unpaid wages.  He claims that all of the above constitute wages under New York Labor Law.

Zoomcar believes that the termination of Mr. Moran’s employment for cause was proper in accordance with the terms of his Employment Agreement. Mr. Moran’s case in the District Court was dismissed on account of Mr. Moran’s stated intention to refile the case in Delaware Superior Court. Mr. Moran refiled his lawsuit in the Superior Court of the State of Delaware on November 1, 2024. On November 27, 2024, the Company filed a motion to dismiss certain of the causes of action for failure to state a cause of action, and the briefing on that motion was filed on January 7, 2025.  Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025.  Zoomcar’s oral arguments in its motion to dismiss  were heard on April 29, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion. Zoomcar believes the allegations are without merit, intends to defend them vigorously and expects to prevail either at the motion stage or at a hearing on the merits. However, there can be no assurance that the Company will be successful in defending these claims in its entirety and such efforts may be time-consuming, costly and may have reputational and other negative effects on Zoomcar.

ACM has filed a notice of motion for summary judgement in lieu of complaint against Zoomcar in New York courts for payment of amounts due under the Note pursuant to breach of the terms of the Note

On November 7, 2024, ACM filed a notice of motion for summary judgement in in lieu of complaint (“Motion”) against Zoomcar in New York State Supreme Court, New York County, alleging it was entitled to accelerated payment of $5,997,832.72 pursuant to the terms of an unsecured promissory note issued by Zoomcar to ACM on December 28, 2023 (“Note”) as consideration for certain alleged, bona fide expenses that ACM’s members had aggregated and assigned to ACM for collection from Zoomcar.  As alleged by ACM in its moving papers, two “Events of Default” (as defined in the Note) had occurred thereby entitling ACM to full and accelerated payment of the Note.  The first was a Form 8-K, filed by Zoomcar on May 9, 2024, which allegedly disclosed that on May 6, 2024, Zoomcar had entered into an equity line arrangement and “Variable Rate Transaction” (as defined in the Note) with White Lion Capital LLC (“White Lion”).  The second was a Form 8-K, filed by Zoomcar on June 21, 2024, which allegedly disclosed that on June 18, 2024, Zoomcar had incurred a form of debt that was not “Excluded Debt” (as defined in the Note) arising from its placement agent agreement with Aegis Capital Corp. without ACM’s prior consent.  The Note generally provides that, upon the occurrence of an Event of Default, all accrued but unpaid interest plus liquidated damages and other amounts thereof shall become immediately due and payable to the Note holder.

Zoomcar believes it has meritorious defenses to the Motion and intends to zealously defend itself.  As such, on January 14, 2025, Zoomcar filed opposition to the Motion.  In relevant part, Zoomcar challenged the fact allegations concerning: (i) the first Form 8-K by tendering to the Court evidence confirming that the subject transaction with White Lion in fact had been terminated and the underlying filing of a Form S-1 registration statement contemplated in that transaction was never effectuated; and (ii) the second Form 8-K by tendering to the Court evidence confirming that the subject transaction involved Excluded Debt.  The effect of the foregoing is the transactions were excluded from the definitions of Events of Default and extinguished ACM’s alleged entitlement to accelerated payment under the Note.  Additional defenses were also presented by Zoomcar to the Motion.  On March 28, 2025, New York County Supreme Court Justice granted a summary judgment in favor of ACM in the amount of $5,656,086.72, as well as default interest in the amount of $346,481.00, post-judgment interest at the statutory rate, attorneys’ fees, and costs.  The issue of attorneys’ fees was referred to a special referee to report and recommend on submission from the parties.   On May 9, 2025, the Court reduced the award of attorneys’ fees and costs to $12,000.00.  On April 22, 2025, the Company filed a Notice of Appeal seeking to reverse the March 28, 2025, order granting summary judgment in favor of ACM.  Zoomcar intends to vigorously prosecute its appeal.

However, there can be no assurance that the Company will be successful in its appeal or in resolving these claims in its entirety, and such efforts may be time-consuming, costly and may have reputational and other negative effects on Zoomcar.

Our entering into a settlement with ACM could result in a breach of standstill provisions in agreements we entered into in connection with the investors in the November Offering

We have in the past and may continue in the future to negotiate a settlement of a claim against us by ACM, the terms of which could breach certain restrictive covenants in the securities purchase agreements we entered into with investors, and the Placement Agent Agreement we entered into with the Placement Agent, each in connection with the November Offering. These restrictive covenants prohibit us, subject to certain exceptions, from issuing additional shares of Common Stock or securities convertible into or exercisable for shares of Common Stock (“Common Stock Equivalents”), and from filing any registration statements to register for resale any of such securities, without the consent of the investors, who were issued 50.1% of the securities issued in the November Offering, and the Placement Agent. Since we expect to issue shares of Common Stock and Common Stock Equivalents to ACM, in connection with any settlement, and to register such shares of Common Stock and shares of Common Stock underlying Common Stock Equivalents for resale in one or more registration statements, such actions could result in a breach of these restrictive covenants and we could be liable for damages to the investors in the November Offering, and the Placement Agent, which could have a material adverse effect on our financial situation and operations.

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

Breaches and other types of security incidents of our networks or systems similar to the recent Cybersecurity Incident, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing Hosts and Guests and attract new Hosts and Guests, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects.

In the regular course of our business, we collect, use, store, transmit, and process data and information about Hosts, Guests, employees, and others, some of which may be sensitive, personal, or confidential and make us an attractive target and potentially vulnerable to cyberattacks, computer viruses, electronic break-ins or similar disruptions. Recently on June 9, 2025, the Company identified a Cybersecurity Incident involving unauthorized access to its information systems. The Company became aware of the incident after certain employees received external communications from a threat actor alleging unauthorized access to Company data. Upon discovery, the Company promptly activated its incident response plan. Although based on its initial assessment the Company determined that an unauthorized third party accessed a limited dataset containing certain personal information of a subset of approximately 8.4 million users, including names, phone numbers, car registration numbers, personal addresses and email addresses associated with such users, it found no evidence to suggest that financial information, plaintext passwords, or other sensitive identifiers were compromised. To date, the incident has not resulted in any material disruption to the Company’s operations. The Company continues to evaluate the scope and potential impacts of the event, including legal, financial, and reputational considerations, as well as any associated remediation costs.

Accordingly, any such unauthorized access to or use of such data and information, or breach of our security measures or those of our third-party service providers, could adversely affect our business, operations, and future prospects. While we have taken steps to mitigate our cyberattack risks and protect the confidential information that we have access to, including but not limited to installation and periodical updates of antivirus software and backup of information on our computer systems, our security measures may be vulnerable to such security breaches. In response to the Cybersecurity Incident, the Company took immediate actions to contain the threat and enhance its security posture. These measures include implementing additional safeguards across the cloud and internal network, increasing system monitoring, and reviewing access controls. The Company is also engaging with third-party cybersecurity experts to further assist with the investigation. The Company has also notified the appropriate regulatory and law enforcement authorities and is cooperating fully with their inquiries.

Even though the Company has taken the relevant steps to ensure that such breach does not occur again, because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any cybersecurity incident like the one we recently experienced, accidental or willful security breaches or other unauthorized access to our systems could cause confidential information to be stolen and used for criminal purposes. Cybersecurity incidents, security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with our Hosts and Guests could be severely damaged, we could incur significant liability, and our business and operations could be adversely affected. Additionally, if we fail to protect confidential information, we may be susceptible to potential claims such as breach of contract, negligence or other claims. Such claims will require significant time and resources to defend and there can be no assurances that favorable final outcomes will be obtained.

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

We do not currently have insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. While we may obtain cyber liability insurance in the future, we cannot assure you that such insurance coverage will adequately cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or that results in changes to insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Our risks are likely to increase as we continue to expand, grow our Host and Guest base, and process, store, and transmit increasingly large amounts of confidential, proprietary and sensitive data. See Part I, Item 1C – Cybersecurity – for a more detailed discussion of our procedures relating to cybersecurity.

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

Zoomcar has identified certain material weaknesses in Zoomcar’s internal controls over financial reporting as more particularly described under Item 9A Controls and Procedures described elsewhere in this Annual Report on Form 10-K. These material weaknesses have been recurring from prior reporting periods and remain unresolved as of the date of this filing. Based on the assessment performed  as of March 31, 2025, we identified five material weaknesses in our internal control over financial reporting related to:

(i)	Our controls over independent review and documentation of third-party advisors’ reports were not operating effectively. We rely on third-party advisors for assistance with the preparation of key schedules and financial statements. However, we failed to establish a consistent process for independently reviewing these third-party advisor documents before incorporating them into our financial statements.

(ii)	Our controls over financial reporting, specifically related to the inadequacy of our financial reporting policies and procedures, were not operating effectively. The Company lacks financial reporting policies and procedures that are commensurate with GAAP and SEC reporting requirements.

(iii)	Our controls over the financial statement close process do not provide sufficient evidence of review.

(iv)	Our resources are deficient in comprehensive knowledge and expertise pertaining to technical accounting and SEC reporting requirements.

(v)	Our controls were not adequately designed to provide sufficient documentation and review of the operating effectiveness of Information Technology General Controls (ITGC’) for information systems that are relevant to the preparation of the Company’s consolidated financials. Specifically, our user access controls were not adequately designed or implemented and our monitoring of ITGC controls was insufficient.

In light of the aforementioned material weaknesses, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cashflows for the periods presented in conformity with GAAP.

To address the above material weaknesses, management is undertaking the following remediation measures:

(i)	We have been working with Deloitte to assist in the preparation and presentation of financial statements in accordance with US GAAP and PCAOB guidelines. Furthermore, we are putting a framework in place to properly manage the review and approval process of work prepared by our third-party advisors.

(ii)	We will work on scheduling training sessions on a quarterly basis to provide relevant USGAAP knowledge. In addition to this management would look to hire people with USGAAP knowledge to bridge the gap over the next few quarters.

(iii)	Management will be finalizing work commenced on developing accounting manuals, policies, and standard operating procedures in consultation with Deloitte, our external SOX consultants.

(iv)	We are designing and implementing additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting.

(v)	We have properly concluded that ITGC controls over SAP (our accounting software) are operating effectively as of March 31, 2025. We are in the midst of reviewing and implementing proper ITGC controls in all other areas relevant to the preparation of the Company’s financial statements.

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

While the Company has identified remediation plans and is working on remediating these material weaknesses, no assurance can be made that the Company will be successful in remediating any or all of the material weaknesses within the requisite timelines.

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

We rely on a combination of trademark, copyright, domain names, trade names and trade secret laws, international treaties, our terms of service, other contractual provisions, user policies, restrictions on disclosures, and confidentiality agreements with our employees and consultants to protect our intellectual property rights from infringement and misappropriation. We currently have 21 registered trademarks and 1 recent trademark application that has passed the formalities check and is now under further examination along with 3 trademarks at variance – refused, abandoned and opposed, 1 patent application published, 3 patent applications under the abandonment process, and 1 patent application withdrawn in India; and 7 domain names.

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

Our platform currently operates across 94 cities in India. We are subject to differing, and sometimes conflicting, laws and regulations in the various states in which we operate our business, which are evolving and may change from time to time, which may give rise to inconsistent or ambiguous interpretations among local, regional, or national laws or regulations applicable to our business. Compliance with laws and regulations of different states imposing varying standards and requirements is burdensome for businesses like ours, imposes added cost, increases potential liability to our business, and makes it difficult to realize business efficiencies and economies of scale.

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

The jurisdictions in which we operate and jurisdictions we may enter may have laws that govern payment and financial services activities. These laws govern, among other things, money transmission, prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, banking, systemic integrity risk assessments, and cyber-security of payment processes. Our business operations, including our payments to Hosts and Guests, may not always comply with these financial laws and regulations. Regulators s may determine that certain aspects of our business are subject to these laws and could require us to obtain licenses to continue to operate in India . We have evaluated and will continue to critically evaluate our options for seeking applicable licenses and approvals in the jurisdictions where we operate to optimize our payment solutions and support the future growth of our business. Laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform in the same form and on the same terms as we have historically, or at all.

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

In India, provisions were released between 2019 and 2021 relating to the contribution of provident fund, employee state insurance, and professional taxes by employers for the certain employees. Any delay or failure to make such contribution may result in penalties, interests, notices or other administrative actions by the relevant local authorities in India. As of March 31, 2025, Zoomcar India has incurred a penalty of less than $35,999 (based on the foreign exchange rates as of March 31, 2025) for failure to make timely contribution, which Zoomcar India plans to remit, with associated interest due, as instructed by the relevant local authority. This outstanding penalty and interest will continue to accrue unless paid in full, which could adversely affect our business, financial conditions and results of operations.

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

Risks Related to Our Operations as a Public Company

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent board members.

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of OTC Markets Group  and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

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

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them in connection with their positions with publicly held companies. Outside directors are becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors’ and officers’ liability insurance is expensive and difficult to obtain. The SEC and OTCQX have also imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our Board.

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

As a public company trading on OTCQX, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business accounting, auditing and regulatory requirements and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company, and we are still early in the process of generating a mature system of internal controls and integration across business systems. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements, and harm our operating results.

Matters impacting our internal controls may cause us to be unable to report our financial information in an accurate manner or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of OTCQX rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock.

As a public company, we have incurred and expect to continue to incur increased expenses associated with the costs of being a public company.

We have and expect to continue to face a significant increase in insurance, legal, auditing, accounting, administrative and other costs and expenses as a public company that we did not currently incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 of that Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”), the SEC and OTCQX , impose additional reporting and other obligations on public companies. Compliance with public company requirements have and will continue to increase our costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that we have not done previously. For example, we recently created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our independent registered accounting firm identifies a material weakness or significant deficiency in the information technology general controls for information systems that are relevant to the preparation of the Company’s consolidated financial statements), we could incur additional costs to remediate those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Being a public company has and may in the future make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance. We may ultimately be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage in the future. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Our current indebtedness(which includes vendor payables), and to the extent we incur indebtedness in the future, our future indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

We are in default of a majority of our indebtedness of $ 25.37 million as of March 31, 2025 (as more fully described under Item 8 Financial Statements; the Audited Consolidated Financial Statements) which has had and will continue to have an adverse effect on our financial condition, our ability to raise additional capital to fund our operations, and our ability to operate our business. Further, in the future, we may continue to incur a material amount of indebtedness. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:

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

Zoomcar has limited operating history as a publicly traded company, and its historical financial information is not necessarily representative of the results we would have achieved as a publicly traded company and may not be a reliable indicator of its future results.

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

Risks Related to Ownership of Our Common Stock

Future sales of our Common Stock could cause the market price for our Common Stock to further decline.

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

As described elsewhere herein, we expect to issue additional securities in the future to raise capital to continue our operations. Additionally, we may issue our securities if we need to raise capital in connection with a capital expenditure, working capital requirement or acquisition. The number of shares of our Common Stock issued in connection with a capital expenditure, working capital requirement or acquisition could constitute a material portion of our then-outstanding shares of Common Stock. Any perceived excess in the supply of our shares in the market could negatively impact our share price and any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

The market price and trading volume of our common stock may continue to be highly volatile, which could lead to a loss of all or part of a stockholder’s investment.

The market price of our Common Stock has fluctuated widely since the closing of our Business Combination. During the period from January 1, 2024 to April 30, 2025, the trading price of our Common Stock has fluctuated from an intra-day high of $15,220 on January 12, 2024, to an intra-day low of $2.61 on April 8, 2025.

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

As of June 27, 2025 we have a total of 6,284,491 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan and (ii) assuming no exercise of the outstanding options and warrants. All shares currently held by public stockholders and all of the shares issued in the Business Combination to former Zoomcar Stockholders are freely tradable without registration under the Securities Act (except for the Common Stock that are the subject of resale registration statement pending effectiveness or filing ), and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including our directors, executive officers and other affiliates.

We filed resale registration statements on December 12, 2024, to register for resale a total of shares of Common Stock 660,320 (13,206,386 shares of Common Stock prior to giving effect to the Second Reverse Split) including shares of Common Stock issuable upon exercise of outstanding warrants.

We also filed resale registration statements March 4, 2025, to register for resale a total of 6,682,720 shares of Common Stock (133,654,397 shares of Common Stock prior to giving effect to the Second Reverse Split) including shares of Common Stock issuable upon exercise of outstanding warrants.

All of the remaining Registrable Securities in the above mentioned offerings were included in those registration statements. These registration statements are still pending and a large number of such Registrable Securities continue to be unregistered, but upon effectiveness of that registration statement, it is likely that many of the securities registered for resale thereunder will be sold.

As of March 31, 2025, the Company entered into a securities purchase agreement, substantially in the same form as the December 2024 SPA and the January 2025 SPA with certain additional accredited investors in connection with the third closing of the Offering (the “Third Closing”). The Company did not receive any cash proceeds in the Third Closing. The securities were issued to the investors either (i) as consideration for waiving certain rights that such investors may have had in connection with a most favored nations provision included in the transaction documents for a prior financing of Zoomcar, Inc. or (ii) to settle outstanding amounts owed by the Company to its Placement Agent and the Legal Counsels (Aegis Settlement and Law Firm Settlement described below). Pursuant to the terms and conditions of the Securities Purchase Agreement, the Company issued to such investors an aggregate of $15,639,099 of securities consisting of 501,318 shares of common stock of the Company, par value $0.0001 per share (the Common Stock). The Company along with the Common Stock issued (i) Series A Warrants to purchase up to an aggregate of 6,706,192 shares of Common Stock at an exercise price of $6.24 per share, which takes into account a “share combination event” adjustment effective following the issuance of such warrants as a result of the Reverse Split (the “Series A Warrants”) and (ii) Series B Warrants to purchase initially no shares of Common Stock and then up to a maximum of 2,004,955 shares of Common Stock subject to certain adjustments, at an initial exercise price of $0.002.

The Company has yet to file a resale registration statement for resale of the securities that were issued in the Third Closing. While these securities continue to be unregistered, upon filing of a resale registration statement and subsequent effectiveness of that registration statement, it is likely that most of the securities registered for resale thereunder will be sold.

In addition, the shares of Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. As of June 27, 2025, a total of 370,955 shares of Common Stock have been reserved for future issuance under the Incentive Plan, 19,609 shares of which have been registered in a Form S-8 Registration Statement filed with SEC on February 11, 2025. On March 31, 2025, the number of shares of Common Stock reserved under the Incentive Plan was increased by a number of shares of Common Stock equal to 15% of the number of shares of Common Stock issued and outstanding on March 31, 2025, or an additional 369,311 shares. We intend to file a registration statement on Form S-8 under the Securities Act to register these additional shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to the Incentive Plan. Accordingly, shares to be registered under such a registration statement will be available for sale in the open market upon the effectiveness of the registration statement.

In the future, we may also issue our securities to raise capital or in connection with investments or acquisitions. We may also issue additional securities upon adjustments included in our existing securities. For example, on June 18, 2024, we closed a private placement transaction of notes and warrants for $3 million of gross proceeds, on November 7, 2024, we closed a private placement transaction of shares and warrants for $9.15 million of gross proceeds, on December 24, 2024, we consummated the December Offering in which we issued shares and warrants for $5,484,843 of gross proceeds, and on February 4, 2025, we consummated the January/February Offering in which we issued shares and warrants for $1,400,000 of gross proceeds. The amount of shares of Common Stock issued or issuable upon exercise or conversion of securities issued in connection with a capital raise or an investment or acquisition could constitute a material portion of the then-outstanding shares of the Common Stock. Any issuance of additional securities in connection with capital raising activities, investments or acquisitions may result in additional dilution to our stockholders.

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

Risk Management Strategy

The Company’s cybersecurity risk management program is focused on the following key areas:

●

Governance: The cybersecurity risk management program is led by Mr. Mohit Kumar, Director DevSecOps, (Development, Security and Operations), and the policies therein are reviewed from time to time by Mr. Vishal Ramrakhyani, our Head of Engineering (together both Mr. Mohit and Mr. Vishal comprise of the “Internal Security Team”).

Our Board of Directors, through its Audit Committee, provide oversight of our cybersecurity risk management. The Audit Committee bi-annually reviews and receives updates from the management and the Internal Security Team, including briefings on recent developments, key initiatives to strengthen our systems, applicable industry standards, incident response preparedness, compliance with regulatory requirements, vulnerability assessments, third-party and independent reviews, and other information security considerations. Our Internal Security Team also frequently engages with key vendors, industry groups, and law enforcement communities as part of our continuing efforts to improve our cybersecurity program.

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

Experience:

Our Director DevSecOps, Mr. Mohit Kumar, is a seasoned technology leader with over 15 years of experience in DevOps, SRE, Cloud Computing, and Cybersecurity. As the Deputy Director of DevOps and Cybersecurity at Zoomcar, Mohit heads the DevSecOps team and has led transformative projects, cultivated cybersecurity awareness and promoting holistic cybersecurity practices that were aligned with policies defined and approved by management. Mohit and his team are dedicated to integrating security into development, ensuring robust cloud security, enforcing security policies, and driving shift-left practices with operational excellence at Zoomcar.

Vishal Ramrakhyani, our Head of Engineering, has over 14 years of experience as a seasoned technology leader and operator with expertise in application development, IT, cybersecurity, data protection and governance. He has been associated with Zoomcar for more than 8 years and has led strategic initiatives to build robust cybersecurity practices that align with long-term business objectives. Vishal has also worked with internal DevSecOps and external security consultants to build policies around disaster recovery and incident response keeping business continuity as the core objective. Before Zoomcar, Vishal worked as an engineering leader in multiple startups in India.

Cybersecurity Risks

While we dedicate significant efforts and resources to our cybersecurity program, we may be unable to successfully identify threats, prevent attacks, satisfactorily resolve cybersecurity incidents, or implement adequate mitigating controls. Recently, on June 9, 2025, we identified a cybersecurity incident involving unauthorized access to our information systems, which is described in our Current Report on Form 8-K filed with the SEC on June 13 2025 (the “Cybersecurity Incident”). We have not yet fully determined the materiality of the Cybersecurity Incident. Any breach of our network security and information systems or other cybersecurity-related incidents that results in, or may result in, the loss, theft or unauthorized disclosure of data, or any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages. To date and except as otherwise may be noted in this Annual Report on Form 10-K, we do not believe that any cybersecurity threats, including as a result of any previous cybersecurity incidents have materially affected, or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For more information relating to cybersecurity risks and uncertainties, please see the risk factor entitled “Breaches and other types of security incidents of our networks or systems similar to the recent Cybersecurity Incident, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing Hosts and Guests and attract new Hosts and Guests, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects.” in Part I, Item 1A, and other risk factors in this 10-K.

Item 2. Properties

Our corporate headquarters is located at Anjaneya Techno Park, No.147, 1st Floor, Kodihalli, Bangalore, India 560008, where we lease approximately 19,200 sq ft within a multi-tenant building pursuant to a lease agreement that expires in April 2029. We also had leased/rented office spaces in Jakarta, Indonesia, and Cairo, Egypt but following cessation of operations in those jurisdictions, each of those leases have been terminated. We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

Except as described below, we are not currently subject to any material claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory disputes and proceedings (collectively, “Legal Proceedings”) We have received communications relating to certain legal proceedings, as described in “Risk Factors - A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested.”, “Risk Factor - The founder and former CEO of the Company has initiated a civil complaint against the Company contesting the reasons for his termination and has raised certain other claims with regards to his ownership of the Company and compensation for termination of his employment.,” and “ACM has filed a notice of motion for summary judgement in lieu of complaint against Zoomcar in New York courts for payment of amounts due under the Note pursuant to breach of the terms of a note.” We may become subject to other Legal Proceedings over time or from time to time, in the ordinary course of our business and as our business continues to grow and expand over time. Becoming involved with Legal Proceedings, regardless of the outcome, may result in substantial cost and diversion of our resources, including our management’s time and attention.

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

Litigation with Former Consultant

On August 4, 2023, a former consultant to Zoomcar filed a complaint against Zoomcar in the United States District Court for the Southern District of New York. The complaint contains breach and anticipatory breach of contract claims arising from a letter agreement, effective as of May 2020, between Zoomcar and the former consultant, which engagement letter was terminated by Zoomcar in January 2022. The plaintiff alleges that the terms of the engagement letter entitle him to cash and warrants to purchase Zoomcar shares in relation to prior Zoomcar transactions and upon consummation of the proposed Business Combination. The complaint seeks declaratory relief affirming the plaintiff’s alleged continuing right to receive compensation from Zoomcar under the engagement letter, together with attorneys’ fees, costs and interests, as well as punitive damages. Zoomcar and former consultant executed a Settlement Agreement in February 2025, settling the disputes between them. In connection with this settlement, affiliates of the former consultant were issued, in the January/February Offering, shares of Common Stock, January/February Pre-Funded Warrants, January/February Series A Warrants and January/February Series B Warrants with an aggregate value of $1,482,000 (the “Former Consultant Settlement”). The action was terminated on February 19, 2025.

Arbitration with Aegis Capital Corp. and Affiliates

On January 30, 2024, we received a statement of arbitration claim before Judicial Arbitration and Mediation Services, Inc., with Aegis Capital Corp. (“Aegis”), Adam Stern, and the Robert J. Eide Pension Plan being the claimants therein. The Claim alleges breaches of certain agreements between (a) the Company and Aegis, and (b) Adam Stern and the Robert J. Eide Pension Plan as warrant holders, on the one hand, and the Company on the other; it seeks damages “preliminarily believed to be” at least $10,000,000 purportedly arising from the alleged breaches. The Claim also seeks amounts for attorneys’ fees and costs, as well as an order of rescission with respect to the issuance of certain allegedly wrongfully dilutive shares of Common Stock issued in connection with the Business Combination or, alternatively, an order mandating a purportedly anti-dilutive issuance of additional shares of Common Stock to the claimants. On January 31, 2024, the claimants filed an action in the New York State Supreme Court, including an order to show cause seeking substantially the same relief as the Claim on a declaratory basis along with temporary injunctive relief. The Court denied the temporary injunctive relief and has scheduled a hearing on the order to show cause for February 21, 2024. The Company believes that the claims are baseless and there was no breach of agreements as alleged. Claimants filed a separate order to show cause seeking attachment of the Company’s assets arguing the Company did not have sufficient working capital to satisfy a potential award based on its public filings. The Court found that while Claimants had not shown a likelihood of success on their theory of the case, it was likely something would be owed. An order granting claimants the right to attach up to $3,399,878 of Zoomcar’s assets in New York along with other relief, was issued and later modified by the New York Appellate Division, First Department. A motion seeking to stay or modify that order is currently pending in the First Department and the parties are awaiting the start of arbitration. On June 18, 2024, in connection with the Company’s agreement to engage Aegis as placement agent for the bridge financing that closed in June 2024, the parties agreed to defer all further action with respect to the arbitration and associated litigation until June 18, 2025.

Effective as of March 31, 2025, the Company entered into a settlement (the “Aegis Settlement”) with Aegis and certain affiliated parties (the “Aegis Settlement Parties”). Pursuant to the Aegis Settlement, the Aegis Settlement Parties agreed to settle and dismiss the arbitration claim in consideration for the issuance of $7,000,000 of securities of the Company in a private placement consisting of an aggregate of (a) 224,360 shares of Common Stock, (b) Series A Warrants to purchase up to 3,505.627 shares of Common Stock at an exercise price of $6.24 per share and (c) Series B Warrants to purchase up to 897,440 shares of Common Stock at an exercise price of $0.002 per share. These securities were issued in the March Offering (defined hereafter).

Litigation with Former Employee

In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar and IOAC challenging his termination, claiming approximately $400,000 in damages and claiming that 100,000 options to purchase shares of Zoomcar have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar and IOAC from “alienating or dealing” the 100,000 shares of Zoomcar claimed by the former employee while the suit was pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that IOAC be deleted from the array of parties in the suit, inter alia since (i) IOAC is neither a necessary nor a proper party to the suit; (ii) no reliefs have been sought by the former employee from IOAC; and (iii) there is no cause of action against IOAC.

Litigation with the Founder and Former CEO

On September 26, 2024, we received a copy of a complaint filed with the United States District Court for the District of Delaware wherein our founder and former CEO Greg Moran has challenged the Company’s termination of his employment for cause, effective as of June 18, 2024. Mr. Moran has contested the facts leading up to the grounds on which his termination was based and has also claimed that this alleged wrongful termination has deprived him of his vested right to 8% of the Company’s outstanding equity that he claims was owed to him under his Employment Agreement. He has also claimed that in connection with his termination he is entitled to the payment of certain amounts for unused paid leave during his employment with Zoomcar, along with certain other compensation he claims to be owed under the terms of his Employment Agreement, including “Owed Severance” equal to approximately $72,000.  In total, Mr. Moran seeks damages of at least $238,000 plus damages associated with the 8% of shares.  He also seeks damages under the New York Labor Law, under which he seeks liquidated damages equal to 100% of any unpaid wages.  He claims that all of the above constitute wages under New York Labor Law.

Zoomcar believes that the termination of Mr. Moran’s employment for cause was proper in accordance with the terms of his Employment Agreement. Mr. Moran’s case in the District Court was dismissed on account of Mr. Moran’s stated intention to refile the case in Delaware Superior Court. Mr. Moran refiled his lawsuit in the Superior Court of the State of Delaware on November 1, 2024. On November 27, 2024, the Company filed a motion to dismiss certain of the causes of action for failure to state a cause of action, and the briefing on that motion was filed on January 7, 2025.  Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025.  Zoomcar’s oral arguments in its motion to dismiss  were heard on April 29, 2025.  The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion.  Zoomcar believes the allegations are without merit, intends to defend them vigorously and expects to prevail either at the motion stage or at a hearing on the merits.

Litigation with ACM

The Company received two default notices from ACM. The first notice was issued on May 22, 2024 which stated that the Company is in default of the terms of the Unsecured Convertible Note issued to ACM on December 28, 2023(“Note”), since the Company had entered into an equity line arrangement with White Lion Capital LLC, a variable rate transaction, without the prior consent of ACM. Further, on June 25, 2024, the Company received the second notice of default from ACM stating that the Company has incurred indebtedness in the form of $3,600,000 in principal amount of notes in a transaction involving Aegis Capital Corp. (“Aegis”) acting as the placement agent prior to which, the consent of ACM was not obtained. As per the terms of the ACM note, in the event of any default, all accrued but unpaid interest plus liquidated damages and other amounts thereof, shall become immediately due and payable in cash. On November 7, 2024, ACM filed a notice of motion for summary judgement in in lieu of complaint against Zoomcar in New York courts for accelerated payment of $5,997,832.72 due under the ACM note and related legal expenses, pursuant to breach of the terms of the note. ACM alleged that, two “Events of Default” (as defined in the Note) had occurred thereby entitling ACM to full and accelerated payment of the Note.  The first was a Form 8-K, filed by Zoomcar on May 9, 2024, which allegedly disclosed that on May 6, 2024, Zoomcar had entered into an equity line arrangement and “Variable Rate Transaction” (as defined in the Note) with White Lion Capital LLC (“White Lion”).  The second was a Form 8-K, filed by Zoomcar on June 21, 2024, which allegedly disclosed that on June 18, 2024, Zoomcar had incurred a form of debt that was not “Excluded Debt” (as defined in the Note) arising from its placement agent agreement with Aegis Capital Corp. without ACM’s prior consent.  The Note generally provides that, upon the occurrence of an Event of Default, all accrued but unpaid interest plus liquidated damages and other amounts thereof shall become immediately due and payable to the Note holder. On January 14, 2025, Zoomcar filed opposition to the Motion.  In relevant part, Zoomcar challenged the fact allegations concerning: (i) the first Form 8-K by tendering to the Court evidence confirming that the subject transaction with White Lion in fact had been terminated and the underlying filing of a Form S-1 registration statement contemplated in that transaction was never effectuated; and (ii) the second Form 8-K by tendering to the Court evidence confirming that the subject transaction involved Excluded Debt.  The effect of the foregoing is the transactions were excluded from the definitions of Events of Default and extinguished ACM’s alleged entitlement to accelerated payment under the Note.  Additional defenses were also presented by Zoomcar to the Motion.  On March 28, 2025, New York County Supreme Court Justice granted a summary judgment in favor of ACM in the amount of $5,656,086.72, as well as default interest in the amount of $346,481.00, post-judgment interest at the statutory rate, attorneys’ fees, and costs.  The issue of attorneys’ fees was referred to a special referee to report and recommend on submission from the parties.   On May 9, 2025, the Court reduced the award of attorneys’ fees and costs to $12,000.00.  On April 22, 2025, the Company filed a Notice of Appeal seeking to reverse the March 28, 2025, order granting summary judgment in favor of ACM.  Zoomcar intends to vigorously prosecute its appeal.

Litigation with Prior Placement Agent

On March 14, 2025, the Company received a demand letter (the “Demand Letter”) from the attorneys for the placement agent (the “Prior Placement Agent”), with which the Company had entered into an engagement agreement on or about May 23, 2024 (the “Prior Placement Agreement”). A claim has been made, pursuant to the terms of the Prior Placement Agreement, for the payment of cash fees and the issuance of warrants to the Prior Placement Agent, as and for “tail fees” owed in connection with any financings within 18 months after the expiration or termination of the Prior Placement Agreement. The claims are made with respect to the sales of securities in the offerings closed by the Company in June 2024, November 2024, December 2024 and February 2025. The demand is for 7% of the aggregate gross proceeds received by the Company in each of those offerings from investors on a “tail list” provided by the Prior Placement Agent and warrants to purchase up to 7% of the aggregate number of shares of common stock issued in each of the offerings to investors on the “tail list,” which warrants are to have the same terms and warrants offered to investors in each of the offerings, with an exercise price equal to 125% of the applicable offering price.

With respect to the offering closed in June 2024, the claim is made with respect to one investor claimed to be on the “tail list,” for a cash fee of 7% of the aggregate gross proceeds received from such investor and 7% warrant coverage, with respect to that investor, but no specific amount is claimed. With respect to the offering closed in November 2024, there is a claim for a cash fee of $77,000 and warrants to purchase an aggregate of 17,900 shares of common stock at an exercise price of $107 per share, for the same investor.” With respect to the offering closed in December 2024, there is a claim for a cash fee of 7% of the aggregate gross proceeds received from the same investor and 7% warrant coverage, with respect to that investor, but no specific amount is claimed. A similar claim was also made to the extent that such investor participated in the offering closed in February 2025.

The Company has taken necessary financial provisions of $185,077 as recorded in the “Other expense/(income), net” in the Consolidated Financial Statements for the year ending on March 31, 2025.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our Common Stock was listed on the Nasdaq Global Market until May 06, 2025, and our Public Warrants were also listed on the Nasdaq Global Market until May 06, 2025. From May 08, 2025, until the date of this Report, our Common Stock has been quoted on the OTCQX (OTC Markets Group Inc.) under the symbol “ZCAR.” From May 08, 2025, until June 8, 2025 our Public Warrants have been quoted on the OTCQB under the symbol “ZCARW.” From June 9, 2025, until the date of this Report, our Public Warrants have been quoted on the Pink Markets (OTC Markets Group Inc.) under the symbol “ZCARW.”

Market Information:

The range of high and low bid prices for our Common Stock and Public Warrants, since May 08, 2025, the date such securities began being quoted in the OTC Markets, are set forth below as reported by the OTC Markets. The table below provides the high and low bid prices of the Common Stock and Public Warrants, during the period indicated. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

May 08, 2025 to June 27, 2025	$4.5000	$0.4841

Public Warrants

May 08, 2025 to June 27, 2025	$0.0300	$0.0041

The closing price of our Common Stock and Public Warrants as reported by OTCQX and OTC pink market as of June 27, 2025, was $0.71 and $ 0.0121, respectively.

Holders of Record

As of June 27, 2025, there were 731 holders of record of our Common Stock and 1 holder of record of our Public Warrants. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Incentive Plans

The following information is as of March 31, 2025 under the 2023 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of granted restricted stock unit awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	-	-	17,966	370,955
Options assumed during the Business Combination approved by security holders(2)	1	$120	-	-
Options assumed during the Business Combination approved by security holders(2)	15	$300		-
	16	$420	17,966	370,955

(1)	The Company adopted the 2023 Equity Incentive Plan in connection with the Business Combination. As of the date of this Form 10-K a total of 17,966 RSUs have been granted to the employees and the Board and 370,955 are reserved for future issuance.

(2)	In connection with the Business Combination, the Company assumed options to purchase 16 shares from the Zoomcar, Inc. 2012 Equity Incentive Plan with the remaining options being cancelled, other than 100,000 options of 2012 Equity Incentive Plan to purchase 2(two) shares of the Company (arrived at after taking into account the conversion ratio 0.0281:1 for the business combination event and after giving effect to the First and Second Reverse Split) which were neither assumed nor cancelled and remain the subject of a litigation (see “Risk Factors - A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested”).

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

Issuer Repurchases of Securities

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended March 31, 2025 and 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in this Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

Overview

Zoomcar’s current business model is an online peer-to-peer car sharing platform which connects Hosts (car owners) with Guests (persons in temporary need of vehicles). Our business model is explained in details under the “Standard booking Flow” section below.

As of June 27, 2025 we had 6,284,491 shares of our Common Stock issued and outstanding. Except as otherwise indicated, all share and per share information in this report gives effect to a second reverse stock split effected on March 21, 2025 at a ratio of 1-for-20.

Standard Booking Flow

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

	For the Years ended
	March 31,	March 31,
(In thousands)	2025	2024
Booking Days	679	670
Gross Booking Value	$25,283	$26,721

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

For the year ended March 31, 2025, Booking Days on the platform totaled approximately 678,708 , compared to 669,454 during the year ended March 31, 2024.

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

During the year ended March 31, 2025, Gross Booking Value on the platform totaled approximately $25.28 million, compared to approximately $26.72 million during the year ended March 31, 2024.

Components of results of operations

Net revenue

Our peer-to-peer car sharing platform, enables Hosts to connect with Guests. We act as an agent under this model and thus, our primary source of revenue is recording revenue from services (on a net basis) for trips fulfilled by Host vehicles.

Our revenue for the year ended March 31, 2025, and March 31, 2024, consists of revenue from services and other operating revenue.

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

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Years Ended March 31,
	2025	2024
Net revenue	$9,105,891	$9,897,233
Costs and expenses
Cost of revenue	5,296,841	10,331,595
Technology and development	2,965,631	4,345,748
Sales and marketing	1,466,047	5,767,036
General and administrative	9,778,371	17,245,096
Impairment of balances with government authorities	-	3,875,767
Total costs and expenses	$19,506,890	$41,565,242
Loss from operations	(10,400,999)	(31,668,009)
Finance costs	8,607,173	13,898,735
Finance costs to related parties	-	38,203
Gain on troubled debt restructuring	(1,171,161)	-
Other income, net	7,785,291	(11,316,471)
Other income from related parties	-	(11,224)
Loss before provision for income taxes	(25,622,302)	(34,277,252)
Provision for income taxes	-	-
Net loss	$(25,622,302)	$(34,277,252)

The following table sets forth our results of operations as a percentage of net revenue:

	For the Years Ended March 31,
	2025	2024
Net revenue	100%	100%
Costs and expenses
Cost of revenue	58%	104%
Technology and development	33%	44%
Sales and marketing	16%	58%
General and administrative	107%	174%
Impairment of balances with government authorities	0%	39%
Total costs and expenses	214%	420%
Loss from operations	-114%	-320%
Finance costs	95%	140%
Finance costs to related parties	0%	0%
Gain on troubled debt restructuring	-13%	0%
Other income, net	85%	-114%
Other income from related parties	0%	0%
Loss before provision for income taxes	-281%	-346%
Provision for income taxes	0%	0%
Net loss income	-281%	-346%

Net Revenue

	For the Years Ended March 31,
	2025	2024	Change	Change %
Revenues from services	9,024,576	9,836,434	(811,858)	-8%
Other revenues	81,315	60,799	20,516	34%
Net Revenue	9,105,891	9,897,233	(791,342)	-8%

Our total net revenue for the year ended on March 31, 2025, and March 31, 2024, was $9.11 million and $9.90 million, respectively, representing a decline of $0.79 million, or 8%. While the total number of Bookings and Booking Days increased by 10% and 1% respectively, GBV declined by 5%, during the year ended March 31, 2025, versus the previous comparable period, but the revenue has decreased majorly due to a reduction of average rate per hour.

In the peer-to-peer car sharing model, we continued to take several measures to improve profitability, such as (i) reduction of cash incentives paid to Hosts and (ii) introduction of cancellation fees for Host and Guest. These and other cost rationalization strategies resulted in improved unit profitability at the expense of reducing GBV and Net revenue for the year ended March 31, 2025, versus the previous comparable period.

Costs and Expenses

Cost of Revenue

	For the Years Ended March 31,
	2025	2024	Change	Change %
Cost of revenue	5,296,841	10,331,595	(5,034,754)	-49%

Cost of revenue was $5.30 million during the year ended March 31, 2025, as compared to $10.33 million during the year ended March 31, 2024, a decrease of $5.03 million, or 49%. This decrease was driven by overall Company-wide efforts to drive greater operational efficiency. Key drivers of the cost savings include $1.93 million reduction of repair and maintenance cost by optimizing the network of third-party vehicle garages, entering into new pricing contracts with these garages and reducing the accident rate by strengthening the Guest verification process, $1.36 million reduction in personnel costs (driven by headcount reductions in India, and discontinuation of operations in Vietnam, Egypt and Indonesia during the year ending March 31, 2025), a decrease of $0.16 million of uncollected customer charges which were paid to the Host by the Company as part of its business customary practice, a decrease of $0.18 million of Toll charges as the Toll is now settled between Host and Guest directly. Due to discontinuation of operations in Egypt, Indonesia and Vietnam there was a savings of $0.22 million during the year ended in March 31, 2025 as compared to the year ended March 31, 2024, under other expenses.

We further achieved savings of $0.32 million for software support and maintenance charges due to optimization of cloud cost and google maps services which were comparatively higher during the year ending March 31 2024, owing to the higher spending on brand marketing which brought more customers on the platform, increased searches without any material impact on booking. Further, there were cost savings of $0.49 million on account of depreciation on tracking devices during the year ended March 31,2025, as compared to year ended March 31, 2024, since these devices were completely depreciated in the previous Fiscal year ending March 31, 2024.

Technology and Development

	For the Years Ended March 31,
	2025	2024	Change	Change %
Technology and development	2,965,631	4,345,748	(1,380,117)	-32%

Technology and development expenses totaled $2.97 million during the year ended March 31,2025, as compared to $4.35 million during the year ended March 31,2024, a decrease of $1.38 million, or 32%. This decrease was driven by employee benefit costs reductions of $1.04 million (including $0.16 million of additional ESOP charges during the year ended March 31,2024 vs $ 0.01 million during the year ended March 31,2025), and a further reduction of $0.34 million in IT platforms support costs as the Company continues to optimize usage of cloud-based IT services while enabling more in-app features for Guests and Hosts.

Sales and Marketing

	For the Years Ended March 31,
	2025	2024	Change	Change %
Sales and marketing	1,466,047	5,767,036	(4,300,989)	-75%

Sales and marketing expense totaled $1.47 million during the year ended March 31,2025, as compared to $5.77 million during the during the year ended March 31,2024, a decrease of $4.30 million, or 75%, primarily driven by $3.64 million reduction in marketing expenses, Personnel-related costs decreased by $0.40 million due to reductions in headcount. Further there was a reduction of $0.26 million in Host incentives (this reflects the portion of the host incentives accounted for as sales and marketing expense during the year ended March 31,2025.

General and Administrative

	For the Years Ended March 31,
	2025	2024	Change	Change %
General and administrative	9,778,371	17,245,096	(7,466,725)	-43%

General and administrative expenses were $9.78 million during the year ended March 31, 2025, as compared to $17.25 million during the year ended March 31,2024, a reduction of $7.47 million, or 43%. Professional fees reduced by $5.65 million driven by elimination of SPAC related expenses during the year ended March 31, 2025 as compared to the previous comparable period. Personnel-related costs decreased by $1.79 million due to reductions in headcount during the year ended March 31, 2025.

Impairment of balances with government authorities

	For the Years Ended March 31,
	2025	2024	Change	Change %
Impairment of balances with government authorities	-	3,875,767	(3,875,767)	-100%

The impairment of balances with government authorities were Nil during the year ended March 31, 2025, as compared to $3.88 million during the year ended March 31, 2024. This impairment is a one-time charge due to non-utilization of Goods and Service Tax (GST) input accumulated over the past few years.

Finance Costs

	For the Years Ended March 31,
	2025	2024	Change	Change %
Finance costs	8,607,173	13,898,735	(5,291,562)	-38%
Finance costs to related parties	-	38,203	(38,203)	-100%

Finance costs were $8.61 million during the year ended March 31, 2025, as compared to $13.94 million during the year ended March 31, 2024, a reduction of $5.33 million, or 38%. There were Non-cash expenses related to change in fair valuation of derivative financial instrument amounting to $3.47 million, change in the value of preferred stock warrants amounting to $5.28 million, SSCPN note issue expenses of $1.56 million, change in the fair value of Atalaya note $1.63 million and discount on issue of Atalaya note amounting to $0.63 million during the year ended March 31, 2024, majority of which was converted into equity at the close of deSPAC in the fiscal year ending March 31, 2024.These reductions were partially offset by $3.29 million in Issuance cost towards common stock and warrants, $2.00 million interest on redeemable promissory notes, $0.42 million incremental other borrowing cost and amortisation of discount and debt issuance cost on redeemable promissory notes amounting to $1.77 million incurred during the year ended March 31, 2025, compared to the year ended March 31, 2024.

Gain on troubled debt restructuring

	For the Years Ended March 31,
	2025	2024	Change	Change %
Gain on troubled debt restructuring	(1,171,161)	-	(1,171,161)	100%

Gain on troubled debt restructuring during the year ended March 31, 2025 was $1.22 million vs Nil during the year ended March 31, 2024. The gain on troubled debt restructuring was on account of debt restructurings and trade payable vendor restructurings.

Other expense/(income), net

	For the Years Ended March 31,
	2025	2024	Change	Change %
Other expense (income), net	7,785,291	(11,316,471)	19,101 ,762	-169%
Other (income) from related parties	-	(11,224)	11,224	-100%

Other expenses were $7.79 million during the year ended March 31, 2025, versus other income of $11.33 million during the year ended March 31, 2024, an increase in expense of $19.11 million or 169%.

This increase in expenses is due to recognition of loss on litigation settlement amounting to $12.74 million, additional loss on assets written off amounting to $0.76 million, loss on extinguishment of liability amounting to $3.46 million, Bad debts written off on Receivables from car sale amounting to $ 0.45 million, Liquidated damages payable to Investors amounting to $ 0.57 million and loss on modification of finance lease amounting to $0.46 million respectively during the year ended March 31, 2025, further income recognized in the year ended March 31, 2024, on account of change in the fair value of SSCPN and Notes amounting to $3.45 million and $6.99 million vs nil for the year ended March 31, 2025, as the same was converted into equity at the close of deSPAC in the fiscal year ending March 31, 2024. This increase in expenses is offset by recognizing other income on account of the change in the fair value of unsecured convertible note of $1.74 million and gain on change in fair value of derivative financial instrument amounting to $9.04 million during the year ending March 31, 2025, as compared to Nil during the year ending March 31, 2024.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below.

	For the Years Ended March 31,
	2025	2024
Gross profit /(loss)	$3,809,050	$(434,362)
Gross margin	42%	-4%
Contribution profit/(loss)	4,250,778	(979,154)
Contribution margin	47%	-10%
Net (loss) income	(25,622,302)	(34,277,252)
Adjusted EBITDA	(9,914,632)	(17,845,538)

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

We recorded a contribution profit of $4.25 million during the year ended March 31, 2025, versus a contribution loss of $0.98 million during the year ended March 31, 2024. Our gross profit improved to $3.81 million during the year ended March 31, 2025, versus a gross loss of $0.43 million during the year ended March 31, 2024, which was driven by significant reductions in cost of revenue due to the overall improvements in Companywide operational efficiencies accomplished over the past few quarters. In addition, host incentives and marketing costs (excl. brand marketing) were reduced significantly to $0.74 million during the year ended March 31, 2025, versus $2.73 million during the same period in 2024, which further contributed to the Company achieving contribution profit as compared to contribution loss in the previous comparable period.

Contribution profit (loss) and contribution margin are non-GAAP financial measures with certain limitations regarding their usefulness; they should be considered as supplemental in nature and are not meant as substitutes for gross profit /(loss) and gross margin, which are measures prepared in accordance with GAAP. For purposes of calculating the non-GAAP financial measures, we utilize the GAAP financial measure of gross profit (loss), which is defined as revenue minus cost of revenue, each of which is presented in our audited consolidated statements of operations. Our definitions of contribution profit (loss) and contribution margin may differ from the definitions used by other companies in our industry and, therefore, comparability may be limited. In addition, other companies may not publish these or other similar metrics. Further, our definition of contribution profit (loss) does not include the impact of certain expenses that are reflected in our audited consolidated statements of operations. Thus, our contribution profit (loss) should be considered in addition to, not as a substitute for or in isolation from, gross profit (loss) prepared in accordance with GAAP.

The following tables present reconciliations of gross profit/(loss) to contribution profit/(loss) and gross margin to contribution margin for each of the periods indicated:

Contribution Profit/(Loss)

	For the Years Ended March 31,
	2025	2024
Net revenue	$9,105,891	$9,897,233
Cost of revenue	5,296,841	10,331,595
Gross profit/(loss)	3,809,050	(434,362)
Add: Depreciation and amortization in COR	340,188	828,111
Add: Stock-based compensation in COR	3,650	134,883
Add: Overhead costs in COR (rent, software support, insurance, travel)	840,289	1,218,583
Less: Host Incentives and Marketing costs (excl. brand marketing) C=(A+B)	742,399	2,726,369
Less: Host incentives (A)	147,180	403,069
Less: Marketing costs (excl. brand marketing) (B)	595,219	2,323,300
Contribution profit / (loss)	$4,250,778	$(979,154)
Contribution margin	47%	-10%

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

Our adjusted EBITDA loss has reduced to $9.91 million during the year ended March 31, 2025, as compared to an adjusted EBITDA loss of $17.85 million during the year ended March 31, 2024.

This improvement is a result of broad-based cost reduction and optimization initiatives that reduced our cost of revenue, technology and development costs, sales and marketing costs, and general and administrative costs (as described above) during the year ended March 31, 2025, as compared to the same period in 2025.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, Net (Loss) / Income:

	For the Years Ended March 31,
	2025	2024
Net (Loss)	$(25,622,302)	$(34,277,252)
Add/ (deduct)
SPAC transaction closing costs	-	7,061,350
Stock-based compensation	52,461	1,883,733
Depreciation and amortization	433,906	1,001,621
Finance costs	8,607,173	13,898,735
Finance costs to related parties	-	38,203
Other expense/(income), net	7,785,291	(11,316,471)
Other income from related parties	-	(11,224)
Gain on troubled debt restructuring	(1,171,161)	-
Impairment of balances with government authorities	-	3,875,767
Adjusted EBITDA	$(9,914,632)	$(17,845,538)

Liquidity and Capital Resources

During the year ended March 31, 2025, and 2024 respectively, we generated negative cash flows from operations of $9.08 million and $22.20 million, respectively, reflecting greater operating cost efficiencies and reduced overhead expenditures in 2025. The Company incurred a net loss of $25.62 million and $34.28 million during the year ended March 31, 2025, and 2024, respectively, and the accumulated deficit amounts to $333.17 million and $307.55 million as of March 31, 2025, and 2024, respectively.

As of March 31, 2025, our cash and cash equivalents totaled $1.08 million, consisting of cash on hand, fixed deposits, Restricted cash and cash equivalents included under other non-current assets and other bank balances.

Our primary use of cash is to fund our existing operations. If we have sufficient working capital, we will continue to invest in product development and in our technology platform. We expect that our general and administrative expenses will be reduced on an absolute dollar basis due to our efforts to manage cost, use of our cash effectively and improve profitability while managing our research and development programs. As on March 31, 2025, the Company’s cash position was critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

In October 2022, we entered into a Business Combination Agreement (BCA) for merger with Innovative International Acquisition Corp. (“IOAC”) In October 2022, we entered into a note purchase agreement with Ananda small business trust, an affiliate of the SPAC sponsor. Ananda small business trust has purchased notes worth $10.00 million. Additionally, pursuant to signing the BCA, the Company has entered into a warrant and convertible note agreement in February 2023 with new investors and raised a total of $21.28 million (before fees) as of August 16, 2023 (which has converted at a discount in the deSPAC). On December 28, 2023, we completed our deSPAC transaction with IOAC and received cash of $5.77 million, assumed liabilities amounting to $21.5 million and unsecured promissory notes of $3.26 million were also assumed.

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

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date of the audited Consolidated Financial Statements were issued. On November 5, 2024, the Company had entered into a private placement transaction for gross proceeds of $9.15 million (before deduction of fees to the placement agent and other offering expenses). On November 7, 2024, the Company closed on private placement financing pursuant to which it raised gross proceeds of approximately $9.15 million. After the deduction of commissions and expenses, the Company received net proceeds of approximately $7.625 million and used $3.804 million of such net proceeds to repay the outstanding principal balance and accrued interest on outstanding indebtedness relating to financing from institutional investors in June 2024. There was also a holdback of $0.2 million for indemnification of the placement agent in the financing, leaving proceeds of approximately $3.621 million to the Company. While this financing resulted in the payment of certain outstanding indebtedness, the Company will still need to raise substantial additional capital imminently in order to have sufficient capital. The Company believes that current cash and cash equivalents will allow the Company to continue operations through July 31, 2025, assuming that the Company makes part payments on its currently outstanding indebtedness and future accruals. The Company was advised by its largest investor and director that he would no longer commit to continuing his support to the Company in the event that any liquidity requirements arise in the future.

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

Debentures and Other Borrowings from Financial Institutions

We have obtained loan facilities from various financial institutions during earlier time periods, which remained outstanding as of March 31, 2025.

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

Private Placement of Equity

On November 5, 2024, the Company had entered into a private placement transaction for gross proceeds of $9.15 million (before deduction of fees to the placement agent and other offering expenses payable by the Company). Aegis Capital Corp. is acting as the Exclusive Placement Agent for the private placement. The Company intends to use the net proceeds from the private placement to repay approximately $3.80 million of outstanding indebtedness (including accrued interest).

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

The following table summarizes our cash flows for the periods presented:

Statements of Cash Flows Data:	For the Years Ended March 31,
	2025	2024
Net cash used in provided by operating activities	(9,076,067)	(22,199,149)
Net cash flows generated from investing activities	492,140	814
Net cash generated from financing activities	8,269,234	20,202,013
Effect of foreign exchange on cash and cash equivalents.	(9,415)	(194,275)
Net decrease in cash and cash equivalents	(314,693)	(1,996,322)

Operating Activities

Net cash used in operating activities was $9.08 million and $22.20 million for the year ended March 31, 2025, and March 31, 2024, respectively. The major drivers contributing to the decrease of $13.12 million during the current financial year compared to previous financial year included the following:

Decrease in net loss of $13.11 million after adjustments for non-cash items. These adjustments include fair value changes in financial instruments, loss on Litigation settlement, loss on extinguishment of liability, interest on redeemable promissory note, loss on extinguishment of redeemable promissory note, issuance cost towards issue of common stock and warrants, gain on troubled debt restructuring, change in fair value of Unsecured Convertible Note and other adjustments.

Investing Activities

Net cash generated from investing activities totaled $0.49 million for the year ended March 31, 2025, as compared to Nominal cash generated for investing activities during the same period in 2024. The increase in cash generated during year ended March 31, 2025, is largely attributable to receipt of proceeds from maturity of investment in fixed deposits and proceeds from sale of assets held for sale.

Financing Activities

Net cash generated from financing activities totaled $8.27 million and $20.20 million during the year ended March 31, 2025, and March 31, 2024, respectively. The Company received proceeds from the issuance of equity and warrants amounting to $16.07 million, redeemable promissory note amounting to $3.00 million and from issuance of debt $1.07 million, further payments towards issuance cost of equity and warrants amounting to $2.37 million, further the payments include repayment of redeemable promissory note amounting to $3.80 million along with interest, repayment of debt $3.10 million and payment towards finance lease amounting to $2.10 million during the year ended March 31, 2025 as compared to higher  proceeds from the issuance of Senior Subordinated convertible promissory note of $13.18 million , proceeds from issuance of unsecured convertible note amounting to $7.80 million, proceeds from merger $5.77 million, proceeds from issuance of debt of $1.08 million, further there are cash outflows towards payment of unsecured promissory note $1.23 million, payment towards offering costs $2.84 million, payment towards issuance cost of Senior Subordinated convertible promissory note $1.56 million, repayment of debt $1.46 million, payment of finance lease obligations $0.53 million during the year ended March 31, 2024. As the Company’s cash position decreased, critical payments and debt repayments were not being made in the ordinary course of business.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business.

Below is a table that shows our contractual lease obligations as of March 31, 2025:

	March 31, 2025
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases
2026	337,044	4,285,354
2027	353,429	-
2028	370,634	-
2029	388,699	-
2030	-	-
Total Lease Payments	$1,449,806	$4,285,354
Less : Imputed Interest	331,069	318,392
Total Lease Liabilities	$1,118,737	$3,966,962

Borrowings

The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a material penalty are not included in the table above.

As at	March 31, 2025
Current
From Others
- Mahindra & Mahindra Financial Services Limited	439,415
- TATA Motors Finance Limited	1,749,415
- Kotak Mahindra Financial Services Limited	376,861
- Orix Leasing and Financial Services India LTD	58,978
- Clix Finance India Private Limited	64,621
- AON Risk Insurance Services West, Inc	162,051
2,851,341

Total maturity for the year ending on March 31, 2026	$2,851,341

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

(A) Claims filed by customers and third-parties not acknowledged as liability amounted to $4,503,122 and $4,565,949 as at March 31, 2025 and March 31, 2024, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip ; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle ; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company , the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B) The Company has received various orders and show cause notices from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $9,514,651 (March 31, 2024: $7,984,418). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of March 31, 2025, and March 31, 2024.

(C) In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $397,023 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

(D) On November 1, 2024, Gregory Moran, a former employee of Zoomcar India, has filed a case with the Superior Court, Delaware, challenging his termination without a cause or a sufficient notice, claiming $100,000 payment that was agreed to be paid on the 6 month anniversary of the effective date of closing of the SPAC transaction along with a 8% fully diluted equity interest in Zoomcar Holdings, Inc., non-payment of “vacation” valued at approximately $30,000, leave encashment of approximately $42,000, $96,000 entitled to him for severance pay and gratuity as per India’s Payment of Gratuity Act, 1972. Additionally, he has claimed 210,520 stock units already existing, fully vested. The Company filed a motion to dismiss the matter on November 27, 2024. On January 7, 2025, the Company subsequently filed the opening brief in support of the motion to dismiss filed on November 27, 2024. The Company further filed the opening brief in support of the motion to dismiss on 7 January 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025. Oral arguments on Zoomcar’s motion to dismiss were heard on April 29, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion.

(E) Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2023 tax returns. There are other ongoing audits in various other jurisdictions that are not material to our financial statements. The Company received an order for fiscal year 2015-16 in relation to non-deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $125,839 (March 31, 2024: $129,027). Penalty of $125,839 has been claimed but the proceedings are kept under abeyance until the above order is disposed off. The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position as at March 31, 2025 and March 31, 2024, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

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

See Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements for further information related to our critical accounting policies and estimates, which are as follows:

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

Redeemable Promissory Notes

During the year ended March 31, 2025, the Company has issued Redeemable Promissory Notes which are repayable at the principal value on maturity date and has been accounted for under ASC 470-10. The Company issued these Redeemable Promissory notes on discount and incurred expenses on issue of the Redeemable Promissory Notes. As per ASC 835, the discount and the expenses incurred on issue of the Redeemable Promissory Notes have been amortized over the period of the Redeemable Promissory note on a straight-line basis. The Redeemable Promissory Notes liabilities have been presented net off the discount and issue expenses.

Debt Issuance costs

Debt issuance costs consist primarily of arrangement fees paid to Placement agent, professional fees and legal fees. These costs are netted off with the related debt and are being amortized to interest expense over the term of the related.

The debt has been classified into current or non-current based on the payment terms of the debt instruments. Non-current obligations are those scheduled to mature beyond twelve months from the date of the Company’s Consolidated Balance Sheets.

Warrants

When the Company issues warrants, it evaluates the balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the Consolidated Balance Sheets. In accordance with ASC 815- 40, Derivatives and Hedging- Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the Consolidated Balance Sheets at fair value with any changes in its fair value recognized currently in the Consolidated Statement of Operations.

Warrants issued towards the November 2024 and December 2024 offering:

During the year ended March 31, 2025, the Company issued shares of Common Stock, pre-funded, Series A and Series B warrants in the November 2024 and December 2024 offering (Refer to Note 22) and as consideration to the placement agents for the issuance. The Common stock and pre-funded warrants were classified as equity in accordance with ASC 815-40 since all the conditions required for equity classification are met. The Series A warrants and Series B warrants were classified as derivative financial instruments in accordance with ASC 815-10-15-83 since they contain an underlying, can only be net settled and required no initial net investment. Accordingly, the derivative instruments were measured at fair value and subsequently revalued at each reporting date.

During the year ended March 31, 2025, the exercise price of Series A warrants for both November 2024 and December 2024 offering was adjusted to equal the floor price and the number of warrants were adjusted such that aggregate exercise price remains same.

During the year ended March 31, 2025, the reset price of Series B warrants for both November 2024 and December 2024 offering was adjusted to equal the floor price and the warrant holders are entitled to the maximum warrants that could be issued as per the agreement. Hence, as of March 31, 2025, the number of warrants exercisable towards Series A and Series B of both the November 2024 and December 2024 offering is fixed and hence there is no variability w.r.t. the number of warrants due to changes in the share price of the Company. Hence, the outstanding Series A Series B warrants for both November 2024 and December 2024 offering have been reclassified to equity at the reclassification date fair value.

Warrants exercised before the reclassification have been reclassified at their respective exercise date at their respective fair value on such date and warrants exercised after the reclassification were directly adjusted with additional paid in capital.

Warrants issued along with Redeemable Promissory Note:

During the year ended March 31, 2025, the Company issued warrants along with Redeemable Promissory Note and as consideration to placement agents for the issuance of the Redeemable Promissory Note.

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

The estimated fair value adjustment, as required by ASC 825-10-45-5, was recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized under Finance costs shown as “Change in fair value of Notes” and “Change in fair value of SSCPN” in the accompanying Consolidated Statement of Operations. With respect to the above Notes and SSCPN, as provided for by ASC 825-10-50- 30(b), the estimated fair value adjustments were presented as a separate line item in the accompanying Consolidated Statement of Operations, since the change in fair value of the Notes and SSCPN payable were not attributable to instrument specific credit risk.

During the year ended March 31, 2024, as a result of consummation of the Business Combination by way of Reverse Recapitalization, the Notes and SSCPN outstanding were converted into 59,757 shares (5,975,686 shares prior to the Reverse Stock Split) of the Company’s Common Stock.

The SSCPN and Notes were adjusted for their carrying value through Consolidated Statement of Operations as on date of Reverse Recapitalization and credited at carrying value to the capital accounts upon conversion to reflect the stock issued.

During the year ended March 31, 2024, the Company issued an unsecured convertible note (“Atalaya Note) which had features similar to that of SSCPN and were accounted accordingly as enumerated above. As at March 31, 2025, the Atalaya Note is measured at cost and no longer carried at fair value. Refer Note 18.

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

In accordance with ASC 470-60, when the total future cash payments under the new terms are less than the carrying amount of the payable at the date of restructuring, the difference between the carrying amount and the total future cash payments is recognized as a ‘Gain on Troubled Debt Restructuring’ in the Consolidated Financial Statements. This gain is recorded immediately in the period the restructuring occurs.

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

Item 8. Financial Statements and Supplementary Data

ZOOMCAR HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Zoomcar Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Zoomcar Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. In addition, the Company’s cash position is critically deficient and critical payments are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the aforesaid note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Gurugram, India

June 30, 2025

ZOOMCAR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in USD, except number of shares) As at	March 31, 2025	March 31, 2024
Assets
Current assets :
Cash and cash equivalents (Refer Note 32- VIE)	$1,077,275	$1,496,144
Accounts receivable, net of allowance for credit losses (Refer Note 32- VIE)	200,650	194,197
Balances with government authorities	187,458	427,702
Short term investments	-	298,495
Prepaid expenses (Refer Note 32- VIE)	1,020,170	1,445,336
Other current assets (Refer Note 32- VIE)	261,200	523,746
Other current assets with related parties	-	44,168
Assets held for sale	267,293	629,908
Total current assets	$3,014,046	$5,059,696
Property and equipment, net of accumulated depreciation $6,717,519 and $6,189,452 respectively (Refer Note 32- VIE)	327,124	1,558,980
Operating lease right-of-use assets	1,021,898	1,290,608
Intangible assets, net of accumulated amortisation of $10,941 and $14,640 respectively (Refer Note 32- VIE)	5,451	18,393
Long term investments (Refer Note 32- VIE)	25,653	91,947
Balances with government authorities, (Refer Note 32- VIE)	-	18,126
Prepaid expenses (Refer Note 32- VIE)	257,385	326,109
Other non-current assets, net of allowance for credit losses	705,767	808,739
Total assets	$5,357,324	$9,172,598

Liabilities and stockholders’ deficit
Current liabilities :
Accounts payable (Refer Note 32- VIE)	$12,396,147	$14,279,152
Accounts payable towards related parties	152,435	152,435
Current maturities of long-term debt	2,851,341	5,049,483
Current portion of operating lease liabilities	316,756	365,542
Finance lease liabilities	3,966,962	5,738,239
Contract Liabilities (Refer Note 32- VIE)	471,720	716,091
Current portion of pension and other employee obligations (Refer Note 32- VIE)	152,872	183,655
Unsecured Convertible Note	6,002,269	-
Unsecured promissory note to related parties	-	2,027,840
Other current liabilities (Refer Note 32- VIE)	3,199,649	2,783,618
Total current liabilities	$29,510,151	$31,296,055
Operating lease liabilities, less current portion	801,981	1,009,681
Pension and other employee obligations, less current portion (Refer Note 32- VIE)	394,030	491,449
Unsecured Convertible Note	-	10,067,601
Total liabilities	$30,706,162	$42,864,786
Commitments and contingencies (Note 34)
Stockholders’ deficit:
Common stock, $0.0001 par value per share, 250,000,000 shares authorized as of March 31, 2025 and March 31, 2024; 2,462,418 shares and 32,160 shares issued and outstanding as of March 31, 2025 and March 31, 2024 respectively *	246	3
Additional paid-in capital	305,693,199	272,063,319
Accumulated deficit	(333,173,805)	(307,551,502)
Accumulated other comprehensive income	2,131,522	1,795,992

Total stockholders’ deficit	$(25,348,838)	$(33,692,188)

Total liabilities and stockholders’ deficit	$5,357,324	$9,172,598

*	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20 respectively. (Refer Note 3)

The accompanying notes are an integral part of these Consolidated Balance Sheets.

ZOOMCAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In USD, except number of shares) Year ended	March 31, 2025	March 31, 2024

Revenue :
Revenues from services	$9,024,576	$9,836,434
Other revenues	81,315	60,799
Total revenue	$9,105,891	$9,897,233
Cost and Expenses
Cost of revenue	5,296,841	10,331,595
Technology and development	2,965,631	4,345,748
Sales and marketing	1,466,047	5,767,036
General and administrative	9,778,371	17,245,096
Impairment of balances with government authorities	-	3,875,767
Total costs and expenses	$19,506,890	$41,565,242
Loss from operations before income tax	(10,400,999)	(31,668,009)
Finance costs	8,607,173	13,898,735
Finance costs to related parties	-	38,203
Gain on troubled debt restructuring	(1,171,161)	-
Other expense/(income), net	7,785,292	(11,316,471)
Other income from related parties	-	(11,224)
Loss before income taxes	$(25,622,303)	$(34,277,252)
Provision for income taxes	-	-

Net loss attributable to common stockholders	$(25,622,303)	$(34,277,252)

Net loss per share *
Basic	$(51.84)	$(3,839.73)
Diluted	$(51.84)	$(3,839.73)
Weighted average shares used in computing loss per share: *
Basic	494,276	8,927
Diluted	494,276	8,927

*	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20 respectively. (Refer Note 3)

The accompanying notes are an integral part of these Consolidated Statements of Operations.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In USD, except number of shares) Year ended	March 31, 2025	March 31, 2024

Net loss	$(25,622,303)	$(34,277,252)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	399,817	37,710
Loss for defined benefit plan	(57,663)	(48,593)

Reclassification adjustments:
Amortization of gains on defined benefit plan	(6,624)	(21,124)

Other comprehensive income/(loss) attributable to common stockholders	$335,530	$(32,007)
Comprehensive loss	$(25,286,773)	$(34,309,259)

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Loss

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2025 AND 2024

		Mezzanine equity Preferred stock		Zoomcar Holdings, Inc.
(In USD, except number of shares)	Redeemable Non-controlling Interest Amounts	Shares	Amounts	Shares	Amounts	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total equity (deficit)
Balance as at April 01, 2023	25,114,751	99,309,415	168,974,437	16,987,064	1,699	22,140,866	(270,002,280)	1,827,999	(246,031,716)
Retroactive application of Reverse Recapitalization*	-	(77,466,242)	-	(16,504,250)	(1,651)	1,651	-	-	-
Retroactive application of First Reverse Stock Split (Note 3) **				(477,472)	(48)	48
Retroactive application of Second Reverse Stock Split (Note 3) **	-	-	-	(4,538)	(0)	0	-	-	-
Balance as at April 01, 2023	25,114,751	21,843,173	168,974,437	804	-	22,142,565	(270,002,280)	1,827,999	(246,031,716)
Stock based compensation	-	-	-	-	-	617,905	-	-	617,905
Accelerated vesting of stock based awards on cancellation	-	-	-	-	-	1,265,828	-	-	1,265,828
Gain on employee benefit, (net of taxes amounts to $ NIL)	-	-	-	-	-	-	-	(69,717)	(69,717)
Net loss	-	-	-	-	-	-	(34,277,252)	-	(34,277,252)
Conversion of redeemable non-controlling interest into common stock upon Reverse Recapitalization	(25,114,751)	-	-	653	0	25,114,751	-	-	25,114,751
Conversion of redeemable convertible preferred stock into common stock upon Reverse Recapitalization	-	(21,843,173)	(168,974,437)	18,914	2	168,974,435	-	-	168,974,437
Issuance of shares to vendors against services	-	-	-	1,809	0	19,052,000	-	-	19,052,000
Issuance of common stock upon settlement of SSCPN	-	-	-	3,679	0	27,148,313	-	-	27,148,313
Issuance of common stock upon settlement of convertible promissory notes	-	-	-	536	0	3,953,856	-	-	3,953,856
Reclassification on conversion of preferred stock warrants and derivative financial instruments of Zoomcar, Inc. to common stock warrants of the Company	-	-	-	-	-	24,314,334	-	-	24,314,334
Issuance of Common Stock upon Reverse Recapitalization	-	-	-	5,607	1	(20,520,668)	(3,271,970)	-	(23,792,637)
Net common share settlement of private warrants				158	0	(0)	-	-	-
Foreign currency translation adjustment, (net of taxes amounts to $ NIL)	-	-	-	-	-	-	-	37,710	37,710
Balance as at March 31, 2024	-	-	-	32,160	3	272,063,319	(307,551,502)	1,795,992	(33,692,188)

Balance as at April 01, 2024	-	-	-	63,185,881	6,319	272,057,003	(307,551,502)	1,795,992	(33,692,188)
Retroactive application of First Reverse Stock Split (Note 3) **				(62,553,508)	(6,256)	6,256	-		-
Retroactive application of Second Reverse Stock Split (Note 3) **	-	-	-	(600,213)	(60)	60	-	-	-
Balance as at April 01, 2024	-	-	-	32,160	3	272,063,319	(307,551,502)	1,795,992	(33,692,188)
Stock based compensation	-	-	-	-	-	52,461	-	-	52,461
Issue of common stock against Atalaya note	-	-	-	6,257	1	2,324,695	-	-	2,324,696
Issue of common stock warrants along with redeemable promissory notes	-	-	-	-	-	2,047,925	-	-	2,047,925
Issue of common stock warrants to placement agents against Redeemable Promissory Note	-	-	-	-	-	418,157	-	-	418,157
Issuance of common stock upon conversion of unsecured promissory note to related party	-	-	-	338	-	2,027,840	-	-	2,027,840
Issue of common stock upon exercise of warrants along with redeemable promissory notes	-	-	-	46,527	5	(5)	-	-	-
Issue of common stock and warrants on fund raise***	-	-	-	250,429	25	2,568,530	-	-	2,568,555
Issue of common stock and warrants on settlement***	-	-	-	523,317	52	16,158,761	-	-	16,158,813
Issue of common stock warrants to placement agents	-	-	-	-	-	48,405	-	-	48,405
Issuance costs towards common stock and warrants	-	-	-	-	-	(616,440)	-	-	(616,440)
Issue of common stock upon exercise of warrants***	-	-	-	1,521,097	152	232,909	-	-	233,061
Reclassification of debt to equity (Note 23 and Note 33)	-	-	-	-	-	8,366,650	-	-	8,366,650
Reverse stock split rounding adjustment	-	-	-	82,293	8	(8)	-	-	-
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	(64,287)	(64,287)
Net loss	-	-	-	-	-	-	(25,622,303)	-	(25,622,303)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	-	-	399,817	399,817
Balance as at March 31, 2025	-	-	-	2,462,418	246	305,693,199	(333,173,805)	2,131,522	(25,348,838)

*	Both the number of stock outstanding and their par value have been retroactively recast for all prior periods presented to reflect the par value of the outstanding stock of Zoomcar Holdings, Inc. as a result of the successful Reverse Recapitalization.
**	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20 respectively. (Refer Note 3) The accompanying notes are an integral part of these Consolidated Statements of Stockholders’ Deficit
*** Refer	Note 23 for the details of the common stock and warrants issued and exercised during the year.

ZOOMCAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended	March 31, 2025	March 31, 2024
A. Cash flows from operating activities
Net loss	(25,622,303)	(34,277,252)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	433,906	1,001,621
Stock-based compensation	52,461	1,883,733
Impairment of balances with government authorities	-	3,875,767
Change in fair value of preferred stock warrant	-	5,284,494
Change in fair value of convertible promissory note	-	(6,990,870)
Change in fair value of Senior Subordinated Convertible Promissory Notes	-	(3,448,845)
Change in fair value of derivative financial instruments	(9,035,085)	3,465,293
Loss on Litigation settlement	12,738,865	-
Loss on extinguishment of liability	3,458,248	-
Interest on redeemable promissory note	1,995,967	-
Amortisation of discount and debt issuance cost on redeemable promissory notes	1,765,615	-
Issuance cost towards issue of warrants	3,294,526	-
Change in fair value of Unsecured Convertible Note	(1,740,636)	1,632,996
Discount on issue of Unsecured Convertible Note	-	632,595
SSCPN issue expenses	-	1,564,210
(Gain)/Loss on sale and disposal of assets, net	(114)	82,640
(Gain)/Loss on sale and disposal of assets held for sale, net	(1,054)	207,706
Impairment on assets held for sale	448,484	-
Assets written off	853,194	90,750
Liabilities written back	(219,284)	(382)
Payable to customers and provision written back	(227,643)	-
Allowance for credit losses	-	13,869
Gain on troubled debt restructuring	(1,171,161)	-
Loss on modification of finance leases	456,714	-
Other income/expense	2,137	4,943
Bad debts against receivables from car sale	452,014	-
Host receivable written off	202,944	-
	(11,862,205)	(24,976,732)
Changes in operating assets and liabilities :
(Increase)/Decrease in Accounts receivable	(13,668)	33,030
Decrease/(Increase) in Balances with government authorities	200,769	(194,278)
Decrease/(Increase) in Prepaid expenses	481,521	(872,639)
(Increase)/Decrease in Other assets	(230,295)	181,699
Increase in Accounts payables	2,122,791	3,587,669
Increase in Other liabilities	615,550	43,153
(Decrease)/Increase in Pension and other employee obligations	(175,963)	27,192
Decrease in Operating lease right of use asset	239,335	381,109
(Decrease) in Operating lease liabilities	(224,868)	(352,682)
(Decrease) in Contract liabilities	(229,034)	(56,670)
Net cash used in operating activities (A)	(9,076,067)	(22,199,149)

B. Cash flows from investing activities
Proceeds from sale/payment for purchase of property and equipment, including intangible assets and capital advances	(12,012)	(108,158)
Payment towards investments in fixed deposits	-	(168,761)
Proceeds from sale of property, plant and equipment	-	(34,571)
Proceeds from sale of asset held for sale	144,538	121,315
Proceeds from maturity of investments in fixed deposits	359,614	190,989
Net cash generated/(used) in investing activities (B)	492,140	814

C. Cash flows from financing activities
Proceeds from issue of equity and warrants	16,073,284	-
Payment of issuance cost towards issue of common stock and warrants	(2,370,799)	-
Proceeds from issue of Senior Subordinated Convertible Promissory Notes	-	13,175,025
Proceeds from issue of Unsecured Convertible Note	-	7,802,010
Proceeds from issue of redeemable promissory notes	3,000,000	-
Payment of redeemable promissory note issue expenses	(491,500)	-
Repayment of redeemable promissory note	(3,804,000)	-
Payment of unsecured promissory note	-	(1,231,368)
Payment of offering costs	-	(2,836,626)
Payment of Senior Subordinated Convertible Promissory Notes issue expenses	-	(1,564,210)
Proceeds from merger	-	5,770,630
Proceeds from issue of debt	1,069,500	1,078,050
Repayment of debt	(3,104,032)	(1,464,539)
Principal payment of finance lease obligation	(2,103,219)	(526,959)
Net cash generated from financing activities (C)	8,269,234	20,202,013

Net increase in cash and cash equivalents and restricted cash (A+B+C)	(314,693)	(1,996,322)
Effect of foreign exchange on cash and cash equivalents.	(9,414)	(194,275)
Cash and cash equivalents and restricted cash
Beginning of period	1,496,144	3,686,741
End of period	1,172,037	1,496,144

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	1,077,275	1,496,144
Restricted cash included under other non-current assets	94,762	-
Total cash and cash equivalents and restricted cash shown in Consolidated Statement of Cash Flows	1,172,037	1,496,144

Supplemental disclosures of cash flow information
Cash (paid) for income taxes	(4,052)	(95,839)
Interest paid on debt	(307,354)	(431,136)

Supplemental disclosures of non-cash investing and financing activities:
Issue of common stock upon conversion of SSCPN	-	27,148,313
Issue of common stock upon conversion of warrants	-	31
Non-cash liabilities assumed in the Reverse Recapitalization	-	17,100,000
Warrants issued on completion of Reverse Recapitalization	-	7,538,708
Issue of common stock upon conversion of convertible promissory notes	-	3,953,856
Issue of Common Stock and warrants	16,158,811	-
Reclassification of warrants from liability to equity	8,366,650
Issue of Common Stock upon cashless exercise of warrants	92,791
Issue of Common stock upon conversion of Unsecured Convertible Note	2,324,696	-
Assumption of Unsecured promissory note on Reverse Recapitalization	-	3,259,208
Issue of warrants to redeemable promissory note holders	2,047,925	-
Issue of common stock upon exercise of warrants issued with redeemable promissory notes	5	-
Issue of common stock upon conversion of unsecured promissory note	2,027,840	-
Warrants issued to placement agents towards issue of redeemable promissory notes	418,157	-
Warrants issued to placement agents	1,540,167	-
Acquisition of assets held for sale by incurring a liability	238,689	-

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows

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

Going concern

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The Consolidated Financial Statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company incurred a net loss of $25,622,303 and $ 34,277,252 during the year ended March 31, 2025 and March 31, 2024, and cash used in operations was $9,076,067 for the year ended March 31, 2025. The Company’s accumulated deficit amounts to $333,173,805 (March 2024: $307,551,502). The Company has negative working capital of $26,496,105 as on March 31, 2025. In addition, the Company’s cash position is critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date of the Consolidated Financial Statements are issued.

Management is evaluating plans with respect to these adverse financial conditions that caused to express substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to seek funding through additional debt or equity financing arrangements, implement business initiatives to improve customer experience and incremental expense reduction measures or a combination thereof to continue financing its operations. The Company has filed Registration Statement under Form S-1 on May 5, 2025 to raise upto $15 million. No amount has been raised against the same. Further, on June 23, 2025, the Company received a net proceed of $350,000 by way of issue of a bridge note to certain investors totaling $402,000 at a discount of $42,000 and an issuance cost of $10,000.

While these financing arrangements shall result in the payment of certain outstanding indebtedness, the Company will still need to raise additional capital imminently in order to have sufficient capital. There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan.

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

The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest is considered a VIE in accordance with ASC 810.

Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary.

As at March 31, 2025, following are the list of subsidiaries and step-down subsidiaries:

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

The assets/liabilities consolidated for the VIE are not material. Refer note 31 for details.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

iii.	Use of estimates and assumptions

The use of estimates and assumptions as determined by management is required in the preparation of Consolidated Financial Statements in conformity with US GAAP. These estimates are based on management’s evaluation of historical trends and other information available when the Consolidated Financial Statements are prepared and may affect the amounts reported and related disclosures. Actual results could differ from those estimates.

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

c.	Estimation of utilization of loyalty points

d.	Leases – assumption to determine the incremental borrowing rate

e.	Valuation allowance on deferred tax assets

f.	Estimation of utilization of balances with government authorities

Changes in accounting estimates are accounted for in the period of change and for prospective periods, if applicable. A change to an accounting estimate is recorded based on events, facts, or circumstances that occurred during the period in which the estimate was changed.

iv.	Currency translation

The consolidated financial statements are presented in US Dollars (“$”) which is the reporting currency of the Company.

Monetary assets and liabilities, and transactions denominated in currencies other than the functional currency are remeasured at the exchange rate on the Balance Sheet date and non- monetary assets and liabilities are measured at historical exchange rates. The gains and losses resulting from remeasurement are recorded as foreign exchange gains (losses), within other income (expense), in the Consolidated Statement of Operations.

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

During the year ended March 31, 2025 and March 31, 2024, the Company derives its revenue principally from the following:

Facilitation revenue

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

In case of booking value collected from the renter on behalf of the Host, the Company evaluated the presentation of revenue on a gross versus net basis based on factors given under ASC 606 whether or not it is the principal (gross) or the agent (net) in the transaction and concluded that it is acting in an agent capacity, and revenue is presented net reflecting the facilitation fees received from the Marketplace service. The customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs. Revenue is recognized ratably over the trip period on straight line basis using the output method as its performance obligation is satisfied over time.

The Company offers various incentive programs to hosts. The incentives are recorded in accordance with ASC 606- 10-32-25 and ASC 606-10-32-27 as a reduction to revenue and in cases where the amount of incentive paid to the Host are above the facilitation fees earned from that Host on cumulative basis, the excess of the revenue amount is recorded as a marketing expense in the Consolidated Statements of Operations. These incentives are offered as part of overall marketing strategy of the Company and incentivize the hosts to refer the platform.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Loyalty program

The Company offers loyalty program, Z-Points, wherein customers are eligible to earn loyalty points that are redeemable for payment towards facilitation fees. Under ASC 606, each transaction that generates loyalty points results in the deferral of revenue equivalent to the retail value at the date the points are earned. The associated revenue is recognized when the customer redeems the loyalty points. The retail value of points is estimated based on the current retail value measured as of the date the loyalty points are earned, less an estimated amount representing loyalty points that are not expected to be redeemed (“breakage”). Breakage is reviewed on an annual basis and includes significant assumptions such as historical breakage trends, internal Company forecasts and extended redemption period, if any. As at March 31, 2025 and March 31, 2024, the Company’s deferred revenue balance amounted to $21,365 and $96,710 respectively and is included in Contract liabilities in the Consolidated Balance Sheets.

Contract liabilities

Contract liabilities primarily consist of obligations to customers for advance received against bookings, revenue-share payable to customers for vehicles listed by them on Company’s portal for short-term rentals and related to Company’s points-based loyalty program. As per ASC 606- 10-50-14 the Company does not aggregate amount of transaction price allocated to remaining performance obligations as required under ASC 606-10-50-13, since the company’s performance obligation is a part of a contract that has an original expected duration of one year or less.

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

The Company is required to place cash in an indemnification escrow fund with the placement agent for all indemnification liabilities and expenses payable by the Company as per the placement agent agreement for a period of 3 years from closing of the November 2024 Offering. Such cash is classified as restricted cash and reported as a component of other non-current assets in the Consolidated Balance Sheets.

ix.	Accounts receivable, net of allowance

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

x.	Other receivables

Other receivables include amounts recoverable from host. The receivable from host is adjusted for an allowance on account of host which are not active on the platform for more than 90 days.

xi.	Balances with government authorities – Input Tax Credit

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

xii.	Concentration of credit risk

Cash and cash equivalents, investments, other receivables, and accounts receivable are potentially subject to credit risk concentration. The Company has not experienced any material losses related to these concentrations during the years presented. No customers accounted for 10% or more of revenue for the years ended March 31, 2025 and 2024.

xiii.	Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives.

The devices installed on host vehicles in the marketplace business have been depreciated over 5 years. During the year ended March 31, 2025, the Company revised its estimate of the salvage value of the devices from 30% to 0%.

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the Consolidated Balance Sheets and any resulting gain or loss is reflected on the Consolidated Statements of Operations in the period realized.

xiv.	Assets held for sale

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

xvi.	Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company’s assessment is based on whether: (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term of the contract, and (3) the Company has the right to direct the use of the asset. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset.

Operating leases are presented within “Operating lease right-of-use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, less current portion” in the Company’s consolidated balance sheets. The current portion of finance lease liabilities are presented within “Finance lease liabilities” in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangement. Lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets are recognized at commencement date in an amount equal to lease liability, adjusted for any lease prepayments, initial direct costs, and lease incentives. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date. Lease terms includes the effects of options to extend or terminate the lease when it is reasonably certain at commencement of the lease that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term reflecting single operating lease cost. The Company evaluates lease agreements to determine lease and non- lease components, which are accounted for separately.

Lease payments that depend on factors other than an index or rate are considered variable lease payments and are excluded from the operating lease assets and liabilities and are recognized as expense in the period in which the obligation is incurred. The Company accounts for lease-related concessions in accordance with guidance in Topic 842, Leases, to determine, on a lease-by-lease basis, whether the concession provided by lessor should be accounted for as a lease modification.

The Company accounts for a modification as a separate contract when it grants an additional right of use not included in the original lease and the increase is commensurate with the standalone price for the additional right of use, adjusted for the circumstances of the particular contract. Modifications which are not accounted for as a separate contract are reassessed as of the effective date of the modification based on its modified terms and conditions and the facts and circumstances as of that date. Upon modification, the Company remeasures the lease liability to reflect changes to the remaining lease payments and discount rates and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. However, if the carrying amount of the ROU assets is reduced to zero as a result of modification, any remaining amount of the remeasurement is recognized as an expense in consolidated statements of income.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

The Company reviews ROU assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.

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

Sales and marketing

Sales and marketing expenses primarily consist of personnel-related compensation costs, advertising expenses and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred. Advertising expenses incurred for the year ended March 31, 2025 amounts to $829,619 (March 31, 2024: $4,479,219).

General and administrative

General and administrative expenses primarily consist of personnel-related compensation costs, professional services fees, administrative fees, depreciation, facility costs, and other corporate costs. General and administrative expenses are expensed as incurred.

xviii.	Finance costs

Finance costs comprises interest cost on debt, transaction costs, fair value changes in financial instruments, SSCPN issue expenses, and interest expense on lease liabilities. Borrowing costs and interest on leases are recognized in the Consolidated Statements of Operations using the effective interest method.

xix.	Employee benefits

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

Compensated absences

The Company’s liability for compensated absences is determined based on an actuarial valuation using the projected unit credit method and is charged to Consolidated Statements of Operations in the year in which they accrue.

Defined contribution plan

Eligible employees of the Company in India participate in a defined contribution fund in accordance with the regulatory requirements in the Indian jurisdiction. Both the employee and the Company contribute an equal amount to the fund which is equal to a specified percentage of the employee’s salary.

The Company has no further obligation under defined contribution plans beyond the contributions made under these plans. Contributions are charged to profit or loss and are included in the Consolidated Statements of Operations in the year and/or period in which they accrue.

xx.	Stock-based compensation

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

For stock options or restricted stock units with service-based vesting conditions only, the valuation model, typically the Black-Scholes option-pricing model, incorporates various assumptions including expected stock price volatility, expected term, and risk-free rates. For stock options or restricted stock units with graded vesting, the fair- value-based measure is estimated of the entire award by using a single weighted-average expected term. The Company estimated the volatility of common stock on the date of the grant based on weighted-average historical stock price volatility of comparable publicly traded companies in its industry group. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term. The Company estimates the term based on the simplified method for employee stock options considered to be “plain vanilla” options as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividend on its common stock.

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

xxi.	Debt

The debt instruments of the Company consist of debentures and term loans from financial institutions. The Company based on available proceeds makes periodic prepayments of scheduled instalments and the same has been accounted for under ASC 470-50.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Redeemable Promissory Notes

During the year ended March 31, 2025, the Company has issued Redeemable Promissory Notes which are repayable at the principal value on maturity date and has been accounted for under ASC 470-10. The Company issued these Redeemable Promissory notes on discount and incurred expenses on issue of the Redeemable Promissory Notes. As per ASC 835, the discount and the expenses incurred on issue of the Redeemable Promissory Notes have been amortized over the period of the Redeemable Promissory note on a straight-line basis. The Redeemable Promissory Notes liabilities have been presented net off the discount and issue expenses.

The Company had allocated a portion of the proceeds from the issue of its Redeemable Promissory Note to the warrants and Redeemable promissory note based on the relative fair values of warrants and Redeemable Promissory Note. Redeemable Promissory Notes may contain embedded features, such as accelerated redemption options, which are evaluated under ASC 815 to determine if bifurcation is required. If the embedded feature meets the definition of a derivative and is not clearly and closely related to the host, it is measured at fair value with changes recognized in earnings. The embedded feature was assessed and determined to be immaterial.

Issuance costs on Debt and Equity

Debt issuance costs consist primarily of arrangement fees paid to Placement agent, professional fees and legal fees. These costs are netted off with the related debt and are being amortized to interest expense over the term of the related.

The debt has been classified into current or non-current based on the payment terms of the debt instruments. Non-current obligations are those scheduled to mature beyond twelve months from the date of the Company’s Consolidated Balance Sheets.

Issuance cost incurred towards equity primarily consist of arrangement fees paid to Placement agent, professional fees and legal fees and are netted off against additional paid in capital.

xxii.	Warrants

When the Company issues warrants, it evaluates the balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the Consolidated Balance Sheets. In accordance with ASC 815- 40, Derivatives and Hedging- Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815- 40, it is classified as a derivative liability which is carried on the Consolidated Balance Sheets at fair value with any changes in its fair value recognized currently in the Consolidated Statements of Operations.

(a)	Warrants issued towards the November 2024 and December 2024 offering:

During the year ended March 31, 2025, the Company issued shares of Common Stock, pre- funded, Series A and Series B warrants in the November 2024 and December 2024 offering (Refer to Note 22) and as consideration to the placement agents for the issuance. The Common stock and pre-funded warrants were classified as equity in accordance with ASC 815-40. The Series A warrants and Series B warrants were initially classified as derivative financial instruments in accordance with ASC 815-10-15-83.

Subsequently, during the year ended March 31, 2025, the variability in number of warrants exercisable towards Series A and Series B of both the November 2024 and December 2024 offering was fixed in accordance with agreement. Hence, as per ASC 815-10, the outstanding Series A Series B warrants for both November 2024 and December 2024 offering have been reclassified to equity at the reclassification date fair value.

Warrants exercised before the reclassification have been reclassified at their respective exercise date fair value and warrants exercised after the reclassification were adjusted with additional paid in capital.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

(b)	Warrants issued along with Redeemable Promissory Note:

During the year ended March 31, 2025, the Company issued warrants along with Redeemable Promissory Note and as consideration to the placement agent for the issuance of the Redeemable Promissory Note. These warrants were classified as equity in accordance with ASC 815-40 on the initial recognition.

(c)	Warrants to be converted into common stock:

The Company’s warrants to purchase common stock were classified as equity. Upon issuance of the warrant, the Company had allocated a portion of the proceeds from the issuance of its preferred stock to the warrant based on the relative fair values of warrants and preferred stock. These warrants were converted into common stock on the date of reverse recapitalization during the year ended March 31, 2024.

xxiii.	Financial liabilities measured at fair value

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

The estimated fair value adjustment, as required by ASC 825-10-45-5, was recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized under Finance costs shown as “Change in fair value of Notes” and “Change in fair value of SSCPN” in the accompanying Consolidated Statements of Operations. With respect to the above Notes and SSCPN, as provided for by ASC 825-10-50- 30(b), the estimated fair value adjustments were presented as a separate line item in the accompanying Consolidated Statements of Operations, since the change in fair value of the Notes and SSCPN payable were not attributable to instrument specific credit risk.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

During the year ended March 31, 2024, as a result of consummation of the Business Combination by way of Reverse Recapitalization, the Notes and SSCPN outstanding were converted into 4,215 shares (84,286 prior to the Second Reverse Stock Split and 8,428,621 shares prior to the First Reverse Stock Split) of the Company’s Common Stock.

The SSCPN and Notes were adjusted for their carrying value through Consolidated Statements of Operations as on date of Reverse Recapitalization and credited at carrying value to the capital accounts upon conversion to reflect the stock issued.

During the year ended March 31, 2024, the Company issued an unsecured convertible note (“Atalaya Note) which had features similar to that of SSCPN and were accounted accordingly as enumerated above.

xxiv.	Net profit/(loss) per share attributable to common stockholders

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

xxv.	Provisions and accrued expenses

A provision is recognized in the Consolidated Balance Sheets when the Company has a present legal or constructive obligation as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation. If the effect is material, provisions are recognized at present value by discounting the expected future cash flows at a pre-tax rate that reflects current market assessments of the time value of money.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

xxvi.	Fair value measurements and financial instruments

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

During the year ended March 31, 2025, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, debt, unsecured convertible note, redeemable promissory note and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable, redeemable promissory note and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

xxvii.	Troubled debt restructuring

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

In accordance with ASC 470-60, when the total future cash payments under the new terms are less than the carrying amount of the payable at the date of restructuring, the difference between the carrying amount and the total future cash payments is recognized as a ‘Gain on Troubled Debt Restructuring’ in the Consolidated Financial Statements. This gain is recorded immediately in the period the restructuring occurs.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

xxviii.	Taxes

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

xxix.	Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

xxx.	Segment information

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

xxxi.	Common Stock Reverse Split

In October 2024 and March 2025, the Company effectuated a one-for-hundred and a one-for- twenty reverse stock split respectively. All share, stock option and warrant information has been retroactively adjusted to reflect these stock splits. See Note 3 for additional disclosure.

xxxii.	Recent Accounting Pronouncements

Accounting Pronouncement Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has adopted the same for the fiscal year beginning on April 1, 2024 and the disclosures presented in the Company’s Consolidated Financial Statements includes the same.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Accounting Pronouncement Pending Adoption

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its Consolidated Financial Statements and disclosures.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Disaggregation of Income Statement Expenses, which requires public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. Further, in January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” which clarifies the effective date of ASU 2024-03. The guidance is effective for all public entities with fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2024-03 will have on the Company’s Consolidated Financial Statements.

In December 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, “Debt—Debt with Conversion and Other Options (Subtopic 470- 20): Induced Conversions of Convertible Debt Instruments”. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). Early adoption is permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. This update does not have any impact on the Company’s Consolidated Financial Statements.

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

In March 2025, the FASB issued ASU 2025-02 “Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122” to remove the text of SAB Topic 5.FF, “Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for Its Platform Users.” The change is being made as a result of the release of SEC Staff Accounting Bulletin (SAB) 122, which rescinded SAB Topic 5.FF (added by SAB 121) that required an entity to recognize a liability and corresponding asset for its obligation to safeguard crypto assets. The entities shall apply SAB 122 on a fully retrospective basis in annual periods beginning after December 15, 2024. Additionally, entities have the option to apply SAB 122 in any earlier interim or annual financial statement period included in filings with the SEC after January 30, 2025 (the effective date of SAB 122). The above amendment does not have an impact on the Company’s Consolidated Financial Statements.

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its Consolidated Financial Statements or disclosures.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3	Reverse Stock Split

The Company’s shareholders authorized, and the Board of Directors approved for a 1-for-100 Reverse Stock Split (the “First Reverse Stock Split”), which became effective on October 21, 2024. Any fractional shares that would have otherwise resulted from the First Reverse Stock Split were rounded up to the nearest whole share.

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

The Company’s shareholders authorized, and the Board of Directors approved for a 1-for-20 Reverse Stock Split (the “Second Reverse Stock Split”), which became effective on March 21, 2025. Any fractional shares that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole share.

Every 20 shares of issued and outstanding Common Stock has been consolidated into one share, without affecting the par value. In addition, (i) a proportionate adjustment has been made to the number of outstanding warrants, per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock as per the terms and conditions of the respective warrant agreements, and (ii) the number of shares reserved for issuance pursuant to the Company’s equity incentive plans was also reduced proportionately.

4	Troubled Debt Restructuring

7.7% Debenture

On September 25, 2024, the Company entered into a settlement agreement with Blacksoil Capital Private Limited (lender). As per the agreement, the lender has agreed to waive off 25% of the outstanding amount and the Company agreed to make full settlement of its outstanding amount (net of 25% waiver) by November 15, 2024 (original date was October 31, 2024) and in case of default, the Company is liable to pay fixed coupon interest @10% p.a. on the revised outstanding amount for the period starting October 31, 2024 till December 15, 2024 (“Long stop date”). As of March 31, 2025, the Company has fully repaid its outstanding liability to the lender.

The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60. The gain on troubled debt restructuring recorded during the year ended March 31, 2025 is $82,970.

Term Loans with Others

During the year ended March 31, 2025, the Company has entered into settlement agreements with Mercury Car Rentals Limited and Jain and Sons Services Limited, wherein the lenders have waived a portion of the outstanding liability amounting to $31,684 and $17,739 respectively. As of March 31, 2025, the Company has $NIL balance (March 31, 2024 $249,560) with Mercury Car Rentals Limited and $NIL balance (March 31, 2024 $47,992) with Jain and Sons Services Limited.

The Company has accounted for these transactions as troubled debt restructuring under ASC 470-60. The gain on troubled debt restructuring recognized during the year ended March 31, 2025, amounted to $31,684 for Mercury Car Rentals Limited and $17,739 for Jain and Sons Services Limited.

Accounts Payable

During the year ended March 31, 2025, the Company carried out negotiations with its vendors and as per the revised agreements with the vendors, they have granted a short-term deferral in payments and/or reduction in outstanding liability.

The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60. The Company has recorded a net gain on troubled debt restructuring in the Consolidated Statements of Operations during the year ended March 31, 2025 amounting to $1,038,758 respectively.

The total gain on troubled debt restructuring recorded during the year ended March 31, 2025 amounts to $1,171,161. Basic EPS was increased by $2.37 ($47.39 prior to Second Reverse Stock Split and $4,738.89 prior to First Reverse Stock Split) as a result of these gains.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5	Cash and cash equivalents

The components of cash and cash equivalents were as follows:

(In USD) As at	March 31, 2025	March 31, 2024

Balances in bank accounts*	$1,077,275	$1,495,097
Cash	-	1,047
Cash and cash equivalents	$1,077,275	$1,496,144

*	This includes $128,055 collected on behalf of but not yet remitted to the Hosts which are included in accounts payable. Refer note 16.

6	Accounts receivable, net of allowance for credit losses

The components of accounts receivable were as follows:

(In USD) As at	March 31, 2025	March 31, 2024

Accounts receivable	$214,083	$207,971
Allowance for credit losses	(13,433)	(13,774)
Net accounts receivable	$200,650	$194,197

The Company records an allowance for credit losses for amounts owed for completed transactions that may never settle or be collected. For the year ended March 31, 2025, allowance amounting to $NIL was created for expected credit losses respectively (March 31, 2024 : $13,774).

Movement in allowance for expected credit loss
(In USD) As at	March 31, 2025	March 31, 2024

Balance at the beginning of the period	$13,774	$-
Allowance for expected credit loss	-	13,774
Foreign currency translation adjustment	(341)	-
Closing balance	$13,433	$13,774

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7	Balances with government authorities

The components of balances with government authorities were as follows:

(In USD) As at	March 31, 2025	March 31, 2024
Current
Goods and service tax receivable	$3,941,649	$4,277,019
Less: Impairment*	(3,754,191)	(3,849,317)
	$187,458	$427,702
Non-current
Other tax receivables	$-	$18,126
	$-	$18,126

*	During the year ended March 31, 2025, the Company recorded an allowance for impairment of tax credits amounting to $NIL and (March 31, 2024: $3,849,317) for estimated losses resulting from substantial doubt about the utilization of the tax credits. The change in the closing balance of Impairment is on account of foreign exchange differences on remeasurement in reporting currency.

8	Short term investments

The components of short term investments were as follows:

(In USD) As at	March 31, 2025	March 31, 2024

Certificate of deposits	$-	$298,495
Short term investments	$-	$298,495

9	(a) Other current assets

The components of other current assets were as follows:

(In USD) As at	March 31, 2025	March 31, 2024

Security deposits	$24,997	$98,813
Franchise tax refund receivable	84,490	84,490
Advance to employees	29,730	15,159
Receivables from car sale	57,892	90,244
Other receivables	64,091	235,040
Other current assets	$261,200	$523,746

9	(b) Other current assets with related parties

The components of other current assets with related parties were as follows:

(In USD) As at	March 31, 2025	March 31, 2024

Advance to director	$-	$44,168
Other current assets with related parties	$-	$44,168

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10	Assets held for sale

The components of assets held for sale were as follows:

(In USD) As at	March 31, 2025	March 31, 2024

Vehicles	$267,293	$629,908
Total assets held for sale	$267,293	$629,908

Vehicles represent the vehicles held for sale in the Indian subsidiary, Zoomcar India Private Limited. The gain or loss on sale of these assets is included in Loss/(Gain) on sale of assets held for sale under Other (income)/expense of Consolidated Statements of Operations. During the year ended March 31, 2025, total profit of $1,054 was recorded on sale of vehicles held for sale (total loss of $40,293 for the year ended March 31, 2024).

During the year ended March 31, 2025, the Company has recorded the impairment amount of $448,484. During the year ended March 31, 2024, the Company has recorded the impairment amount of $167,413. The impairment amount is included in ‘Impairment on assets held for sale’ under Other (income)/expense of Consolidated Statements of Operations.

11	Property and equipment, net

The components of property and equipment were as follows:

(In USD) As at	Estimated useful life	March 31, 2025	March 31, 2024

Vehicles and devices	5 years	$2,399,282	$3,274,998
Computer equipments	2 - 7 years	551,877	603,864
Office equipments	3 - 10 years	229,481	245,545
Furniture and fixtures	10 years	1,720	7,398
Total, at cost		3,182,360	4,131,805
Less: Accumulated depreciation		(2,855,236)	(2,572,825)
		$327,124	$1,558,980
Right-of-use assets under finance leases:

Vehicles, at cost		$5,777,170	$5,923,555
Accumulated depreciation		(4,015,655)	(4,117,406)
Accumulated impairment		(1,761,515)	(1,806,149)
		$-	$-
Total property and equipment, net		$327,124	$1,558,980

Depreciation expense for the year ended March 31, 2025 was $430,613 ($994,640 for the year ended March 31, 2024).

During the year ended March 31, 2025, the Company has retired the devices of the carrying value amounting to $727,145 ($NIL for the year ended March 31, 2024). Also, during the year ended March 31, 2025, the Company revised its estimate of the salvage value of the devices from 30% to 0%. The change in estimate resulted in a decrease in net income by $47,085 compared to the year ended March 31, 2024 or $0.19 per share (basic and diluted) for the year ended March 31, 2025.

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

The components of lease expense were as follows:

(In USD) Period ended	March 31, 2025	March 31, 2024
Finance lease cost:
Amortization of right-of-use assets	$-	$-
Interest on lease liabilities	550,903	625,523
Operating lease cost	363,435	516,219
Short term lease cost	486,289	423,693
Total lease cost	$1,400,627	$1,565,435

Supplemental cash flow information related to leases was as follows:

(In USD) Period ended	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$(338,626)	$(441,843)
Financing cash outflows for finance leases	$(2,103,219)	$(526,959)

Supplemental balance sheet information related to leases was as follows:

(In USD) As at	March 31, 2025	March 31, 2024
Operating Leases
Operating lease right-of-use assets	$1,021,898	$1,290,608

Current operating lease liabilities	$316,756	$365,542
Non-current operating lease liabilities	801,981	1,009,681
Total operating lease liabilities	$1,118,737	$1,375,223

Finance Leases

Property and equipment, at cost	$5,777,170	$5,923,555
Accumulated depreciation	(4,015,655)	(4,117,406)
Accumulated impairment	(1,761,515)	(1,806,149)
Property and equipment, net	$-	$-

Current finance lease liabilities	$3,966,962	$5,738,239
Non-current finance lease liabilities	-	-
Total finance lease liabilities	$3,966,962	$5,738,239

Weighted Average Remaining Lease Term
Operating leases	48 months	58 months
Finance leases	18 months	30 months
Weighted Average Discount Rate
Operating leases	13.00%	13.00%
Finance leases	9.00%	9.00%

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12	Leases (Continued)

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.

	March 31, 2025
Maturities of lease liabilities as of March 31 are as follows:	Operating Leases	Finance Leases
2026	337,044	4,285,354
2027	353,429	-
2028	370,634	-
2029	388,699	-
2030	-	-
Total Lease Payments	$1,449,806	$4,285,354
Less : Imputed Interest	331,069	318,392
Total Lease Liabilities	$1,118,737	$3,966,962

During the year ended March 31, 2025, the Company entered into re-structuring agreements with Orix Leasing and Financial Services India Limited (Orix) and recorded a gain on modification of lease amounting to $760 in the Consolidated Statement of Operations. Under the restructured terms with Orix, the Company was to pay 50% of the outstanding liability by November 25, 2024, with the remaining 50% due in 12 monthly installments at 12% interest, starting January 15, 2025. If the Company defaults, the entire liability, plus 18% annual compounded interest, will be due after a 15-day grace period. As of March 31, 2025, the Company has fulfilled all payment obligations under the restructured terms. Refer Note 26.

As at March 31, 2025, the Company continues to default on equated monthly installments (EMI) payments owed to Leaseplan India Private Limited (Lender). In adherence to the agreement, the Company has accumulated penal interest at a simple interest rate of 1% per month on the overdue EMIs, amounting to $225,142 for the year ended March 31, 2025.

As per the terms of the agreement, an additional simple interest of 1.5% per month is levied on the overdue amount as it is still unpaid after 60 days from date of default.

Further, during the year ended March 31, 2025, the Company recorded a loss on modification of lease amounting to $457,474 in the Consolidated Statement of Operations due to changes in future lease payments as per the repayment schedule. Refer note 26.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13	Intangible Assets

The components of intangible assets, were as follows:

(In USD) As at		March 31, 2025			March 31, 2024
	Average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Computer software	5 years	16,392	$(10,941)	$5,451	$33,033	$(14,640)	$18,393
Total		16,392	(10,941)	5,451	33,033	(14,640)	18,393

Amortization expense for the year ended March 31, 2025 and March 31, 2024 was $3,292 and $6,981 respectively.

Future amortization of intangible assets that will be recorded in general and administrative expenses is estimated as follows.

Amount ($)
March 31, 2026	3,257
March 31, 2027	2,194
Total remaining amortization	5,451

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14	Investments

The components of investments were as follows:

(In USD) As at	March 31, 2025	March 31, 2024
Long term investments
Investments in certificate of deposits*	$25,653	$91,947
	$25,653	$91,947

*	Investments includes certificate of deposits and interest accrued on the same.

15	Other non-current assets

The components of other non-current assets were as follows:

(In USD) As at	March 31, 2025	March 31, 2024

Security deposits	$188,723	$217,511
Deposits with tax authorities	422,282	132,638
Restricted cash*	94,762	-
Receivables from car sale**	-	458,590
Other non-current assets	$705,767	$808,739

*	Restricted cash represents amount held as an indemnification escrow fund with the placement agent for all indemnification liabilities and expenses payable by the Company as per the placement agent agreement for a period of 3 years from closing of the November 2024 Offering.

**	The Company has recorded bad debts against receivable from car sale amounting to $452,014 during the year ended March 31, 2025.

16	Accounts Payable

The components of accounts payable were as follows:

(In USD) As at	March 31, 2025	March 31, 2024
Current
Accounts payable towards related parties	$152,435	$152,435
Accounts Payable towards others*	12,396,147	14,279,152
Total Accounts Payable	$12,548,582	$14,431,587

*	During the year ended March 31, 2025, the Company carried out negotiations with its vendors which resulted in a short-term deferral in payments and/or reduction in outstanding liability. The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60 (Refer to Note 4).

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17	Debt

The components of long term and short term debt were as follows:

(In USD) As at	Effective interest rates	Original Maturities*	March 31, 2025	March 31, 2024
Current
Non-convertible debentures
- 7.7% Debentures	-	November 15, 2024	$-	$335,549
From others
- Mahindra & Mahindra Financial Services Limited	-	June 30, 2025	439,415	873,924
- TATA Motors Finance Limited	12.64%	May 31, 2027	1,749,415	2,187,128
- Kotak Mahindra Financial Services Limited	1.00%	June 30, 2025	376,861	348,599
- Jain and Sons Services Limited	-	December 31, 2024	-	47,992
- Mercury Car Rentals Private Limited	-	November 30, 2024	-	249,560
- Orix Leasing and Financial Services India LTD	12.00%	December 15, 2025	58,978	156,370
- Clix Finance India Private Limited	3.29%	July 2, 2025	64,621	124,931
- AON Premium Finance LLC	-	September 28, 2024	-	725,430
- AON Risk Insurance Services West, Inc	8.25%	April 28, 2025	162,051	-
			$2,851,341	$5,049,483
Total maturity for the year ending on March 31,
2026				$2,851,341
2027				-
2028				-
2029				-
Thereafter				-
				$2,851,341

*	Maturities have been stated as per the respective agreements with the financiers. For Tata Motors Finance Limited, due to non-payment of scheduled EMIs, the loan is immediately payable and is classified as current. The debts are not associated with any restrictive covenants.

(1) Non-convertible debentures

(i) 7.7% Debenture

On September 25, 2024, the Company entered into a settlement agreement with Blacksoil Capital Private Limited, wherein the lender waived 25% of the outstanding amount. As of March 31, 2025, the Company had fully repaid its liability to the lender. This transaction was accounted for as troubled debt restructuring under ASC 470-60 (Refer to Note 4), resulting in a net gain of $82,971 and $NIL for the year ended March 31, 2025 and March 31, 2024, respectively.

The Company has recorded an interest expense amounting to $9,755 and $64,635 for the year ended March 31, 2025 and March 31, 2024, respectively.

(2) Term loans from Others

Includes loans outstanding as at March 31, 2025 and March 31, 2024 amounting to $2,851,341 and $4,713,936, respectively.

The Company has recorded an interest expense amounting to $311,826 and $415,422 for the year ended March 31, 2025 and March 31, 2024.

As of March 31, 2025, the Company has defaulted on debt obligations, totaling $820,679, owed to various lenders. The Company has also recorded a penal interest expense amounting to $159,269 and $29,757 for the year ended March 31, 2025 and March 31, 2024.

During the year ended March 31, 2025, the Company entered into settlement agreements with Mercury Car Rentals Limited and Jain and Sons Services Limited, resulting in waiver of partial liabilities. These transactions were accounted for as troubled debt restructuring under ASC 470-60 (Refer to Note 4), and all outstanding amounts owed to these lenders were fully repaid by March 31, 2025.

During the year ended March 31, 2025, the Company has entered into a contract with AON Risk Insurance Services West, Inc, in order to refinance its D&O insurance with Insurance companies. The loan needs to be repaid by April 28, 2025.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18	Redeemable Promissory Note

On June 18, 2024, the Company entered into a Securities Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes and warrants to purchase up to an aggregate of 132,416 shares (1,267,728 shares prior to Second Reverse Stock Split and 52,966,102 shares prior to First Reverse Stock Split) of Company Common Stock for gross proceeds of $3,000,000. The closing occurred on June 20, 2024.

Out of the total proceeds of $3,000,000 received for the Redeemable Promissory notes and warrants. The Company has allocated $952,075 and $2,047,925 to redeemable promissory notes and warrants respectively, on the basis of their relative fair values. The warrants has been recorded under additional paid in capital in the Consolidated Statements of Stockholders’ Deficit. The discount on issue and issuance cost amounts to $2,647,925 and $909,657 (including consideration incurred towards placement agents of $788,157) respectively. These discount and issuance cost on Redeemable Promissory notes have been amortized over the contractual period on a straight-line basis. The Company assessed the fair value of the accelerated redemption option embedded in the redeemable promissory notes and determined that the value of this embedded feature was not material.

During the year ended March 31, 2025, the Company has paid the liability and the difference between the amount paid and the net carrying amount of the redeemable promissory notes (post amortization of discount on issue and issuance cost until the date of payment) i.e. unamortised portion of discount on issuance has been amortized and charged under finance costs in the Consolidated Statements of Operations as ‘Amortisation of discount and debt issuance cost on redeemable promissory notes’.

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

The interest on the redeemable promissory note (including amortization of discount on issue and issuance cost) was $1,995,967 for the year ended March 31, 2025 ($NIL for the year ended March 31, 2024) which was recognized in the Condensed Consolidated Statements of Operations for their respective period.

Warrants issued along with Redeemable Promissory Note

The warrants are each exercisable for one share of Common Stock at an exercise price of $56.64 per share ($2.832 per share prior to Second Reverse Stock Split and $0.1416 per share prior to First Reverse Stock Split) and may be exercised at any time after six months and upto 5 years the date of issue. Additionally, in accordance with the agreement, the Warrant contains an “alternative cashless exercise” provision which gives the Warrant holder the right to exchange the Warrant on a one-for-one basis for shares of common stock at any time that the Warrant is exercisable without any cash payment and without regard to the then market price of the Company’s common stock or exercise price of the Warrant.

During the year ended March 31, 2025, 46,527 (930,522 prior to Second Reverse Stock Split) warrants have been exercised and are converted into Common Stock. As of March 31, 2025, 69,704 warrants (1,394,062 prior to Second Reverse Stock Split) are outstanding (after considering antidilution effect). Furthermore, the placement agent warrants outstanding as of March 31, 2025 are 5,297 warrants (105,934 prior to Second Reverse Stock Split).

These Warrants are classified as equity on the Consolidated Balance Sheets.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19	Unsecured promissory note to related parties

The following is a summary of the Company’s unsecured promissory note payable as of March 31, 2025 and March 31, 2024:

(In USD) As at	March 31, 2025	March 31, 2024
Unsecured promissory note	$-	$2,027,840
Total	$-	$2,027,840

During the year ended March 31, 2025, Ananda Small Business Trust has opted for conversion of the Unsecured promissory note into the common stock of the Company at the agreed conversion price of $6,000 ($300 prior to Second Reverse Stock Split and $3.00 prior to First Reverse Stock Split) per share. On October 2, 2024, 338 shares (6,759 shares prior to Second Reverse Stock Split and 675,946 shares prior to First Reverse Stock Split) have been issued to Ananda Small Business Trust on conversion of the Unsecured promissory note.

20	Unsecured Convertible Note (‘Atalaya Note’)

The following is a summary of the Company’s Atalaya Note payable for which it elected fair value option as on March 31, 2025 and March 31, 2024:

(In USD) As at	March 31, 2025	March 31, 2024
Non-current liability
Atalaya Note	$-	$10,067,601
Current liability
Atalaya Note	$6,002,269	$-
Total	$6,002,269	$-

The Atalaya Note was initially recorded at the fair value of $10,167,194 on issuance. The Atalaya Note was issued at 7.5% discount on principal amounting to $632,596 and bears an interest of 8% and an additional interest on default of 8% compounded monthly.

During the year ended March 31, 2025, partial liability was settled by issue of 6,256 (125,120 prior to Second Reverse Stock Split and 12,512,080 prior to First Reverse Stock Split) shares to the Atalaya Note holders for a settlement of $2,324,696.

The change in fair value resulted in gain of $1,740,636 that is recorded for the year ended March 31, 2025 ($NIL for the year ended March 31, 2024) in the Consolidated Statements of Operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). Also, Refer Note 33.

During the year ended March 31, 2025, the Company received notices from Atalaya regarding equity line transactions and incurring debt without the Purchaser’s consent. Atalaya filed a case against the Company seeking relief from the above mentioned defaults. On March 28, 2025, the Supreme Court of the state of New York ordered the Company to pay the outstanding principal amount along with interest accrued till date amounting to $5,997,833. Further as per the order of the court, the Company is liable to pay interest at 9% per annum till the date the ordered amount is paid in full.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21	Other current liabilities

The components of other current liabilities were as follows:

(In USD) As at	March 31, 2025	March 31, 2024

Payable to renters	$273,591	$576,052
Statutory dues payable	1,588,047	1,550,688
Capital creditors	5,790	5,936
Employee benefit expenses payable	274,049	320,360
Other liabilities*	1,058,172	330,582
Other current liabilities	$3,199,649	$2,783,618

*	Includes payables related to operating leases and the residual value of vehicles acquired from Leaseplan India Private Limited.

*	Also includes liquidated damages payable by the Company at 2% per months of the subscription amount paid by the subscribers at the closing, to the subscribers of the December 2024 offering and Second Closing of December 2024 offering, due to the late filing of the registration statement (Form S-1) and non-effectiveness of Form S-1 within a specified period of time including an interest of 15% p.a. on non payment of the liquidated damages on time.

22	Accumulated other comprehensive income/ (loss)

The components of accumulated other comprehensive income/(loss) were as follows:

(In USD) As at	March 31, 2025	March 31, 2024
(Loss)/ Gain on employee benefit
Balance, beginning of period	$46,101	$115,818
Recognized during the period, net of taxes amounts to $NIL	(57,663)	(48,593)
Reclassification to net income: Amortization losses/(gains)	(6,624)	(21,124)
Balance, end of period	$(18,186)	$46,101

Foreign currency translation adjustment
Balance, beginning of period	$1,749,891	$1,712,181
Translation adjustments gain recognized during the period, net of taxes amounts to $NIL	399,817	37,710
Balance, end of period	$2,149,708	$1,749,891
Accumulated other comprehensive income	$2,131,522	$1,795,992

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23	Capital Stock and Warrants

During the year, the Company executed four equity offerings. These offerings involved the sale of Common Stock, Pre-Funded Warrants, Series A Warrants and a maximum number of Series B Warrants as defined in the respective agreements. All securities issued have been adjusted to reflect the Second Reverse Stock Split. During the year, the Company issued 773,785 common shares, 106,350 pre-funded warrants, and 4,217,882 Series A Warrants. Pre-funded warrants are exercisable at any time at nominal prices of $0.002. 21,750 Pre Funded Warrants were exercised and converted into common stock by March 31, 2025. On the Reset Date, as defined in the agreement, the exercise price of the warrants shall be adjusted to equal the lower of the exercise price and the Reset Price. Upon such reset, the number of warrant shares issuable upon exercise shall be increased such that aggregate exercise price remains unchanged.

Out of above, a total of 523,318 Common Stock, 28,000 Pre-Funded Warrants, 3,454,810 Series A Warrants and maximum number of Series B warrants as per agreement were issued in settlement of litigation with Randall Yanker, settlement of litigation with Aegis Capital Corp and Ellenoff Grossman & Schole LLP and to the investors in exchange for waivers of rights under prior financing agreements. These have been recorded as “Loss on litigation settlement” amounting to $12,738,865 and “Loss on extinguishment of liability” amounting to $3,458,248 under “Other expenses” in the Consolidated Statements of Operations based on the fair value of the instruments issued (Refer Note 26).

Placement agent compensation across all offerings, wherever applicable included warrants to purchase 10% of the shares of common stock and shares underlying the pre-funded warrants, Series A Warrants equal to 10% of those sold at closing, and Series B Warrants equal to 10% of those issued at or following the Reset Date. Specifically, 37,930 Common Stock Warrants were issued, exercisable at prices ranging from $39.00 to $80.60 per share (1.95 to 4.03 prior to the Second Reverse Stock Split), and classified as equity instruments.

Holders of common stock are entitled to one vote per share, dividends at the discretion of the Board of Directors, and a pro-rata share of residual assets upon liquidation. This comprehensive activity reflects the Company’s capital restructuring and financing strategy during the reporting period.

Series A warrants were issued with initial exercise prices of $80.60 ($4.03 prior to the Second Reverse Stock Split), $39.00 ($1.95 prior to the Second Reverse Stock Split), and $6.24, each exercisable for five years from the initial exercise date. Series B warrants were issued with zero initial eligibility, subject to increase on the Reset Date based on the Reset Share Amount formula. All warrants were adjusted for the Second Reverse Stock Split. Placement agents received 10% of the Series A and Series B warrants issued to investors, along with Common Stock Warrants, as compensation. The Company classified all Series A and Series B warrants as derivative financial instruments under ASC 815- 10-15-83 upon initial recognition. Due to anti-dilution and reset provisions, the exercise prices of Series A and Series B warrants were adjusted to the floor price during the year, and the number of warrants was increased to maintain the aggregate exercise price. As a result, the number of exercisable warrants became fixed, eliminating variability, and the outstanding Series A and Series B warrants were reclassified to equity at their respective reclassification date fair values. Warrants exercised before reclassification were reclassified at their exercise date fair value, while those exercised after were adjusted through additional paid-in capital. As of March 31, 2025, 1,103,832 Series A warrants exercisable at $16.12, 11,008,310 Series A warrants exercisable at $6.24 and 2,250,996 Series B warrants exercisable at $0.002 remained outstanding. A total of 56,074 shares were issued upon Series A warrant exercises and 1,443,272 shares upon Series B warrant exercises. The Company recognized a gain of $9,035,085 from the change in fair value of these derivative instruments in the Consolidated Statements of Operations.

As of March 31, 2025, the Company has 1,909,833 number of restricted shares and 552,585 number of unrestricted shares.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24	Revenue

The components of revenue, net were as follows:

(In USD)	March 31, 2025	March 31, 2024
Revenue from services
Facilitation revenue (net)	$9,024,576	$9,836,434

Other operating revenues	81,315	60,799
Total	$9,105,891	$9,897,233

Revenue by geographical location	March 31, 2025	March 31, 2024
India	$9,088,885	$9,759,318
Egypt	13,094	114,680
Vietnam	-	17,755
Indonesia	3,912	5,480
	$9,105,891	$9,897,233

Contract balances

The Company’s contract liabilities for consideration collected prior to satisfying the performance obligations against scheduled trips is $450,355 and $619,381 as at March 31, 2025 and March 31, 2024 respectively.

The Company offers loyalty program, Z-Points, that results in the deferral of revenue equivalent to the retail value at the date the points are earned. The Company had accumulated deferred revenue amounting to $21,365 and $96,710 as at March 31, 2025 and March 31, 2024, respectively in relation to Loyalty program.

The total balance under contract liability as at March 31, 2025 and March 31, 2024 is $471,720 and $716,091, respectively.

Revenue recognized during the year ended March 31, 2025 which was included in contract liabilities balance at the beginning of the respective period amounts to $262,940 ($341,585 recognized during the year ended March 31, 2024).

25	Finance costs

The components of finance costs were as follows:

(In USD)	March 31, 2025	March 31, 2024
Finance costs -other than related parties
Interest on vehicle loans	$293,430	$392,933
Interest on finance leases	550,903	625,523
Interest on subcontractor liability	91,891	93,869
Issuance cost towards issue of warrants	3,294,526	-
Change in fair value of preferred stock warrant liability	-	5,284,494
Discount on issue of Atalaya Note	-	632,595
Interest on redeemable promissory notes	1,995,967	-
Amortisation of discount and debt issuance cost on redeemable promissory notes	1,765,615	-
Change in fair value of Atalaya Note	-	1,632,996
Change in fair value of derivative financial instrument	-	3,465,293
SSCPN issue expenses	-	1,564,210
Bank charges	25,067	33,933
Other borrowings cost	589,774	172,889
Total	$8,607,173	$13,898,735

Finance costs -to related parties
Interest on vehicle loans	$-	$38,203
Total	$-	$38,203

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26	Other expense/(income), net

The components of other (income)/expense, net were as follows:

(In USD)	March 31, 2025	March 31, 2024
Other expense/(income), net - other than related parties
Interest income	$(40,428)	$(36,687)
Change in fair value of Notes	-	(6,990,870)
Change in fair value of SSCPN	-	(3,448,845)
Change in fair value of derivative financial instruments	(9,035,085)	-
Loss on modification of finance leases	456,715	-
Change in fair value of Atalaya Note	(1,740,636)	-
Loss on litigation settlement*	12,738,865	-
Loss/(Gain) on sale of property & equipment	(114)	82,640
Loss/(Gain) on sale of assets held for sale	(1,054)	40,293
Loss on extinguishment of liability#	3,458,248	-
Bad debts written off on Receivables from car sale	452,014	-
Liquidated damages payable to Investors**	570,893	-
Impairment on assets held for sale	448,484	167,413
Loss on assets written off	853,194	92,462
Payable to customers and provision written back	(227,643)	(215,418)
Other, net	(148,161)	(1,007,459)
Total	$7,785,292	$(11,316,471)

*	During the year, the Company entered into agreements with Randall Yanker, Aegis Capital Corp and Ellenoff Grossman & Schole LLP for settlement of litigations. Pursuant to the settlement agreements, the Company agreed to issue shares and warrants to them. (Refer note 23)

**	This relates to damages payable to Investors on account of delay in filing of registration statements for securities issued under multiple offerings made during the year.

#	On March 31, 2025, the Company entered into settlement agreement with certain investors in exchange for waivers of rights under prior financing agreements. Pursuant to the Settlement Agreement, the Company agreed to issue shares and warrants to them. (Refer note 23).

Other (income) - from related parties
Interest income	$-	$(11,224)
Total	$-	$(11,224)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27	Income taxes

The components of (loss)/gain before income taxes consist of the following:

(In USD)	March 31, 2025	March 31, 2024

Domestic	$(17,567,764)	$(11,618,649)
Foreign	(8,054,539)	(22,658,603)
Profit/(Loss) before income taxes	$(25,622,303)	$(34,277,252)

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate

	March 31, 2025	March 31, 2024
Accounting profit/(loss) before tax	(25,622,303)	(34,277,252)
Tax using the Company’s domestic tax rate	(5,380,684)	(7,198,223)

Federal statutory income tax rate	21.0%	21.0%
Tax impact of :
U.S. state and local taxes	0.3%	1.5%
Federal benefit for state taxes	-0.3%	-1.5%
Valuation allowance	-22.2%	-23.6%
Difference in tax rates	1.2%	2.6%
Effective tax rate	0.0%	0.0%
Current Tax expense	-	-
Deferred Tax expense	-	-
Income tax expense reported in the Statement of profit and loss/Effective Tax Rate	-	-

Zoomcar Holdings, Inc. has unused tax losses amounting to $7,419,217 and $57,385 as at March 31, 2025 and March 31, 2024 which can be carried forward indefinitely.

Zoomcar , Inc. has unused tax losses amounting to $44,313,887 and $43,682,141 as at March 31, 2025 and March 31, 2024. $43,498,761 can be carried forward indefinitely, whereas $64,347 can be carried forward upto 2033; $294,720 upto 2034; $220,520 upto 2035; $115,253 upto 2036 and $120,286 upto 2037.

The Company’s operations are primarily based out of Indian jurisdiction. There are unused tax losses amounting to $113,344,007 and $138,314,491 as at March 31, 2025 and March 31, 2024, respectively in the Indian subsidiary. The tax benefit for these losses, if not utilized, will expire on various dates starting from financial year 2024 to 2031. Additionally, net operating losses amounting to $38,896,865 (March 31, 2024: $39,298,484) is available for set-off against future income without any expiration date. Under the Indian jurisdiction, a period of 3 financial years remain open to assessment by tax authorities or a period of 10 financial years if the assessing officer has evidence that undeclared income exceeds certain limit.

The Company has created valuation allowance on the deferred tax asset resulting from such losses due to Company’s history of past losses and lack of conclusive evidence to support the view that sufficient taxable profit will be generated in the future by the Company to offset such losses.

Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2023 tax returns. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27	Income taxes (Continued)

The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position for the year ended March 31, 2025 and March 31, 2024, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities as of March 31, 2025 and 2024 consisted of the following:

Year ended	March 31, 2025	March 31, 2024
Deferred tax assets:
Net operating loss carryforwards	39,199,954	44,873,459
Trade Receivable	3,358	-
Assets held for sale	110,941	-
Restricted stock units	11,950	-
Provision for expenses	1,062,347	-
Gratuity	76,127	-
Leave encashment	59,273	-
Bonus	52,526	-
Total deferred tax assets	40,576,476	44,873,459
Less: Valuation allowance	(39,174,653)	(43,709,941)
Deferred tax assets, net of valuation allowance	1,401,823	1,163,518
Deferred tax liabilities:
Right of use assets, net of Lease liability	(444,747)	(172,747)
Depreciation on property plant and equipment and intangible assets	(358,219)	(361,674)
Borrowings	(598,857)	(629,097)
Others	-	-
Total deferred tax liabilities	(1,401,823)	(1,163,518)
Net deferred tax assets	-	-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended March 31, 2025, the change in the valuation allowance was $4,535,288.

The Company has computed income tax expense/(benefit) for the year ended March 31, 2025 and March 31, 2024 by using a forecasted annual effective tax rate and adjust for any discrete items arising during the period. The Company has recorded $NIL tax expense for all of the periods. Our effective tax rate was 0.00%, 0.00% for the year ended March 31, 2025 and March 31, 2024, respectively. The Company has computed a valuation allowance on deferred tax assets for the year ending March 31, 2025 and hence no deferred tax asset is recognized as of March 31, 2025. The effective tax rate differs from the statutory tax rate of 21% for the years ended March 31, 2025 and 2024, due to changes in valuation allowance on the deferred tax assets.

The Company has received various orders from Indian tax authorities, for details Refer Note 34.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28	Net loss per share

The components of basic and diluted loss per share were as follows:

(In USD, except loss per share)	March 31, 2025	March 31, 2024

Net loss available for common shareholders (A)	$(25,622,303)	$(34,277,252)
Weighted average outstanding shares of common stock (B)	494,276	8,927
Dilutive effect of potentially dilutive outstanding securities	-	-
Common stock and common stock equivalents (C)	494,276	8,927
Loss per share
Basic (A/B)	$(51.84)	$(3,839.73)
Diluted (A/C)	$(51.84)	$(3,839.73)

Share related amounts have been retroactively adjusted to reflect the reverse stock-split for all periods presented.

Since the Company was in a loss position for the year ended March 31, 2025 and year ended March 31, 2024, basic loss per share was same as diluted net loss per share for the periods presented. The following potentially dilutive outstanding securities as of March 31, 2025 and March 31, 2024 were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	March 31, 2025	March 31, 2024
Stock options*	16	16
Restricted Stock Units (Refer Note 30)	17,966	-
Public warrants**	11,500,000	11,500,000
Private warrants***	19,416	19,416
Unsecured convertible note (Refer Note 20)	-	1,653
Warrants issued in November 2024 and December 2024 offering (including Second and Third closing of December offering) (Refer Note 23)	12,335,519	-
Total	23,872,917	11,521,085

*	In 2012, the Company adopted its 2012 Equity Incentive Plan, under which the Company may grant options and restricted stock to eligible participants. The plan is equity settled. Options are generally granted for a term of ten years. Options have a graded vesting period of up to four years and the expenses are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the awards. The Company cancelled certain outstanding options at the time of Reverse Recapitalization. The remaining 16 fully vested options were assumed by the Company on the Reverse Recapitalization date, exercisable at exercise price ranging from $120 to $300.

**	Prior to the Reverse Recapitalization date, the SPAC issued Public Warrants. On the Closing Date, there were 11,500,000 Public Warrants issued and outstanding where 2,000 warrants are exercisable into 1 share of Common stock of the Company for $11,420 per share.

***	The common stock, preferred stock and SSCPN warrants have been converted into private warrants of the Company at the Exchange Ratio at the time of Reverse Recapitalization. As of March 31, 2025, each warrant is exercisable into one share of Common Stock of the Company at an exercise price of $6,000 per share.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29	Employee benefit plans (unfunded)

Employee benefit plans includes gratuity and compensated absences payable to employees. These benefit plans consist of a defined benefit plan for gratuity payable by the Indian subsidiary of the Company under Indian regulations. These are determined under the projected unit credit method, with actuarial valuations being carried out at each reporting date. The retirement benefit obligations recognized in the Consolidated Balance Sheets represents the present value of the defined obligations. Under an employee benefit plan, it is the Company’s obligation to provide agreed benefits to the employees. The related actuarial and investment risks fall on the Company. The summary of current and non-current employee benefit plans obligations along with its components are as below:

Pension and other employee obligations

As at	March 31, 2025	March 31, 2024
Current
Gratuity	$82,547	$93,967
Compensated absences	70,325	89,688
	$152,872	$183,655
Non-current
Gratuity	$221,961	$258,524
Compensated absences	170,062	232,925
Other statutory dues	2,007	-
	$394,030	$491,449

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29	Employee benefit plans (unfunded) (Continued)

I. Gratuity

	March 31, 2025	March 31, 2024
Changes in projected benefit obligation (PBO)
PBO at the beginning of the year	$352,492	$286,714
Service cost	68,406	96,167
Interest cost	18,298	17,541
Actuarial loss/ (gain)	57,663	48,593
Benefits paid	(184,057)	(91,798)
Effect of exchange rate changes	(8,294)	(4,725)
PBO at the end of the period	$304,508	$352,492

Accrued pension liability
Current liability	$82,547	$93,967
Non-current liability	221,961	258,525
	$304,508	$352,492

Accumulated benefit obligation	$245,162	$260,054

Net gratuity cost recognized in income statement

	March 31, 2025	March 31, 2024
Service cost	$68,406	$96,167
Interest cost	18,298	17,541
Amortization of net actuarial (gains)/loss	(6,624)	(21,124)
Net periodic benefit cost	$80,080	$92,584

Re-measurement (gains) / losses in other comprehensive income

	March 31, 2025	March 31, 2024
Actuarial (gain)/loss	$57,663	$48,593
Amortization loss	(6,624)	(21,124)
Total	$64,287	$69,717

Components of actuarial gain:

	March 31, 2025	March 31, 2024
Actuarial (gain)/loss due to demographic assumption changes in defined benefit obligation	$(3,524)	$(4,289)
Actuarial (gain)/ loss due to financial assumption changes in defined benefit obligation	8,720	1,977
Actuarial (gain)/loss due to experience on defined benefit obligation	52,467	50,904
Total	$57,663	$48,592

The assumptions used in accounting for the gratuity plan are as follows:

	March 31, 2025	March 31, 2024
Discount rate - staff	6.54%	7.17%
Discount rate - independent service provider*	6.54%	7.12%
Attrition rate - staff	42.61%	39.54%
Attrition rate - independent service provider*	82.00%	85.68%
Rate of increase in compensation levels - staff	12.98%	12.63%
Rate of increase in compensation levels - independent service provider*	10.96%	11.43%

*	Independent service provider are contract employees responsible for maintaining the fleet of the Company.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29	Employee benefit plans (unfunded) (Continued)

During the year ended March 31, 2025 and March 31, 2024, actuarial gain was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Sensitivity analysis for the :

Year ended	March 31, 2025		March 31, 2024
	Increase	Decrease	Increase	Decrease
Discount rate (- / + 1%)	$(10,343)	$11,236	$(13,591)	$14,904
Salary growth rate (- / + 1%)	5,206	(5,074)	6,933	(6,668)
Attrition rate (- / + 1%)	(2,647)	2,691	(2,864)	2,918
Mortality rate (- / + 10% of mortality rates)	(8)	-	19	-

Expected benefit payments for the year ending March 31,
2026				$82,547
2027				54,645
2028				28,571
2029				17,032
2030				11,407
Thereafter				110,306
Total				$304,508

II. Compensated absences

The employees are permitted to encash a maximum of 45 days of accumulated leave balance on separation. The Company has provided liability for compensated absences as per an actuarial valuation carried out by an independent actuary as of the Balance Sheet dates. The amount of compensated absences cost is $37,723 for year ended March 31, 2025 ($139,965 for year ended March 31, 2024).

III. Defined contribution plan

The Indian subsidiary makes provident fund contributions which are defined contribution plans, for qualifying employees. Under the Schemes, the Indian subsidiary is required to contribute a specified percentage of the payroll costs to fund the benefits. The contributions are made to provident fund in accordance with the fund rules. The interest rate payable to the beneficiaries every year is notified by the Government. The amount of contributions made to provident fund is $266,053 for the year ended March 31, 2025 ($432,936 for the year ended March 31, 2024).

30	Stock-based compensation expense

The Company adopted the 2023 Equity Incentive Plan, which provides for grants of share-based awards, including Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), and other forms of share-based awards. The Company settles employee stock-based options with newly issued common stock of the Company. The Company has reserved 388,921 (7,778,414 prior to the Second Reverse Stock Split and 777,841,326 prior to First Reverse Stock Split) shares of common stock for the issuance of awards under the 2023 Plan.

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

Additionally, during the year ended March 31, 2025, the stockholders approved a one-time increase in the number of Common Stock shares reserved for issuance under the 2023 Plan. The increase is equal to 15% of the total number of Common Stock shares issued and outstanding on that date.

On February 12, 2025, the Company granted 17,966 (358,208 prior to the Second Reverse Stock Split) RSUs to its employees wherein all the RSU’s granted will fully vest on the vesting commencement date i.e. March 31, 2025 pursuant to the amendment agreement dated March 31, 2025.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30	Stock-based compensation expense (Continued)

The following tables summarizes total stock-based compensation expense by function for the years ended March 31, 2025 and March 31, 2024:

	March 31, 2025	March 31, 2024
Cost of revenue	$3,650	$134,883
Technology expenses	10,273	162,789
Marketing expenses	1,778	19,228
General and administrative expenses	36,760	1,566,833
Total stock-based compensation expense	52,461	1,883,733

The stock-based compensation expense is recorded in the employee benefit cost and apportioned basis respective functions.

The fair value of options granted is considered as the market price of the Common Stock on the grant date.

The movement in number of stock-based options outstanding and their related weighted average exercise price for the 2023 Equity Incentive Plan are as follows:

	2025		2024
	No. of options	Weighted average exercise price	No. of options	Weighted average exercise price
Outstanding at the beginning of the year	-	$-	-	$-
Granted during the year	17,966	-	-	-
Outstanding at the end of the period	17,966		-

Exercisable at the end of the period	17,966	-	-	-
Unvested at the end of the period	-	-	-	-

The weighted average grant date fair value of stock options granted during the year ended March 31, 2025 and March 31, 2024 were $2.92 and $NIL per share, respectively.

Weighted average remaining life (in years)

As at	March 31, 2025	March 31, 2024
Vested options	-	-
Unvested options	-	-

The expected life of the stock is based on historical data and current expectations and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may also not necessarily be the actual outcome.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31	Related Party Transactions

Key managerial personnel (KMP)

Gregory Bradford Moran	Chief Executive Officer & Director (until June 20, 2024)
Hiroshi Nishijima	Chief Executive Officer (w.e.f. June 20, 2024)
Uri Levine*	Director (w.e.f. March 31, 2025)
David Ishag	Director (until January 31, 2024)
Evelyn D’An	Director (w.e.f. April 19, 2023)
Graham Gullan	Director (until June 18, 2024)
Swatick Majumdar	Director (w.e.f. August 9, 2023)
Mohan Ananda	Director (w.e.f. December 28, 2023)
Madan Menon	Director (w.e.f. December 28, 2023)
Lisbeth McNabb	Director (until April 18, 2023)
John Robert Clarke	Director (w.e.f. June 20, 2024)
Mark Bailey**	Director (until December 06, 2024)

Investor in Indian subsidiary
Mahindra & Mahindra Limited***	Investor in Indian subsidiary (until December 28, 2023)

Enterprises owned or significantly influenced by above
Mahindra & Mahindra Financial Services Limited***
Mahindra First Choice Wheels Limited***
Yard Management Services Limited***
Ananda Small Business Trust

Related party transactions pertaining to debt, investments, and other current liabilities have been stated on the face of the Consolidated Balance Sheets and Consolidated Statements of Operations.

The Company had following transactions with related parties:

	March 31, 2025	March 31, 2024
Interest expense
Mahindra & Mahindra Financial Services Limited***	$-	$38,203

Interest income
Mahindra & Mahindra Financial Services Limited***	$-	$11,224

Parking charges
Yard Management Services Limited***	$-	$241,866

Debt - principal repayment
Mahindra & Mahindra Financial Services Limited***	$-	$119,576

Debt - foreclosure charges
Mahindra & Mahindra Financial Services Limited***	$-	$153

Proceeds from sale of assets held for sale
Mahindra First Choice Wheels Limited***	$-	$(3,144)

Amount received for November 2024 Offering
Mark Bailey**	$2,499,959	$-

Amount received for December 2024 Offering
Hiroshi Nishijima	$50,001	$-
Uri Levine*	$300,000	$-

Consultancy Charges
Uri Levine*	$145,830	$-

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31	Related Party Transactions (Continued)

The Company has the following outstanding balances with related parties:

As at	March 31, 2025	March 31, 2024
Convertible promissory note (non-current and current)
Ananda Small Business Trust	$-	$2,027,840

Payable to Director
Mohan Ananda	$152,435	$152,435

Advance to director (net)
Gregory Bradford Moran	$-	$44,168

Accounts Payable
Uri Levine	$62,176	$-

	$214,611	$2,224,443

*	Uri Levine become related party on March 31, 2025. However, the transactions disclosed with Uri Levine were incurred before he become a related party.

**	Mark Bailey was a related party until December 6, 2024. Accordingly, transactions until December 6, 2024 with him has been disclosed. However, outstanding balances as of March 31, 2025, have not been disclosed, as he was no longer classified as a related party on that date.

***	Mahindra & Mahindra Financial Services Limited, Mahindra First Choice Wheels Limited and Yard Management Services Limited were related parties until December 28, 2023, hence, the transactions until December 28, 2023 with these related parties have been disclosed. The outstanding balances with these related parties have not been disclosed since they were not related parties as on March 31, 2024 and March 31, 2025.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

32	Variable Interest Entities

An entity is a VIE if it has any of the following characteristics :

●	The entity does not have enough equity to finance its activities without additional subordinated financial support.

●	The equity holders, as a group, lack the characteristics of a controlling financial interest.

●	The entity is structured with non-substantive voting rights (i.e., an anti-abuse clause).

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

The VIEs have been incorporated in their respective locations to perform the business of providing mobility solutions to consumers and businesses.

The following table summarizes the assets and liabilities related to the Company’s consolidated VIEs:

	March 31, 2025	March 31, 2024
Assets
Cash and Cash equivalents	$2,878	$11,888
Accounts receivable	$-	$7,341
Other current assets	$391	$3,868
Prepaid expenses	$-	$4,282
Property and equipment, net	$-	$41,849
Intangible assets, net	$-	$3,012
Long term Investments	$3,991	$4,112
Receivable from government authorities - non-current	$0	$18,126

Liabilities
Accounts payable	$383,355	$374,692
Contract Liabilities	$-	$3,755
Current portion of pension and other employee obligations	$80	$986
Other current liabilities	$141,164	$148,950
Pension and other employee obligations, less current portion	$-	$1,189

Nature of investment in the VIEs is as follows:

Name of the VIE entity	Place of incorporation	Nature of investment	Investor entity

Zoomcar Egypt Car Rental LLC***	Egypt	Debt	Zoomcar Netherlands Holding B.V
Zoomcar Egypt Car Rental LLC***	Egypt	Debt	Zoomcar Inc.
Fleet Mobility Philippines Corporation *	Philippines	Debt	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Fleet Holding Pte Ltd
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Equity	Fleet Holding Pte Ltd

These amounts have been eliminated during the process of consolidation

*	In May 2022, Company had initiated the process of winding-up for Fleet Mobility Philippines Corporation. The assets consolidated for the VIE are not material.

**	In August 2023, Zoomcar Vietnam Mobility LLC has filed for bankruptcy with the local authorities. In accordance with ASC 810-10-15-10, the Company consolidates the VIE as the bankruptcy application is pending with the authorities in Vietnam and unless the application is admitted, the Company holds a variable interest and still is the primary beneficiary. The assets/liabilities consolidated for the VIE are not material.

***	On June 3, 2024, Zoomcar Egypt Car Rental LLC has closed down its operations due to decrease in operations and rising economic difficulties. The assets consolidated for the VIE are not material. Additionally, On December 15 , 2024, Zoomcar Egypt Car Rental LLC held an extraordinary general meeting to initiate the liquidation process and appoint a liquidator.

The VIEs included in the Consolidated Financial Statements are separate legal entities and their assets are legally owned by them and are not available to the Company’s creditors or creditors of the Company’s other subsidiaries.

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

The carrying value of financial instruments not carried at fair value by categories are as below:

As at	March 31, 2025	March 31, 2024
	Carrying value	Carrying value
Financial assets
Cash and cash equivalents	$1,077,275	$1,496,144
Accounts receivable	200,650	194,197
Short term investments	-	298,495
Receivable from government authorities	187,458	445,828
Long term investments	25,653	91,947
Other financial assets	365,433	656,767
Total assets	$1,856,469	$3,183,378
Financial liabilities
Accounts payable	$12,548,582	$14,431,587
Debt	2,851,341	5,049,483
Other financial liabilities	1,611,602	1,232,930
Total liabilities	$17,011,525	$20,714,000

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$267,293	$-	$267,293	$-
Liabilities:
Atalaya Note	$6,002,269	$-	$-	$6,002,269

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

33	Financial Instruments - Fair Value Measurements (Continued)

	March 31, 2024
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$629,908	$-	$629,908	$-
Liabilities:
Atalaya Note	$10,067,601	$-	$-	$10,067,601

Level 2: The fair value of Assets held for sale not traded in an active market is determined using the quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly considering all the relevant factors of assets.

Atalaya Note

On March 28, 2025, a court order was received for settlement of the Atalaya note. As of March 31, 2025, the Company’s fair value measurement of its Atalaya note reflects the carrying amount, as the obligation is immediately payable and no market premium or discount is applicable. This measurement is classified as Level 3 in the fair value hierarchy, with no valuation adjustments made due to the immediacy of settlement.

For March 31, 2024, the Company measures its notes at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of unsecured convertible note related to updated assumptions and estimates were recognized as change in fair value of Atalaya Note within the Consolidated Statements of Operations and Comprehensive Loss.

The Company used the following assumptions for the valuation of Atalaya Note as on March 31, 2024 in the model of Valuation of:

Atalaya Note

Remaining term (years)	4.75
Volatility[1]	80%
Risk-free rate[2]	4.90%
Conversion Price[3] (after Second Reverse Stock Split and First Reverse Stock Split)	$20,000.00
Fair Value per Share[4] (after Second Reverse Stock Split and First Reverse Stock Split)	$1,200.00

1.	Expected volatility is based upon the historical volatility of a peer group of publicly traded companies.
2.	The risk-free rate for the expected term of the warrant is based on U.S. Treasury constant maturities yield at measurement date.
3.	Conversion Price prior to Second Reverse Stock Split and First Reverse Stock Split was $1,000 and $10 respectively.
4.	Fair Value per share prior to Second Reverse Stock Split and First Reverse Stock Split was $600 and $0.6 respectively.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

33	Financial Instruments - Fair Value Measurements (Continued)

The changes in the fair value are summarized below:

	Preferred stock warrant liability	Notes	SSCPN	Unsecured Convertible Note (‘Atalaya Note’)	Derivative financial instruments

Balance as of April 1, 2023	$1,190,691	$10,944,727	$17,422,132	$-	$14,373,856
Issue of unsecured convertible note at discount	-	-	-	8,434,605	-
Issue of SSCPN and warrants	-	-	13,175,026	-	-
Change in fair value of convertible preferred stock warrant	5,284,494	-	-	-	-
Change in fair value of SSCPN	-	-	(3,448,845)	-	-
Change in fair value of Notes	-	(6,990,870)	-	-	-
Change in fair value of derivative financial instrument	-	-	-	-	3,465,293
Conversion to Common Stock	-	(3,953,857)	(27,148,313)	-	-
Reclassification on conversion of preferred stock warrants and derivative financial instruments of Zoomcar, Inc. to common stock warrants of the Company	(6,475,185)	-	-	-	(17,839,149)
Change in fair value of unsecured convertible note	-	-	-	1,632,996	-
Balance as of March 31, 2024	$-	$-	$-	$10,067,601	$-

Balance as of April 1, 2024	$-	$-	$-	$10,067,601	$-
Shares issued to Atalaya Note holders	-	-	-	(2,324,696)	-
Change in fair value of unsecured convertible note	-	-	-	(1,740,636)	-
Issue of derivative financial instruments	-	-	-	-	19,188,268
Change in fair value of derivative financial instruments	-	-	-	-	(9,035,085)
Warrants exercised and reclassified to equity	-	-	-	-	(232,523)
Reclassified to equity*	-	-	-	-	(9,920,660)
Balance as of March 31, 2025	$-	$-	$-	$6,002,269	$-

*	This includes $1,554,010 of Series A and Series B warrants issued to Randy Yanker as settlement of litigation which were reclassified to equity and are presented under “Issue of common stock and warrants on settlement” in Consolidated Statement of Stockholder’s Deficit.

During the year ended March 31, 2025 and March 31, 2024, there were no non-recurring fair value measure of assets or liabilities subsequent to initial recognition.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

34	Commitments and contingencies

Contingencies

(A) Claims filed by customers and third-parties not acknowledged as liability amounted to $4,503,122 and $4,565,949 as at March 31, 2025 and March 31, 2024, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip ; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle ; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company , the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B) The Company has received various orders and show cause notices from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $9,514,651 (March 31, 2024: $7,984,418). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of March 31, 2025, and March 31, 2024.

(C) In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $397,023 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

34	Commitments and contingencies (Continued)

(D) On November 1, 2024, Gregory Moran, a former employee of Zoomcar India, has filed a case with the Superior Court, Delaware, challenging his termination without a cause or a sufficient notice, claiming $100,000 payment that was agreed to be paid on the 6 month anniversary of the effective date of closing of the SPAC transaction along with a 8% fully diluted equity interest in Zoomcar Holdings, Inc., non-payment of “vacation” valued at approximately $30,000, leave encashment of approximately $42,000, $96,000 entitled to him for severance pay and gratuity as per India’s Payment of Gratuity Act, 1972. Additionally, he has claimed 210,520 stock units already existing, fully vested. The Company filed a motion to dismiss the matter on November 27, 2024. On January 7, 2025, the Company subsequently filed the opening brief in support of the motion to dismiss filed on November 27, 2024. The Company further filed the opening brief in support of the motion to dismiss on 7 January 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025. Oral arguments on Zoomcar’s motion to dismiss were heard on April 29, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion.

(E) Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2023 tax returns. There are other ongoing audits in various other jurisdictions that are not material to our financial statements. The Company received an order for fiscal year 2015-16 in relation to non- deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $125,839 (March 31, 2024: $129,027). Penalty of $125,839 has been claimed but the proceedings are kept under abeyance until the above order is disposed off. The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position as at March 31, 2025 and March 31, 2024, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

35	Subsequent events

(A) On May 6, 2025, the Company received a notice of delisting from the Nasdaq Stock Market. Suspension of trading in the Company’s common stock was effective at the open of trading on May 8, 2025. In connection with the delisting, the Company’s securities commenced quotation on the OTC Markets Group platform. Effective May 8, 2025, the Company’s common shares began trading on the OTCQX Best Market under the ticker symbol “ZCAR”, and its warrants began trading on the OTCQB Venture Market under the ticker symbol “ZCARW”.

(B) On April 22, 2025, the Company entered into a settlement agreement with Siddhartha Assets to settle payables related to it’s operating leases. They have granted a short-term deferral in payments and reduction in the outstanding liability. As per the terms, the outstanding liability shall be settled in four monthly installments starting from April 2025. If the Company defaults, penalty as specified in the agreement shall be payable for every defaulted installment until realisation of the entire settlement amount.

(C) During the year, a Supreme Court of the state of New York order was received towards settlement of litigation with ACM Zoomcar Convert LLC, ordering $6,002,269 payable by the Company immediately. On April 22, 2025, the Company filed an appeal with the Supreme Court of the state of New York contesting the order for settlement. The Company is currently awaiting the Court’s ruling on the appeal.

(D) On June 6, 2025, the Company entered into settlement arrangements with certain accredited investors, pursuant to which the Company agrees to issue an aggregate of 1,950,600 pre-funded warrants with a total value of $3,023,400 to the investors, in full settlement of liquidated damages claims. These Settlement Warrants, exercisable at $0.0001 per share, were valued based on the volume-weighted average price of the Company’s common stock over the five trading days preceding the settlement date.

The warrants are exercisable at any time (including cashless exercise), subject to beneficial ownership limitations (4.99% or 9.99%) and include customary terms for anti- dilution adjustments and participation in future corporate actions. The settlement releases the Company from all related claims under the applicable agreements.

(E) During June 2025, the final award in the Arbitration with Dbest was passed where the claims filed by the Company were rejected. Accordingly, the balance receivable from Dbest of $452,014 has been recorded as bad debts in the Consolidated Statements of Operations for the year ended March 31, 2025.

(F) On June 23, 2025, the Company issued a bridge note to certain investors totaling $402,000 at a discount of $42,000. The note is repayable in five monthly installments beginning November 30, 2025, and maturing on March 31, 2026, with interest accruing at 12% per annum on the outstanding principal. The Company received net proceeds of $350,000 after adjusting issuance cost of $10,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

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

b) Material Weaknesses in Internal Control over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment performed  as of March 31, 2025, we identified five material weaknesses in our internal control over financial reporting related to:

(i)	Our controls over independent review and documentation of third-party advisors’ reports were not operating effectively. We rely on third-party advisors for assistance with the preparation of key schedules and financial statements. However, we failed to establish a consistent process for independently reviewing these third-party advisor documents before incorporating them into our financial statements.

(ii)	Our controls over financial reporting, specifically related to the inadequacy of our financial reporting policies and procedures, were not operating effectively. The Company lacks financial reporting policies and procedures that are commensurate with GAAP and SEC reporting requirements.

(iii)	Our controls over the financial statement close process do not provide sufficient evidence of review.

(iv)	Our resources are deficient in comprehensive knowledge and expertise pertaining to technical accounting and SEC reporting requirements.

(v)	Our controls were not adequately designed to provide sufficient documentation and review of the operating effectiveness of Information Technology General Controls (ITGC’) for information systems that are relevant to the preparation of the Company’s consolidated financials. Specifically, our user access controls were not adequately designed or implemented and our monitoring of ITGC controls was insufficient.

Based on the assessment performed, as of March 31, 2025, our management concluded that the internal control over financial reporting was ineffective.

c) Changes in Internal Control over Financial Reporting

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

Remediation Plans

We have commenced measures to remediate the identified material weaknesses, including:

(i)	We have been working with Deloitte to assist in the preparation and presentation of financial statements in accordance with US GAAP and PCAOB guidelines. Furthermore, we are putting a framework in place to properly manage the review and approval process of work prepared by our third-party advisors.

(ii)	We will work on scheduling training sessions on a quarterly basis to provide relevant USGAAP knowledge. In addition to this management would look to hire people with USGAAP knowledge to bridge the gap over the next few quarters.

(iii)	Management will be finalizing work commenced on developing accounting manuals, policies, and standard operating procedures in consultation with Deloitte, our external SOX consultants.

(iv)	We are designing and implementing additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting.

(v)	We have properly concluded that ITGC controls over SAP (our accounting software) are operating effectively as of March 31, 2025. We are in the midst of reviewing and implementing proper ITGC controls in all other areas relevant to the preparation of the Company’s financial statements.

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

Item 9B. Other Information

Trading Arrangements

During the year ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of the date of filing of this Form on 10-K:

Name	Age	Position
Executive Officers
Deepankar Tiwari(1)	52	Chief Executive Officer
Hiroshi Nishijima (1)	49	Former Chief Executive Officer
Sachin Gupta (2)	38	Chief Financial Officer
Shachi Singh (3)	31	Chief Legal Officer and General Counsel
Non-Employee Directors
Uri Levine (4)	60	Director and Chairman
Mohan Ananda	78	Director
Evelyn D’An	63	Director
Swatick Majumdar	61	Director
John Clarke (5)	62	Director

(1)	Mr. Hiroshi Nishijima, resigned as Chief Executive Officer w.e.f May 2, 2025 and the Board appointed Mr. Deepankar Tiwari as the Chief Executive Officer of the Company on May 9, 2025, effective immediately.

(2)	On April 4, 2024, the Company and Geiv Dubash, the then Chief Financial Officer of the Company, agreed to a mutual separation of employment, effective April 12, 2024. Mr. Dubash’s departure was not in connection with any disagreements with the Company. Mr. Sachin Gupta is served as Interim Chief Financial Officer from April 12, 2024, until January 16, 2025, on which date the Board appointed him as Chief Financial Officer of the Company.

(3)	On January 6, 2024, the Board of Directors of the Company appointed Shachi Singh as the Chief Legal Officer and General Counsel of the Company.

(4)	Effective as of March 31, 2025, the Board appointed Uri Levine, as a member and Chairman of the Board to serve as a Class III Director filling the vacancy created by the previous resignation of Mark Bailey

(5)	On June 18, 2024, in connection with the June offering, Graham Gullans resigned from the Board, effective as of the closing of the offering. Mr. Gullans resignation was not due to a disagreement with a Company. Effective as of the closing of the offering, the Board appointed John Clarke to the Board as directors to fill one of the vacancies left by the resignations of Mr. Gullans and David Ishag. Mark Bailey, who was appointed to fill the other vacancy, resigned as a director of the Company, effective as of December 6, 2024.

Executive Officers

Mr. Deepankar Tiwari has over 25 years of experience in the Automotive / Mobility space. He spent over two decades with the Tata Group, being part of Tata Motors Passenger Car Business, followed by being at Tata Sons, the holding company of Tata Group. Subsequently he was the Asia-Pacific Head for Vehicle Solutions & Business Development at Uber Technologies. He serves as an Independent Director on the Board of Aiontech Solutions, a publicly listed data solutions company, and also sits on the Board of ETO Motors, which operates across electric vehicle manufacturing, vehicle retail, and energy-as-a-service business. Mr. Deepankar is the Director for India & Asia Pacific at Area9 Lyceum, a global leader in AI-driven adaptive learning platform, headquartered in Boston and Copenhagen. Additionally, he has been an advisor to Zoomcar since 2020.

Mr. Sachin Gupta has been Zoomcar’s Chief Financial Officer since April 12, 2025, and prior to that, since April 12, 2024, he served as Interim Chief Financial Officer. Prior to becoming Interim Chief Financial Officer, Mr. Gupta served as the Company’s Financial Controller since May 2019 and is responsible for all aspect of Accounting, Finance, Treasury, Taxation, Statutory Audits, and Internal Audits of all the entities of Zoomcar globally. Mr. Gupta has more than 12 years of accounting and business experience. Prior to Zoomcar, Mr. Gupta spent two years as a Financial Planning and Analysts (“FP&A”) Manager at Amazon, where he managed the FP&A for the FinOps team for all the verticals and all the entities of Amazon globally. Prior to Amazon, he had experience working on Accounting, Business Finance, Due Diligence and SAP (systems, applications & products) implementation for AGS Transact Technologies Limited, where he worked for 5 years. Mr. Gupta graduated from Calcutta University and is a professionally Qualified Chartered Accountant from the Institute of Chartered Accountants of India (equivalent to CPA in the United States) and Qualified Company Secretary from the Institute of Company Secretaries of India.

Ms. Shachi Singh has worked at Zoomcar since 2019 and has served as the Company’s General Counsel and Legal Head since July 2024. She was appointed by the Board as an executive officer on January 6, 2025. She is currently responsible for managing all aspects of legal and compliance matters of the Zoomcar entities globally. Prior to working at the Company, Ms. Singh practiced as a private equity / venture capital & M&A lawyer at leading law firms in India. During her practice, she advised inter alia strategic corporates, private equity funds and start-ups on a variety of domestic and cross-border transactions. Ms. Singh graduated from Symbiosis Law School (Pune) with a degree in law and business administration.

Directors

Mr. Uri Levine became a director and Chairman of the Board of the Company on March 31, 2025. He had served as a consultant to the Company, since October 21, 2024, until his position as a consultant was terminated effectively upon becoming a director and Chairman. Mr. Levine also previously served on the board of Zoomcar, Inc. from 2021 to 2023. Mr. Levine is a passionate serial entrepreneur and disruptor. He co-founded Waze in 2007, the world’s largest community-based driving traffic and navigation app, which was acquired by Google in June 2013 for more than $1.1 billion. He was a former investor in and initial board member of Moovit, a public transportation app, which Intel acquired for $1 billion in 2020. From 2021 to 2024, Mr. Levine served on the board of Infosys Ltd. (NYSE: INFY), including as a member of the Risk Management Committee, the Corporate Social Responsibility Committee, the Environment, Social and Governance Committee and Cybersecurity risk sub-committee. He is also currently serving on the boards of numerous private companies, including Pontera (formerly FeeX), FairFly, Pluro, Seetree, Kahun and more.

Mr. Levine has been in the high-tech business for the last 40 years, half of them in the startup scene, and has seen everything ranging from failure, middle success, and big success. He is also a world-class speaker on entrepreneurship, disruption, evolution vs. revolutions of markets, mobility and startups. Motivated to encourage the next generation of thinkers and innovators, he also leads an academic workshop entitled “How to Build a Startup,” aimed at undergraduate and graduate-level business students. Mr. Levine is a professor at IE University in Madrid, teaching entrepreneurship. Mr. Levine holds a Bachelor of Arts degree from Tel Aviv University. Before attending university, he served in the Israeli army in its special intelligence unit 8200. He is a trustee at the Tel Aviv University.

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

From March 2018 until April 2021, Ms. D’An served on the board of directors of Enochian Biosciences Inc., (NASDAQ: ENOB), a pre-clinical stage biosciences technology start-up focused on clinical trials for HIV/AIDS and cancer and was a member of the audit committee, nominating and governance committee and compensation committee.

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

Previously, Mr. Majumdar served as a Venture Partner at Digital Entertainment Venture, a New York-based VC fund, from July 2013 to December 2021. From November 2002 to December 2005, Mr. Majumdar was the owner-operator of Riverhead Sports Management. He is a mentor at the CUNY Startup Accelerator and at the German Accelerator. He brings a wealth of global relationships, expertise, and operating history to companies. Mr. Majumdar has participated as a speaker, panelist, and a moderator at several industry related events in the US, India and the United Arab Emirates.

Mr. Majumdar has a double master’s degree in Applied Economics from University of Lucknow, India and in Computer and Management Information Systems from University of Central Texas.

Mr. John Clarke has 40 years of experience providing specialty financing and capital advice regarding emerging private and public companies. In 2021, John joined Aegis Capital Corp and Stern Aegis Ventures as a Senior Managing Director. Previously, he has been President of H.C. Wainwright & Co and worked with Spencer Trask Ventures, as well as several Investment boutiques and NYSE brokerage firms. During his career, he has raised several hundred million dollars for over 100 private and public Offerings in a variety of emerging industries.

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

Corporate Governance

Composition of the Board of Directors

Our business and affairs are organized under the direction of the Board, which consists of seven (5) members. Mohan Ananda serves as Chairman of the Board. The primary responsibilities of the Board are to provide oversight, strategic guidance, counselling and direction to our management. The Board meets on a regular basis and additionally as required.

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

The Board is divided into the following classes:

●	Class I, which consists of Swatick Majumdar and John Clarke, whose terms will expire at the 2027 Annual Meeting of Stockholders, or until their successors are elected and qualified;

●	Class II, which consists of Mohan Ananda, whose terms will expire at the 2025 Annual Meeting of Stockholders, or until his successor is elected and qualified; and; and

●	Class III, which consists of Uri Levine and Evelyn D’An, whose term will expire at the 2026 Annual Meeting of Stockholders, or until his successor is elected and qualified.

This classification of the Board may have the effect of delaying or preventing changes in our control or management.

Board Leadership Structure

Director Independence

Section 3.2 of the OTCQX Rules for U.S. Companies (the “OTCQX Rules”), require that a minimum of two of the board of directors of a should be composed of “independent directors,”. As per the OTCQX Rules the following persons shall not be considered independent: A) a director who is, or at any time during the past three years was, employed by the Company; (B) a director who accepted or has a Family Member who accepted any compensation from the Company in excess of $120,000 during any fiscal year within the three years preceding the determination of independence, other than compensation for board or board committee service; compensation paid to a Family Member who is an employee (other than an executive officer) of the Company; or benefits under a tax-qualified retirement plan, or non-discretionary compensation; or (C) A director who is the Family Member of a Person who is, or at any time during the past three years was, employed by the Company as an executive officer. The Company’s Board has determined that each of Mohan Ananda, Evelyn D’An, Swatick Majumdar, and John Clarke are independent directors under the OTCQX Rules and the Audit Committee composes of independent directors and meets the heightened independence standards of Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director had with Zoomcar and has with the Company and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them described in the section entitled “Certain Relationships and Related Party Transactions.”

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

Audit Committee

The Company’s Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Evelyn D’An, John Clarke  and Swatick Majumdar, each of whom is an independent director and is “financially literate” as defined under the Nasdaq listing standards. Ms. D’An serves as chair of the Audit Committee. The Company’s Board has determined that Ms. D’An qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee Zoomcar’s independent registered public accounting firm. Specific responsibilities of the audit committee include:

●	helping the Board oversee corporate accounting and financial reporting processes;

●	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing related person transactions; obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving or as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

The Company’s Compensation Committee consists of Evelyn D’An and John Clarke, each of whom is an independent director under OTCQX’s listing standards, and Mr. Clarke serves as chair of the Compensation Committee.

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

Nominating and Corporate Governance Committee

The Company’s Nominating and Corporate Governance Committee consists of Evelyn D’An and Swatick Majumdar, who is an independent director under Nasdaq’s listing standards, Mr. Majumdar serves as the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on the Board. The Nominating and Corporate Governance Committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Code of Ethics

We have adopted a have a code of ethics that applies to all of its executive officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, www.zoomcar.com. In addition, we intend to post on our website all disclosures that are required by applicable laws concerning any amendments to, or waivers from, any provision of the code. The reference to the Zoomcar website address does not constitute incorporation by reference of the information contained at or available through Zoomcar’s website, and you should not consider it to be a part of this annual report.

Trading Policies

On December 29, 2023, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations (the “Insider Trading Policy”).

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

On December 29, 2023 our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of December 29, 2023, in order to comply with the final clawback rules adopted by the SEC under Rule 10D-1 under the Exchange Act (the “Rule”), (the “Final Clawback Rules”).

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

Oversight of Cybersecurity Risks

We face a number of risks, including cybersecurity risks and those other risks described under the section titled “Risk Factors” included in this annual report. Our Internal Security Team is responsible for overseeing the steps management has taken with respect to cybersecurity risk exposure. As part of this oversight, our Audit Committee will receives regular reports from our Internal Security Team on cybersecurity risk exposure and the actions taken by the Company to limit, monitor or control such exposures at its regularly scheduled meetings. Management will along with the Internal Security Team works with third party service providers to maintain appropriate controls. We believe this division of responsibilities is the most effective approach for addressing our cybersecurity risks and that our Board leadership structure supports this approach. See Part I, Item 1C – Cybersecurity – for a more detailed discussion of our procedures relating to cybersecurity.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2025, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act except as set forth below:

Mark Bailey Sr. (former director), Hiroshi Nishijima(former CEO), Adarsh Menon (former President), Sachin Gupta (CFO) and Shachi Singh (CLO) each filed a late Form 3.

Mark Bailey (former director), John Clarke (Director), Hiroshi Nishijima (former CEO) each filed a late Form 4.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

We qualify as an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. In accordance with those rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Further, our reporting obligations extend only to our “named executive officers,” who are the individuals who served as Zoomcar’s principal executive officer and Zoomcar’s next two other most highly compensated officers at the fiscal year ended March 31, 2025, the most recently completed fiscal year as of our first public filing. Our named executive officers as of March 31, 2025 were:

Name	Principal Position
Hiroshi Nishijima	Chief Executive Officer
Sachin Gupta	Chief Financial Officer
Shachi Singh	Chief Legal Officer and General Counsel

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to Zoomcar’s named executive officers for the fiscal year ended March 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Award ($)(3)	All Other Compensation ($)(4)	Total ($)
Greg Moran(5)	2024	308,177	100,000	97,685	15,795	74,207	595,864
Former Chief Executive Officer	2025	67,042		-		121,771	188,813
Sachin Gupta(6)	2024	92,401	6,186	-	-	37,528	136,115
Financial Officer	2025	116,239	10,048	1796	-	15,652	143,735
Hiroshi Nishijima(7)	2024	302,724	78,399		17,189	52,903	451,215
Chief Executive Officer	2025	213,697	105,394	-	-	125,145	348,554
Shachi Singh(8)	2024	64,725	4,077		-	31,915	100,717
Chief Legal Officer and General Counsel	2025	79,468	7,738	1,390	-	17,414	106,010

(1)	The amounts in this column reflect the base salary actually paid to each named executive officer for the fiscal year ended March 31, 2025 and 2024, which is paid in Indian Rupees and reported above based on a rate of 84.56 Indian Rupees to $1 and 82.78 Indian Rupees to $1 respectively.

(2)	The number in this column for Mr. Greg Moran represent the grant date fair value of 17,048 stock option awards granted under the 2012 Equity Plan which the Company has assumed under the 2012 Incentive Plan as was outstanding at the end of fiscal year ended March 31, 2024 computed in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 718. For Mr. Sachin Gupta and Ms. Shachi Singh the numbers represent the grant date fair value of the RSUs issued under the 2023 Equity Incentive Plan.

(3)	The amounts in this column represent the amount of variable pay earned by each named executive officer in respect of the fiscal year ended March 31, 2025, which is paid in Indian Rupees and reported above based on a rate of 84.56 Indian Rupees to $1.

(4)

All Other Compensation include and constitute of leave encashments, gratuity, Zoomcar contribution to provident fund, retention bonus, directorship bonus, Zoomcar club incentive, and rent towards corporate apartment utilized. amounts reported for each named executive officer were paid in Indian Rupees and are reported for the fiscal year ended March 31, 2025 and 2024, based on a rate of 84.56 Indian Rupees to $1 and 82.78 Indian Rupees to $1 respectively.

(5)

On June 20, 2024, Greg Moran, the Company’s Chief Executive Officer, was terminated from his role. Pursuant to Mr. Moran’s employment agreement, Mr. Moran was required to resign from the Board of Directors of the Company (the “Board”) as a result of such termination.

(6)	Mr. Geiv Dubash(former Chief Financial Officer) resigned as Chief Financial Officer effective April 12, 2024. Mr. Sachin Gupta served as our Interim Chief Financial Officer from April 12, 2024 until January 16, 2025 and then was appointed Chief Financial Officer with effect from January 17, 2025.

(7)	Following such termination of Mr. Moran, effective June 20, 2024, the Board of Directors of the Company appointed Hiroshi Nishijima, the Company’s Chief Operating Officer, as Acting Chief Executive Officer and then as Chief Executive Officer on February 1, 2025. Pursuant to his employment agreement, Mr. Nishijima’s annual salary was $350,000 per annum. Mr. Nishijima resigned from his position as the Chief Executive Officer. Mr. Nishijima’s resignation was effective from May 02, 2025 and Mr. Deepankar Tiwari was appointed by the Board to replace Mr. Nishijima on May 9, 2025.

(8)	On January 6, 2025, the board of directors (the “Board”) of Zoomcar Holdings, Inc. (the “Company”) approved the designation of Shachi Singh, the Company’s General Counsel and Chief Legal Officer, as an executive officer of the Company, effective immediately.

Narrative to Summary Compensation Table

Employment Agreements

For the fiscal year ended March 31, 2025, Zoomcar maintained employment agreements with its Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer.

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

Amended and Restated Agreement with Greg Moran

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

On June 20, 2024, Greg Moran, the Company’s Chief Executive Officer, was terminated from his role. Pursuant to Mr. Moran’s employment agreement, Mr. Moran was required to resign from the Board as a result of such termination. Following such termination, effective June 20, 2024, the Board of Directors of the Company appointed Hiroshi Nishijima, the Company’s Chief Operating Officer, as Acting Chief Executive Officer and then as Chief Executive Officer on February 1, 2025. Mr. Nishijima has also resigned from his position as the Chief Executive Officer. Mr. Nishijima’s resignation is effective from May 02, 2025 and was finalized by the Board on May 07, 2025.

Consultant Agreement with Deepankar Tiwari

Mr. Deepankar Tiwari was appointed as the Chief Executive Officer of the Company on May 09, 2025 pursuant to the terms of a Consultant Agreement. His initial term is for one (1) year which can be extended upon mutual discussion. The monthly consultancy fee, bonuses, certain initial and kicker RSU grants for Mr. Deepankar Tiwari, are as contracted in the May 09, 2025, Consultant Agreement.

In accordance with the terms of the Consultant Agreement, the Company has agreed to (i) pay Mr. Tiwari a service fee of $14,874 per month, (ii) grant Mr. Tiwari 1,000,000 (one million) RSUs (“initial Grant”) of which 250,000 RSU shall vest at the end of each quarter beginning from the Effective Date of the Consultant Agreement (iii) grant another 1,000,000 (one million) RSUs (“Kicker Grant”), if Mr. Tiwari and the Board mutually agree to extend his term for an additional one (1) year beyond the initial term for which the vesting schedule and set of performance objectives and key performance indicators (KPIs) for this grant is to be decided mutually by him and the Board.

The Consultant Agreement specifies certain compensation following termination, including severance payments of three months of Mr. Tiwari’s last drawn salary if Mr. Tiwari is terminated by the Company without “Cause” (as defined in the consultant agreement) payable either in lumpsum or in instalments as decided by the Board in accordance with the Company’s normal policies and practices. The Consultant Agreement further provides that such severance compensation shall be subject to reduction or offset by any fees, compensation, or income earned or received by Mr. Tiwari for services rendered to any other party during the severance period.

Employment Agreement with Sachin Gupta

Effective April 12, 2024, the Board of Directors of the Company appointed Sachin Gupta, the Company’s Financial Controller, as Acting Chief Financial Officer and then as Chief Financial Officer on January 17, 2025. The annual base salary, annual variable pay opportunity, and supplemental bonus are as provided for Mr. Sachin Gupta, as contracted, in March 06, 2025 employment agreement.

The employment agreement specifies certain compensation following termination of employment, including severance payments of 45 days of Mr. Gupta’s last drawn salary if Mr. Gupta’s employment is terminated by the Company without “Cause” (as defined in the employment agreement). Mr. Gupta was also granted and issued 616 RSUs under the 2023 Equity Incentive Plan of the Company as per the terms of the restricted stock unit award agreement dated February 12, 2025.

Amended and Restated Agreement with Hiroshi Nishijima

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

Following the termination of Mr. Greg Moran as the Company’s Chief Executive Officer, effective June 20, 2024, the Board of Directors of the Company appointed Hiroshi Nishijima, the Company’s Chief Operating Officer as Acting Chief Executive Officer and then as Chief Executive Officer on February 1, 2025.

Mr. Nishijima has resigned from his position as the Chief Executive Officer. Mr. Nishijima’s resignation is effective from May 02, 2025 and was finalized by the Board on May 07, 2025. Mr. Nishijima’s resignation was not due to a disagreement with a Company.

Following his resignation the Board appointed Mr. Deepankar Tiwari as the Chief Executive Officer of the Company w.e.f. May 09, 2025.

Employment Agreement with Shachi Singh

The annual base salary, annual variable pay opportunity, and supplemental bonus are as provided for Ms. Shachi Singh, as contracted, in her January 8, 2025 employment agreement.

The employment agreement specifies certain compensation following termination of employment, including severance payments of three months of Ms. Singh’s last drawn salary if Ms. Singh’s employment is terminated by the Company without “Cause” (as defined in the employment agreement). Ms. Singh was also granted and issued 476 RSUs under the 2023 Equity Incentive Plan of the Company as per the terms of the restricted stock unit award agreement dated February 12, 2025.

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

Share Reserve

The number of shares of Common Stock that may be issued under the Incentive Plan is currently 370,955 shares. At our Special Meeting of Stockholders on February 18, 2025, our stockholders approved a one-time increase in the number of shares of Common Stock available for issuance under the Incentive Plan in an amount equal to 15% of the number of our shares of Common Stock issued and outstanding on March 31, 2025, which resulted in the addition of 369,311 shares available for awards under the Inventive Plan. All of the shares initially available under the Incentive Plan may be issued upon the exercise of incentive stock options.

The number of shares available for issuance under the Incentive Plan also includes an automatic annual increase, or the evergreen feature, on the first day of each calendar year, and ceasing as described below, equal to the lesser of:

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

Form S-8

Zoomcar filed with the SEC a registration statement on Form S-8 on February 11, 2025 to register an aggregate of 392,189 shares of Common Stock issuable under the Incentive Plan. Thereafter, at our Special Meeting of Stockholders on February 18, 2025, our stockholders approved a one-time increase in the number of shares of Common Stock available for issuance under the Incentive Plan in an amount equal to 15% of the number of our shares of Common Stock issued and outstanding on March 31, 2025, which resulted in the addition of 369,311 shares available for awards under the Incentive Plan. Thus, the total number of shares of Common Stock that may be issued under the Incentive Plan is currently 370,955 shares. Pursuant to this Stockholder Approval, the Company intends to further file a Form-S-8 to register these increased shares under the Incentive Plan and any other shares as necessary.

Outstanding Equity Awards at Fiscal Year-End Table

Certain employees hold 16 options(post Second Reverse Split). Each equity award was granted subject to the terms of the 2012 Equity Plan which was assumed by the company under the Incentive Plan.

Non-Employee Director Compensation Table

The following table presents the total compensation earned and paid to non-employee members (“Directors”) of the Zoomcar Board for the fiscal year beginning April 1, 2024, and ended March 31, 2025. Mr. Greg Moran, our former Chief Executive Officer, did not receive any compensation for his service as a member of the Zoomcar Board during any period presented. Mr. Moran’s compensation for service as an employee is presented above under the heading “Summary Compensation Table.” In addition to the compensation outlined below, we reimburse Directors for reasonable travel expenses and out-of-pocket costs incurred in attending meetings of the Zoomcar Board or events attended on behalf of Zoomcar.

Name	Fees Earned or Paid in Cash ($)	RSU Awards ($)(6)(7)	Total ($)
Uri Levine, Chairman (1)	-	-	-
Graham Gullans (2)	9,500	-	9,500
Mohan Ananda	67,500	6,871	74,371
Madan Menon (3)	100,000	5,154	105,154
Evelyn D’An	101,000	5,154	106,154
Swatick Majumdar	81,000	5,154	86,154
John Clarke (4)	63,750	5,154	68,904
Mark Bailey (5)	40,500	-	40,500

(1)	Mr. Levine was a director of Zoomcar, Inc., the Company’s predecessor, until his resignation in July 2023. He was appointed again, as Chairman and a director on March 31, 2025.

(2)	Mr. Gullans resigned from the Board effective June 18, 2024.

(3)	Mr. Menon was a director of Zoomcar, Inc. until his resignation effective April 17, 2025.

(4)	Mr. Clarke began serving on the Board effective June 20, 2024.

(5)	Mr. Bailey began serving on the Board on June 20, 2024 and resigned as of December 6, 2024.

(6)	If any vesting date occurs during a blackout period on the trading of the Shares, the RSUs that were scheduled to vest on such date shall not vest until the first business day following the end of such blackout period, subject to the Participant’s continued engagement as a Service Provider through such date

(7)	The amounts represent the Black Scholes fair value of $2.92 per RSU.

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

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. The beneficial ownership of shares of Company Common Stock is based on an aggregate of 6,284,491 shares of Common Stock issued and outstanding as of June 27, 2025; provided, that, the information below excludes the shares of Common Stock reserved for future awards under the Incentive Plan.

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

Beneficial Ownership Table

Name and Address of Beneficial Owners	Number of Shares of Common Stock		Percentage Ownership After the Offering(**)
Directors and Executive Officers
Sachin Gupta	615	(1)	*
Shachi Singh	476	(1)	*
Mohan Ananda	6,196	(2)	*
Evelyn D’An	1,765	(1)	*
Swatick Majumdar	1,811	(3)	*
John Clarke	1,798	(4)	*
Uri Levine	82,282	(5)	1.31%
All directors and executive officers as a group (7 individuals)			1.38%
5% Stockholders
Randall Yanker Irrevocable Trust	617,817		9.87%
Adam Stern	420,964		6.73%
Isagen LLC	366,256		5.85%
Alta Partners LLC	419,025		6.70%

*	Less than 1%

**	The Ownership percentage is derived based on common stockholder register as on June 27 2025.

(1)	These reflect the RSUs granted but not yet vested to the respective Directors and Officers.

(2)	These shares include the 2,353 RSUs granted but not vested to Mohan Ananda and the 3,843 shares of common stock beneficially held by Mohan Ananda for Ananda Small Business Trust.

(3)	These shares includes the 1765 RSUs granted but not vested and the 46 shares issuable upon exercise of outstanding warrants to purchase Common Stock.

(4)	These shares includes the 1765 RSUs granted but not vested and the 33 shares issuable upon exercise of outstanding warrants to purchase Common Stock.

(5)	Uri Levine, the Chairman of the Board of Directors, beneficially owns 82,282 shares of Common Stock

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

On October 3, 2023, IOAC issued a promissory note in favor of the Sponsor (the “October 2023 Note”) in the principal amount of up to $90,000 for expenses accrued in connection with the extension of the date by which IOAC must consummate its initial business combination from September 29, 2023 to October 29, 2023. The October 2023 Note is non-convertible and bears no interest, and the principal balance is payable by the Company on the date on which the Company consummates an initial business combination.

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

The terms of the Ananda Trust Closing Investment are not necessarily reflective of the terms and conditions of a transaction negotiated at arm’s length, and it is possible that, if such terms were negotiated at arm’s length, they would have been different from, and more favorable to, the Company and its stockholders; however, the disinterested members of the IOAC Board approved the terms of the Ananda Trust Closing Investment, which they believed to be the best terms available, under the circumstances, to facilitate the consummation of the proposed Business Combination and deliver capital required by the Company to pursue its business plans.

Sponsor Support Agreement

In connection with entering into the Merger Agreement, on October 13, 2022, the Sponsor, IOAC and Zoomcar entered into the Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement, in order to induce Zoomcar to enter into the Merger Agreement and for no additional consideration, the Sponsor agreed to (i) vote all ordinary shares of IOAC held by Sponsor at any meeting of the shareholders of IOAC in favor of the approval and adoption of the Merger Agreement and the Business Combination; and (ii) not to redeem or transfer any of the shares held by the Sponsor, or deposit into a voting trust or enter into a voting agreement in a manner inconsistent with the Sponsor Support Agreement. In addition, the Sponsor agreed to take all actions necessary to fulfil the conditions required in order to extend the expiration of the IOAC charter by six months or such shorter period as shall be mutually agreed by IOAC, the Sponsor and Zoomcar. The Sponsor also agreed to waive the anti-dilution rights associated with the shares held by Sponsor and Sponsor agreed that it shall use its best efforts to cooperate with IOAC and Zoomcar in connection with obtaining the financing transactions.

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

Zoomcar, Inc.

Amendment to Zoomcar’s Investors’ Rights Agreement

Prior to the Closing, Zoomcar solicited and received consents from requisite outstanding Zoomcar shares to a proposed amendment to an investor rights agreement (the “IRA”) between Zoomcar and holders of Zoomcar preferred shares (the “IRA Amendment”), which was adopted on December 28, 2023. Pursuant to the IRA Amendment, subject to certain exceptions, the securities issuable in the Business Combination to each investor party thereto would be restricted from disposing of or hedging any of Company securities beneficially owned by them, including shares of Company Common Stock issuable upon exercise or conversion of any convertible securities issuable to such investors in connection with the Merger, including, without limitation, any shares of Common Stock (“Company Shares”) issuable upon the exercise of options or warrants held by them immediately after the Effective Time, or any other securities convertible into or exercisable or exchangeable for Company Shares held by them immediately after the Effective Time during the period from the date of the Closing and ending (i) as to one-third of such shares, six (6) months after the Closing, (ii) as to one-third of such shares, nine (9) months after the Closing, and (iii) as to the remainder of such shares, twelve (12) months after the Closing, provided that all of such lock-up restrictions will terminate upon completion of a liquidation, merger, capital stock exchange, reorganization or other similar transactions that result in all of Company’s stockholders having the right to exchange their shares for cash, securities or other property. The IRA Amendment provides the foregoing lock-up restrictions supersede the transfer restrictions provided for in the IRA prior to the adoption of the IRA Amendment, assuming the consummation of the Business Combination. Prior to Closing, the board of directors of Zoomcar approved an exclusion from the lock-up terms under the IRA applicable to five (5%) of the Company Shares that would have otherwise been subject to lock-up pursuant to the trading restrictions described above resulting from the adoption of the IRA Amendment.

Post-Closing Related Party Transactions

Zoomcar Holdings, Inc.

Post the Closing Date, Mahindra & Mahindra Financial Services Limited, Mahindra First Choice Wheels Ltd and Yard Management Services Limited ceased to be related parties since their holding percentage was reduced to less than 5% of the total holdings in the Company.

Accordingly, post the Closing Date, the Director of the Company, Mohan Ananda, is a related party for the Company. The Company has payable to Mohan Ananda amounting to $152,435 towards sitting fees and other payables as on March 31, 2025.

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

Participation of a former Director of Zoomcar in the November Offering

Mark Bailey, who was a director of the Company until December 6, 2024, was one of the investors in the November Offering, and invested $2.5 million of the aggregate investment amount of $9.15 million in the November Offering.

Participation of the former Chief Executive Officer Zoomcar and our Chairman in the December Offering. and payments made to the Chairman.

Hiroshi Nishijima, the former Chief Executive Officer of the Company (while holding the office of Acting Chief Executive Officer) and Uri Levine, our Chairman, each invested in the December Offering. Of the aggregate investment amount of $5.485 million, Mr. Nishijima invested $50,000 and Mr. Levine invested $300,000.

Payments to the Chairman as an erstwhile consultant

Uri Levine was also engaged with Zoomcar since October 21, 2024, as a consultant. His position as a consultant was terminated effectively upon becoming a director and Chairman. Effective as of March 31, 2025, the Board appointed Uri Levine, as a member and Chairman of the Board to serve as a Class III Director. During his term as a consultant to the Company Mr. Levine was processed a compensation of $174,996.

For the upcoming fiscal year Mr. Levine shall be eligible for the following compensation based on the Board Appointment Letter executed on March 28, 2025: (i) a service fee of $29,166 per month, (ii) a $500,000 cash bonus on September 30, 2025 and (iii) award Mr. Levine, subject to stockholder approval 1,000,000 shares of restricted stock all of which shall vest on the earlier of (A) the second anniversary of the date of grant and (B) Zoomcar India Private Limited, an Indian limited liability company and subsidiary of the Company, achieving $20 million or more in revenue in fiscal year 2026, in each case subject to the Stockholder Approval having been obtained on or before such date. Mr. Levine may not be awarded the Restricted Stock Award, unless and until Stockholder Approval has been obtained and if it is never obtained, he is not entitled to any other compensation in lieu thereof. Mr. Levine is also entitled to be reimbursed for all reasonable out-of-pocket expenses pursuant to the expense policy applicable to members of the Board.

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

All of the transactions described in this section were entered into prior to the adoption of this policy. Certain of the foregoing disclosures are summaries of certain provisions of our related party agreements and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. Copies of certain of the agreements (or forms of the agreements) have been filed as exhibits to this Annual Report on 10-Kand are available electronically on the website of the SEC at www.sec.report.

Director Independence

Section 3.2 of the OTCQX Rules for U.S. Companies (the “OTCQX Rules”), require that a minimum of two of the board of directors of a should be composed of “independent directors,”. As per the OTCQX Rules the following persons shall not be considered independent: A) a director who is, or at any time during the past three years was, employed by the Company; (B) a director who accepted or has a Family Member who accepted any compensation from the Company in excess of $120,000 during any fiscal year within the three years preceding the determination of independence, other than compensation for board or board committee service; compensation paid to a Family Member who is an employee (other than an executive officer) of the Company; or benefits under a tax-qualified retirement plan, or non-discretionary compensation; or (C) A director who is the Family Member of a Person who is, or at any time during the past three years was, employed by the Company as an executive officer. The Company’s Board has determined that each of Mohan Ananda, Evelyn D’An, Swatick Majumdar, and John Clarke are independent directors under the OTCQX Rules and that the Audit Committee composes of independent directors and meets the heightened independence standards of Rule 10A-3 of the Exchange Act.

Item 14. Principal Accounting Fees and Services

For the fiscal year ended March 31, 2025, Grant Thornton Bharat LLP (“GT”), served as our independent registered public accounting firm and during such time, billed the approximate fees set forth in the table below. On December 28, 2023, as contemplated by the Merger Agreement, Innovative International Acquisition Corp. merged with Zoomcar Inc., resulting in Zoomcar Holdings, Inc. The Merger was accounted for as a reverse recapitalization with Zoomcar, Inc. as the accounting acquirer and Innovative International Acquisition Corp.as the acquired company for accounting purposes. Accordingly, GT, which has been Zoomcar Inc., auditor since 2021, assumed the role of the Zoomcar Holdings independent registered public accounting firm.

The table below sets forth the aggregate fees billed to the Company by GT for services rendered in the fiscal year ended March 31, 2025.

March 31, 2025
Audit fees	$586,961
Audit-related fees	—
Tax fees	—
All other fees
Total	$586,961

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

The Audit Committee concluded that the provision of the non-audit services if any listed above is compatible with maintaining the independence of Grant Thornton Bharat LLP.

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

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger and Reorganization, dated as of October 13, 2022, by and among Innovative International Acquisition Corp., Zoomcar, Inc. and the other parties thereto.	8-K	2.1	October 19, 2022
2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of December 29, 2023 by and among Innovative International Acquisition Corp., Zoomcar, Inc. and the other parties thereto.	8-K	2.1	January 2, 2024
3.1	Amended and Restated Certificate of Incorporation of Zoomcar Holdings, Inc.	8-K	3.1	January 4, 2024
3.2	Amended and Restated Bylaws of Zoomcar Holdings, Inc.	8-K	3.2	January 4, 2024
4.1	Description of Registered Securities.	10-K	4.1	July 12, 2024
4.2	Form of Warrant.	8-K	4.1	June 21, 2024
4.3	Form of Pre-Funded Warrant	8-K	4.1	November 8, 2024
4.4	Form of Series A Warrant	8-K	4.2	November 8, 2024
4.5	Form of Series B Warrant	8-K	4.3	November 8, 2024
4.6	Form of Pre-Funded Warrant	8-K	4.1	December 26, 2024
4.7	Form of Series A Warrant	8-K	4.2	December 26, 2024
4.8	Form of Series B Warrant	8-K	4.3	December 26, 2024
4.9	Placement Agent Warrant	8-K	4.4	December 26, 2024
4.10	Form of Pre-Funded Warrant	8-K	4.1	February 6, 2025
4.11	Form of Series A Warrant	8-K	4.2	February 6, 2025
4.12	Form of Series B Warrant	8-K	4.3	February 6, 2025
4.13	Placement Agent Warrant	8-K	4.4	February 6, 2025
4.14	Form of Series A Warrant	8-K	4.1	April 4, 2025
4.15	Form of Series B Warrant	8-K	4.2	April 4, 2025
4.16	Form of Pre-Funded Warrant	8-K	4.1	June 18, 2025
10.1	Subscription Agreement, dated as of December 19, 2023, by and between Innovative International Acquisition Corp. and Ananda Small Business Trust.	8-K	10.1	December 19, 2023
10.2	Securities Purchase Agreement, dated as of December 28, 2023, by and among Zoomcar Holdings, Inc., Zoomcar, Inc. and ACM Zoomcar Convert LLC.	8-K	10.6	January 4, 2024
10.3	Unsecured Convertible Note Due December 28, 2028, of Zoomcar Holdings, Inc.	8-K	10.7	January 4, 2024
10.4	Registration Rights Agreement, dated as of December 28, 2023, between Zoomcar Holdings, Inc. (f/k/a Innovative International Acquisition Corp.) and ACM Zoomcar Convert LLC.	8-K	10.8	January 4, 2024
10.5	Amended and Restated Registration Rights Agreement, dated December 28, 2023, by and among Zoomcar Holdings, Inc. (f/k/a Innovative International Acquisition Corp.), Innovative International Sponsor I LLC, the undersigned parties listed under IOAC Holders, Zoomcar Holders and Additional Zoomcar Holders on Schedule A thereto.	8-K	10.9	January 4, 2024
10.6	Non-Redemption Agreement dated as of December 27, 2023 by and among Innovative International Acquisition Corp. and the investor thereto.	8-K	10.1	December 28, 2023
10.9	Form of Indemnification Agreement.	8-K	10.13	January 4, 2024
10.10	Amended and Restated Employment Agreement, dated December 22, 2023, by and between Zoomcar India Private Limited and Greg Moran.	8-K	10.14	January 4, 2024
10.11	Amended and Restated Employment Agreement, dated December 23, 2023, by and between Zoomcar India Private Limited and Geiv Dubash.	8-K	10.15	January 4, 2024

10.12	Amended and Restated Employment Agreement, dated December 27, 2023, by and between Zoomcar India Private Limited and Hiroshi Nishijima.	8-K	10.16	January 4, 2024
10.13	Employment Agreement, dated January 8, 2025, by and between Shachi Singh and Zoomcar India Private Limited.	8-K	99.1#	January 10, 2025
10.14	Board Appointment Letter dated March 28, 2025, by and between Zoomcar Holdings, Inc and Uri Levine.	8-K	10.1	April 3, 2025
10.15	Zoomcar Holdings, Inc. 2023 Equity Incentive Plan.	8-K	10.17	January 4, 2024
10.16	First Amendment to Lock-Up Agreement, dated as of December 18, 2023, Innovative International Acquisition Corp.	S-1	10.18	February 5, 2024
10.17	Promissory Note, dated December 18, 2023, issued by Innovative International Acquisition Corp. to Ananda Small Business Trust.	8-K	10.1	December 19, 2023
10.18	Form of Promissory Note, dated December 18, 2023, issued by Innovative International Acquisition Corp. to the Payee.	8-K	10.2	December 19, 2023
10.19	Lock-Up Release Agreement, dated February 1, 2024, by and among Zoomcar Holdings, Inc., ASJC Global LLC – Series 24 and Cohen Sponsor LLC – A24 RS (certain information has been redacted in the marked portions of the exhibit).	8-K	10.1	February 2, 2024
10.20	Amendment to Lock-Up Release Agreement, dated March 18, 2024, by and among Zoomcar Holdings, Inc., ASJC Global LLC – Series 24 and Cohen Sponsor LLC – A24 RS.	8-K	10.1	March 18, 2024
10.21	Common Stock Purchase Agreement, between Zoomcar Holdings, Inc. and White Lion Capital, LLC, dated May 6, 2024.	8-K	10.1	May 9, 2024
10.22	Registration Rights Agreement, between Zoomcar Holdings, Inc. and White Lion Capital, LLC, dated May 6, 2024.	8-K	10.2	May 9, 2024
10.23	Form of Securities Purchase Agreement, dated June 18, 2024, by and among Zoomcar Holdings, Inc. and certain institutional investors.	8-K	10.1	June 21, 2024
10.24	Form of Note.	8-K	10.2	June 21, 2024
10.25	Form of Registration Rights Agreement.	8-K	10.3	June 21, 2024
10.26	Securities Purchase Agreement	8-K	10.1	November 8, 2024
10.27	Form of Registration Rights Agreement	8-K	10.2	November 8, 2024
10.28	Form of Securities Purchase Agreement	8-K	10.1	December 26, 2024
10.29	Form of Registration Rights Agreement	8-K	10.2	December 26, 2024
10.30	Form of Securities Purchase Agreement	8-K	10.1	February 6, 2025
10.31	Form of Registration Rights Agreement	8-K	10.2	February 6, 2025
10.32	Settlement Agreement between Zoomcar, Inc. and Randall Yanker	8-K	10.4	February 6, 2025
10.33	Form of Securities Purchase Agreement	8-K	10.1	April 4, 2025
10.34	Form of Registration Rights Agreement	8-K	10.2	April 4, 2025
10.35	Settlement Letter dated June 6, 2025	8-K	10.1	June 18, 2025
19	Insider Trading Policy.	10-K	19	July 12, 2024
21.1	Subsidiaries of Zoomcar Holdings, Inc.	10-K	21	July 12, 2024
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation.	10-K	97	July 12, 2024
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, city of Bangalore, country of India, on this June 30, 2025.

Zoomcar Holdings, Inc.

By:	/s/ Deepankar Tiwari
Name:	Deepankar Tiwari
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Deepankar Tiwari	Chief Executive Officer	June 30, 2025
Deepankar Tiwari	(Principal Executive Officer)

/s/ Sachin Gupta	Chief Financial Officer	June 30, 2025
Sachin Gupta	(Principal Financial and Accounting Officer)

/s/ Uri Levine	Chairman of the Board of Directors	June 30, 2025
Uri Levine

/s/ Mohan Ananda	Director	June 30, 2025
Mohan Ananda

/s/ Evelyn D’An	Director	June 30, 2025
Evelyn D’An

/s/ Swatick Majumdar	Director	June 30, 2025
Swatick Majumdar

/s/ John Clarke	Director	June 30, 2025
John Clarke