Form 10-Q
period 2025-06-30
Zoomcar Holdings, Inc.
filed 2025-08-14
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, 6,374,874 shares of the registrant’s Common Stock were outstanding.

ZOOMCAR HOLDINGS, INC.

Quarterly Report on Form 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain statements that may constitute forward-looking statements within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. This includes, without limitation, statements regarding expectations, hopes, beliefs, intentions, plans, prospects, financial results or strategies regarding us and the future held by our management team and the products and markets, future financial condition, expected future performance and market opportunities of our business. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Form 10-Q, forward-looking statements may be identified by the use of words such as “estimate,” “continue,” “could,” “may,” “might,” “possible,” “predict,” “should,” “would,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or indicate future events or trends or that are not statements of historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

We caution readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, which could cause the actual results to differ materially from the expected results. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q:

●	our ability to maintain the quotation of our Common Stock on the OTCQX;

●	our ability to execute our anticipated business plans and strategy, particularly in light of our current liquidity and capital resources;

●	the risk that the Business Combination disrupts our plans and operations;

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, maintain its reputation, increase the numbers of Hosts, Guests and registered vehicles on our platform, maintain relationships with Hosts and Guests and retain our management and key employees;

●	our ability to obtain additional capital, which will be necessary to continue our business and operations;

●	our limited operating history under our current business model and history of net losses;

●	our reliance on key technology providers and payment processors facilitating payments to and by our customers;

●	unfavorable interpretations of laws or regulations or changes in applicable laws or regulations;

●	the possibility that we may be adversely affected by other economic, business, regulatory, and/or competitive factors;

●	our estimates of future bookings, revenues and capital requirements;

●	the evolution of the markets in which we compete;

●	political instability associated with operating in current and future emerging markets we have entered or may later enter;

●	risks associated with our ability to obtain and maintain adequate insurance to cover risks associated with business operations now or in the future;

●	our ability to adhere to legal requirements with respect to the protection of personal data and privacy laws;

●	cybersecurity risks, data loss and other breaches of our network security and the disclosure of personal information or the infringement upon our intellectual property by unauthorized third parties;

●	risks associated with the performance or reliability of infrastructure upon which we rely, including, but not limited to, internet and cellular phone services;

●	the risk of regulatory or other lawsuits or proceedings relating to our platform or the peer-to-peer car sharing we facilitate;

●	increased compliance risks associated with operating in multiple foreign jurisdictions at once, including regulatory and accounting compliance issues;

●	our ability to manage the risks associated with current defaults of our outstanding indebtedness and other payment obligations to third-parties and breaches or potential breaches of our contractual and other outstanding obligations; and

●	other risks and uncertainties described in this Quarterly Report on Form 10-Q, including those under the section entitled “Risk Factors,” as well as risk factors and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which was filed with the Securities and Exchange Commission on June 30, 2024

If any of these risks materialize or any of our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that we presently do not know or that we currently believe are immaterial that could also cause actual results to differ materially from those contained in the forward-looking statements. In addition, forward-looking statements reflect our expectations, plans or forecasts of future events and views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events  and developments may cause our assessments to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q. Accordingly, undue reliance should not be placed upon the forward-looking statements. Actual results, performance or achievements may, and are likely to, differ materially, and potentially adversely, from any projections and forward-looking statements and the assumptions on which those forward-looking statements were based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance as projected financial information and other information are based on estimates and assumptions that are inherently subject to various significant risks, uncertainties and other factors, many of which are beyond our control. Forward-looking statements are not guarantees of performance. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward- looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

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

“Company”, “we”, “us”, “our” and “Zoomcar” means Zoomcar Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries following the Closing

“Incentive Plan” means the Zoomcar Holdings, Inc. 2023 Equity Incentive Plan.

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

“Merger Sub” means Innovative International Merger Sub, Inc.

“Nasdaq” means The Nasdaq Stock Market LLC.

“Ordinary Shares” means the Class A Ordinary Shares and Class B Ordinary Shares.

“OTCQX” means the OTCQX Best Market of the OTC Markets Group.

“OTCQB Market” or “OTCQB” is the OTCQB Venture Market for companies to provide information to investors. It is not a registered stock exchange.

“OTC Markets Group” shall mean OTC Markets Group Inc., a corporation organized under the laws of the State of Delaware, located at 300 Vesey Street, 12th Floor, New York, NY 10282. OTC Markets Group is not a securities regulator or self-regulatory organization.

“OTCQX Rules” shall mean the rules and standards outlined herein applicable to U.S. companies seeking qualification of their securities for trading on the OTCQX Market.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in USD, except number of shares) As at	June 30, 2025	March 31, 2025

Assets
Current assets:
Cash and cash equivalents (Refer Note 27- VIE)	$385,229	$1,077,275
Accounts receivable, net of allowance for credit losses (Refer Note 27- VIE)	94,528	200,650
Assets held for sale	266,450	267,293
Prepaid expenses (Refer Note 27- VIE)	721,723	1,020,170
Balances with government authorities	1,814	187,458
Other current assets (Refer Note 27- VIE)	225,733	261,200
Total current assets	$1,695,477	$3,014,046
Property and equipment, net of accumulated depreciation $6,116,945 and $6,870,891 respectively (Refer Note 27- VIE)	292,256	327,124
Operating lease right-of-use assets	969,969	1,021,898
Intangible assets, net of accumulated amortisation of $11,716 and $10,941 respectively (Refer Note 27- VIE)	4,624	5,451
Long term investments (Refer Note 27- VIE)	21,937	25,653
Prepaid expenses (Refer Note 27- VIE)	238,933	257,385
Other non-current assets, net of allowance for credit losses	684,167	705,767
Total assets	$3,907,363	$5,357,324

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable (Refer Note 27- VIE)	$13,542,480	$12,396,147
Accounts payable towards related parties	152,435	152,435
Current maturities of long-term debt	2,629,635	2,851,341
Current portion of operating lease liabilities	317,912	316,756
Finance lease liabilities	3,034,165	3,966,962
Contract liabilities (Refer Note 27- VIE)	519,721	471,720
Current portion of pension and other employee obligations (Refer Note 27- VIE)	153,527	152,872
Unsecured notes	308,731	-
Unsecured convertible note	6,136,851	6,002,269
Other current liabilities (Refer Note 27- VIE)	2,718,711	3,199,649
Total current liabilities	$29,514,168	$29,510,151
Operating lease liabilities, less current portion	747,486	801,981
Pension and other employee obligations, less current portion (Refer Note 27- VIE)	447,405	394,030
Total liabilities	$30,709,059	$30,706,162
Commitments and contingencies (Note 29)
Stockholders’ deficit:
Common stock, $0.0001 par value per share, 250,000,000 shares authorized as of June 30, 2025 and March 31, 2025; 6,284,491 shares and 2,462,418 shares issued and outstanding as of June 30, 2025 and March 31, 2025 respectively	628	246
Additional paid-in capital	308,478,451	305,693,199
Accumulated deficit	(337,379,118)	(333,173,805)
Accumulated other comprehensive income	2,098,343	2,131,522
Total stockholders’ deficit	$(26,801,696)	$(25,348,838)
Total liabilities and stockholders’ deficit	$3,907,363	$5,357,324

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In USD, except number of shares) Three months ended	June 30, 2025	June 30, 2024

Revenue:
Revenues from services	$2,300,324	$2,206,402
Other revenues	12,429	34,583
Total revenue	$2,312,753	$2,240,985
Cost and Expenses
Cost of revenue	1,313,687	1,512,289
Technology and development	709,331	901,781
Sales and marketing	176,963	802,571
General and administrative	1,874,195	2,398,912
Total costs and expenses	$4,074,176	$5,615,553
Loss from operations before income tax	(1,761,423)	(3,374,568)
Finance costs	297,551	551,003
Gain on troubled debt restructuring	(72,912)	-
Other expense/(income), net	2,219,251	(1,393,992)
Loss before income taxes	$(4,205,313)	$(2,531,579)
Provision for income taxes	-	-

Net loss attributable to common stockholders	$(4,205,313)	$(2,531,579)

Net loss per share *
Basic	$(0.50)	$(73.90)
Diluted	$(0.50)	$(73.90)
Weighted average shares used in computing loss per share: *
Basic	8,479,554	34,256
Diluted	8,479,554	34,256

*	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20, respectively. (Refer Note 3A)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Operations.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In USD, except number of shares) Three months ended	June 30, 2025	June 30, 2024

Net loss	$(4,205,313)	$(2,531,579)

Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustment	(2,184)	28,355
Loss for defined benefit plan	(30,693)	(63,511)

Reclassification adjustments:
Amortization of gains on defined benefit plan	(302)	(1,679)
Other comprehensive loss attributable to common stockholders	$(33,179)	$(36,835)
Comprehensive loss	$(4,238,492)	$(2,568,414)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Comprehensive Loss

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(In USD, except number of shares)

	Zoom car Holdings, Inc.
	Shares	Amounts	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total equity (deficit)
Balance as at April 01, 2024	63,185,881	6,319	272,057,003	(307,551,501)	1,795,992	(33,692,188)
Retroactive application of First Reverse Stock Split **	(62,553,508)	(6,256)	6,256	-	-	-
Retroactive application of Second Reverse Stock Split **	(600,213)	(60)	60	-	-	-
Balance as at April 01, 2024	32,160	3	272,063,319	(307,551,501)	1,795,992	(33,692,188)
Stock based compensation	-	-	-	-	-	-
Issue of common stock against Atalaya note	6,257	1	2,324,695	-	-	2,324,696
Issue of common stock warrants along with redeemable promissory notes	-	-	2,047,925	-	-	2,047,925
Issue of common stock warrants to placement agents	-	-	418,157	-	-	418,157
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	(65,190)	(65,190)
Net loss	-	-	-	(2,531,579)	-	(2,531,579)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	28,355	28,355
Balance as at June 30, 2024	38,417	4	276,854,097	(310,083,080)	1,759,157	(31,469,824)

Balance as at April 01, 2025	2,462,418	246	305,693,199	(333,173,805)	2,131,522	(25,348,838)
Issue of common stock*	6,222,383	622	(584)	-	-	38
Issue of prefunded warrants in exchange of common stock*	(2,400,310)	(240)	240	-	-	-
Issue of prefunded warrants *	-	-	2,771,457	-	-	2,771,457
Warrants pending issuance in lieu of placement agent fees	-	-	14,139	-	-	14,139
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	(30,995)	(30,995)
Net loss	-	-	-	(4,205,313)	-	(4,205,313)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	(2,184)	(2,184)
Balance as at June 30, 2025	6,284,491	628	308,478,451	(337,379,118)	2,098,343	(26,801,696)

*	Refer Note 18 for the details of the common stock and warrants issued and exercised during the year.

**	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20 respectively. (Refer Note 3A)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Stockholders’ Deficit

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended	June 30, 2025	June 30, 2024
	(unaudited)
A. Cash flows from operating activities
Net loss	$(4,205,313)	$(2,531,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,428	113,327
Interest on redeemable promissory note	-	146,762
Interest on finance leases	-	136,044
Change in fair value of Unsecured Convertible Note	134,582	(1,360,238)
Other borrowing cost	-	6,372
Gain on sale and disposal of assets, net	-	(2,431)
Gain on sale and disposal of assets held for sale, net	-	(2,324)
Gain on derecognition of subsidiary	(401,180)	-
Assets written off	42,313	222,741
Payable to customers and provision written back	(38,686)	-
Liquidated damages	2,540,537	-
Gain on troubled debt restructuring	(72,912)	-
Host receivable written off	20,159	-
Unrealized foreign currency exchange loss, net	293	424
	$(1,944,779)	$(3,270,902)
Changes in operating assets and liabilities:
Decrease in accounts receivable	105,386	28,791
Decrease/(Increase) in balances with government authorities	185,385	(79,610)
Decrease in prepaid expenses	316,636	473,333
(Increase)/Decrease in other assets	(11,241)	47,413
Increase in accounts payables	1,537,086	1,245,105
(Decrease)/Increase in other liabilities	(171,866)	70,938
Increase/(Decrease) in Pension and other employee obligations	24,668	(135,530)
Decrease in Operating lease right of use asset	48,795	101,097
Decrease in Operating lease liabilities	(49,902)	(99,623)
Increase/(Decrease) in contract liabilities	49,578	(157,424)
Net cash generated from/(used in) operating activities (A)	$89,745	$(1,776,412)

B. Cash flows from investing activities
Payment for purchase of property and equipment, including intangible assets and capital advances	(718)	-
Proceeds from sale of property and equipment	-	14,853
Proceeds from sale of asset held for sale	-	4,577
(Investments in) / proceeds from fixed deposits	(343)	297,610
Net cash (used in)/generated from investing activities (B)	$(1,061)	$317,040

C. Cash flows from financing activities
Proceeds from issue of equity and warrants	38	-
Proceeds from issue of redeemable promissory notes	-	3,000,000
Proceeds from issue of Unsecured Notes	308,731	-
Payment of redeemable promissory note issue expenses	-	(491,500)
Repayment of debt	(213,319)	(947,173)
Principal payment of finance lease obligation	(921,943)	-
Net cash (used in)/generated from financing activities (C)	$(826,493)	$1,561,327

Net increase in cash and cash equivalents and restricted cash (A+B+C)	(737,809)	101,955
Effect of foreign exchange on cash and cash equivalents.	645	(14,616)
Cash and cash equivalents and restricted cash
Beginning of period	1,172,042	1,496,144
Cash and cash equivalents derecognized due to derecognition of subsidiary	(536)	-
End of period	$434,342	$1,583,483

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	385,229	1,583,483
Restricted cash included under other non-current assets	49,113	-

Total cash and cash equivalents and restricted cash shown in Condensed Consolidated Statement of Cash Flows	$434,342	$1,583,483

Supplemental disclosures of cash flow information
Cash refund for income taxes	-	120
Interest paid on debt	(28,503)	(8,471)

Supplemental disclosures of non-cash investing and financing activities:
Issue of Common stock upon conversion of unsecured convertible Note	-	2,324,696
Issue of warrants to redeemable promissory note holders	-	2,047,925
Warrants issued to placement agents	-	418,157
Issue of common stock upon exercise of warrants	584	-
Issue of prefunded warrants in exchange of common stock	240	-
Issue of prefunded warrants in lieu of liquidated damages payable	2,771,457	-

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

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The Condensed Consolidated Financial Statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company incurred a net loss of $4,205,313 during the three months ended June 30, 2025, and cash generated from operations was $89,745 for the three months ended June 30, 2025. The Company’s accumulated deficit amounts to $337,379,118 (March 2025: $333,173,805). The Company has negative working capital of $27,818,691 as on June 30, 2025. In addition, the Company’s cash position is critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date of the Condensed Consolidated Financial Statements are issued.

Management is evaluating plans with respect to these adverse financial conditions that caused to express substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to seek funding through additional debt or equity financing arrangements, implement business initiatives to improve customer experience and incremental expense reduction measures or a combination thereof to continue financing its operations. The Company has filed Registration Statement under Form S-1 on May 5, 2025 to raise up to $15 million. No amount has been raised against the same. Further the Company continues to raise money by way of promissory note, convertible promissory note, share and warrant issuance to manage the working capital requirements.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by US GAAP have been condensed or omitted. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The results of operations for the three months ended June 30, 2025, are not necessarily indicative of the results for the fiscal year ending March 31, 2026, or any future interim period.

These Condensed Consolidated Financial Statements follow the same significant accounting policies as those included in the audited Consolidated Financial Statements of the Company for the year ended March 31, 2025. In the opinion of management, these Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Condensed Consolidated Financial position, results of operations, and cash flows for these interim periods.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and variable interest entities in which the Company is the primary beneficiary, including an entity in India and in other geographical locations. All intercompany accounts and transactions have been eliminated in the Condensed Consolidated Financial Statements herein.

ii.	Principles of consolidation

The Condensed Consolidated Financial Statements include the accounts of Zoomcar Holdings, Inc. and of its wholly owned subsidiaries and Variable Interest Entities (“VIE”) in which the Company is the primary beneficiary, including an entity in India and in other geographical locations (collectively, the “Company”).

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As at June 30, 2025, following are the list of subsidiaries and step-down subsidiaries:

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

The assets/liabilities consolidated for the VIE are not material. Refer note 27 for details.

iii.	Use of estimates and assumptions

The use of estimates and assumptions as determined by management is required in the preparation of Condensed Consolidated Financial Statements in conformity with US GAAP. These estimates are based on management’s evaluation of historical trends and other information available when the Condensed Consolidated Financial Statements are prepared and may affect the amounts reported and related disclosures. Actual results could differ from those estimates.

Estimates and underlying assumptions are reviewed on an ongoing basis.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Condensed Consolidated Financial Statements are presented in US Dollars (“$”) which is the reporting currency of the Company.

Monetary assets and liabilities, and transactions denominated in currencies other than the functional currency are remeasured at the exchange rate on the Balance Sheet date and non- monetary assets and liabilities are measured at historical exchange rates. The gains and losses resulting from remeasurement are recorded as foreign exchange gains (losses), within other income (expense), in the Condensed Consolidated Statement of Operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the three months ended June 30, 2025 and June 30, 2024, the Company derives its revenue principally from the following:

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Vouchers

During the quarter ended June 30, 2025, the Company sold vouchers of certain redemption value that are utilized for payment towards facilitation fees. Vouchers may be sold for less than their redemption value and in such cases, the transaction price is limited to the amount received, unless additional consideration is expected. The sale of such vouchers results in the deferral of revenue equivalent to the amount received on the date of sale. The associated revenue is recognized when the customer utilizes such voucher. On expiry of validity of the voucher, the utilized portion is recognized as Other operating revenues in the Condensed Consolidated Statements of Operations.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

vii.	Cash and cash equivalents

Cash and cash equivalents include cash on hand, bank balances. Cash and cash equivalents are recorded at cost, which approximates fair value.

Cash and cash equivalents include amounts collected on behalf of but not yet remitted to the Hosts which are included in accrued and other current liabilities in the Condensed Consolidated Financial Statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

xii.	Concentration of credit risk

Cash and cash equivalents, investments, other receivables, and accounts receivable are potentially subject to credit risk concentration. The Company has not experienced any material losses related to these concentrations during the years presented. No customers accounted for 10% or more of revenue for the three months ended June 30, 2025 and June 30, 2024.

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

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the Condensed Consolidated Balance Sheets and any resulting gain or loss is reflected on the Condensed Consolidated Statements of Operations in the period realized.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Operating leases are presented within “Operating lease right-of-use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, less current portion” in the Company’s condensed consolidated balance sheets. The current portion of finance lease liabilities are presented within “Finance lease liabilities” in the Company’s condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangement. Lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets are recognized at commencement date in an amount equal to lease liability, adjusted for any lease prepayments, initial direct costs, and lease incentives. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date. Lease terms includes the effects of options to extend or terminate the lease when it is reasonably certain at commencement of the lease that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term reflecting single operating lease cost. The Company evaluates lease agreements to determine lease and non-lease components, which are accounted for separately.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company accounts for a modification as a separate contract when it grants an additional right of use not included in the original lease and the increase is commensurate with the standalone price for the additional right of use, adjusted for the circumstances of the particular contract. Modifications which are not accounted for as a separate contract are reassessed as of the effective date of the modification based on its modified terms and conditions and the facts and circumstances as of that date. Upon modification, the Company remeasures the lease liability to reflect changes to the remaining lease payments and discount rates and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. However, if the carrying amount of the ROU assets is reduced to zero as a result of modification, any remaining amount of the remeasurement is recognized as an expense in condensed consolidated statements of income.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

xviii.	Finance costs

Finance costs comprises interest cost on debt, transaction costs, fair value changes in financial instruments, SSCPN issue expenses, and interest expense on lease liabilities. Borrowing costs and interest on leases are recognized in the Condensed Consolidated Statements of Operations using the effective interest method.

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

Compensated absences

The Company’s liability for compensated absences is determined based on an actuarial valuation using the projected unit credit method and is charged to Condensed Consolidated Statements of Operations in the year in which they accrue.

Defined contribution plan

Eligible employees of the Company in India participate in a defined contribution fund in accordance with the regulatory requirements in the Indian jurisdiction. Both the employee and the Company contribute an equal amount to the fund which is equal to a specified percentage of the employee’s salary.

The Company has no further obligation under defined contribution plans beyond the contributions made under these plans. Contributions are charged to profit or loss and are included in the Condensed Consolidated Statements of Operations in the year and/or period in which they accrue.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For stock options or restricted stock units with service-based vesting conditions only, the valuation model, typically the Black-Scholes option-pricing model, incorporates various assumptions including expected stock price volatility, expected term, and risk-free rates. For stock options or restricted stock units with graded vesting, the fair- value-based measure is estimated of the entire award by using a single weighted- average expected term. The Company estimated the volatility of common stock on the date of the grant based on weighted-average historical stock price volatility of comparable publicly traded companies in its industry group. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term. The Company estimates the term based on the simplified method for employee stock options considered to be “plain vanilla” options as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividend on its common stock.

The Company estimates a forfeiture rate on an annual basis for the purpose of computation of stock- based compensation expense. The rate is used consistently across the subsequent interim periods during the year.

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

June 2025 Bridge Notes

During the three months ended June 30, 2025, the Company has issued Bridge Notes which are repayable at the principal value along with an interest of 12% p.a. on the maturity date and has been accounted for under ASC 470-10. The Company issued these Bridge Notes at discount and incurred expenses on the issue of these Notes. As per ASC 835, the discount and the expenses incurred on issue of the Bridge Notes have been amortized over the contractual period using the effective interest method. The Bridge Notes liabilities have been presented net off the discount and issue expenses.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Issuance costs on Debt

Debt issuance costs consist primarily of initial discount provided, arrangement fees paid to placement agent, professional fees and legal fees. These costs are netted off with the related debt and are being amortized to interest expense over the term of the related.

The debt has been classified into current or non-current based on the payment terms of the debt instruments. Non-current obligations are those scheduled to mature beyond twelve months from the date of the Company’s Condensed Consolidated Balance Sheets.

xxii.	Warrants

When the Company issues warrants, it evaluates the balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the Condensed Consolidated Balance Sheets. In accordance with ASC 815- 40, Derivatives and Hedging - Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the Condensed Consolidated Balance Sheets at fair value with any changes in its fair value recognized currently in the Condensed Consolidated Statements of Operations.

(a)	Warrants issued towards the November 2024 and December 2024 offering:

During the year ended March 31, 2025, the Company issued shares of Common Stock, pre- funded, Series A and Series B warrants in the November 2024 and December 2024 offering and as consideration to the placement agents for the issuance. The Common stock and pre- funded warrants were classified as equity in accordance with ASC 815-40. The Series A warrants and Series B warrants were initially classified as derivative financial instruments in accordance with ASC 815-10-15-83.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

xxiv.	Provisions and accrued expenses

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the three months ended June 30, 2025, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, debt, unsecured convertible note and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

xxvii.	Taxes

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

xxviii.	Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

xxix.	Segment information

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

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

xxx.	Common Stock Reverse Split

In October 2024 and March 2025, the Company effectuated a one-for-hundred and a one-for-twenty reverse stock split, respectively. All share, stock option and warrant information has been retroactively adjusted to reflect these stock splits.

xxxi.	Recent Accounting Pronouncements

Accounting Pronouncement Pending Adoption

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its Condensed Consolidated Financial Statements and disclosures.

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

In May 2025, the FASB issued ASU 2025-03 which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (VIE). ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. The Company is evaluating the impact that adoption of the provisions of ASU 2025-03 will have on the Company’s Condensed Consolidated Financial Statements.

In May 2025, the FASB issued ASU 2025-04 which clarifies the guidance in both ASC 606 and ASC 718 on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2025- 04 will have on the Company’s Condensed Consolidated Financial Statements.

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its Condensed Consolidated Financial Statements or disclosures.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3A	Reverse Stock Split

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

3B	Troubled Debt Restructuring

Payable against rental dues

On April 22, 2025, the Company entered into a settlement agreement with Siddharth Assets, wherein the lessor has waived a portion of the outstanding liability and penalty accrued thereon. The Company agreed to make settlement in four monthly instalments, starting from April 2025. In the event of default, $1,166 per month for every defaulted installment until realisation of the entire settlement amount shall be paid additionally. During the quarter ended June 2025, the Company has paid all the due instalments. As of June 30,2025, the Company has $4,083 balance payable to Siddharth Assets.

The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60. The gain on troubled debt restructuring recorded during the quarter ended June 30, 2025 is $72,912 ($Nil during the quarter ended June 30, 2024). Basic EPS was increased by $0.01 as a result of these gains during the quarter ended June 30, 2025 (June 30, 2024 - $Nil).

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4	Cash and cash equivalents

The components of cash and cash equivalents were as follows:

(In USD) As at	June 30, 2025	March 31, 2025

Balances in bank accounts*	$385,229	$1,077,275
Cash and cash equivalents	$385,229	$1,077,275

*

This includes $91,226 collected on behalf of but not yet remitted to the Hosts which are included in accounts payable. Refer note 13.

Pursuant to Notice of Subpoena and Restraining Notice dated June 30, 2025 received by the Company, balances in bank accounts includes amounts held with JPMorgan Chase Bank has been taken/held in order to satisfy judgement/order held against the Company. Refer to Note 15.

5	Accounts receivable, net of allowance for credit losses

The components of accounts receivable were as follows:

(In USD) As at	June 30, 2025	March 31, 2025

Accounts receivable	$107,919	$214,083
Allowance for credit losses	(13,391)	(13,433)
Net accounts receivable	$94,528	$200,650

The Company records an allowance for credit losses for amounts owed for completed transactions that may never settle or be collected. For the quarter ended June 30, 2025, allowance amounting to $Nil was created for expected credit losses respectively (March 31, 2025:$Nil).

Movement in allowance for expected credit loss

(In USD) As at	June 30, 2025	March 31, 2025

Balance at the beginning of the period	$13,433	$13,774
Foreign currency translation adjustment	(42)	(341)
Closing balance	$13,391	$13,433

6	Balances with government authorities

The components of balances with government authorities were as follows:

(In USD) As at	June 30, 2025	March 31, 2025
Current
Goods and service tax receivable	$3,744,170	$3,941,649
Less: Impairment*	(3,742,356)	(3,754,191)
	$1,814	$187,458

*	As of June 30, 2025, the impairment amounts to $3,742,356 ( March 31, 2025 : $3,754,191) for the estimated losses resulting from substantial doubt about the utilization of the tax credits. This allowance for impairment of tax credits was determined by estimating future uses of tax credits against output Goods and Service Tax (“GST”). No impairment allowance has been created for the period ended June 30, 2025.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7 (a) Other current assets

The components of other current assets were as follows:

(In USD) As at	June 30, 2025	March 31, 2025

Security deposits	$25,741	$24,997
Franchise tax refund receivable	-	84,490
Advance to employees	35,936	29,730
Advance to suppliers	29,828	5,201
Receivables from car sale	57,709	57,892
Other receivables	76,519	58,890
Other current assets	$225,733	$261,200

8	Assets held for sale

The components of assets held for sale were as follows:

(In USD) As at	June 30, 2025	March 31, 2025

Vehicles	$266,450	$267,293
Total assets held for sale	$266,450	$267,293

Vehicles represent the vehicles held for sale in the Indian subsidiary, Zoomcar India Private Limited. The gain or loss on sale of these assets is included in Loss/(Gain) on sale of assets held for sale under Other (income)/expense of Condensed Consolidated Statements of Operations. During the three months ended June 30, 2025, total profit of $Nil was recorded against loss/ (gain) on sale of vehicles held for sale (total profit of $2,923 for the three months ended June 30, 2024). Further, during the three months ended June 30, 2025 and 2024, the Company has not recorded any impairment amount.

9	Property and equipment, net

The components of property and equipment were as follows:

(In USD) As at	Estimated useful life	June 30, 2025	March 31, 2025

Vehicles and devices	5 years	$1,624,878	$2,399,282
Computer equipments	2 – 7 years	550,137	551,877
Office equipments	3 – 10 years	229,474	229,481
Furniture and fixtures	10 years	1,715	1,720
Total, at cost		2,406,204	3,182,360
Less: Accumulated depreciation		(2,113,948)	(2,855,236)
		$292,256	$327,124

Right-of-use assets under finance leases:

Vehicles, at cost	$5,758,958	$5,777,170
Accumulated depreciation	(4,002,997)	(4,015,655)
Accumulated impairment	(1,755,961)	(1,761,515)
	$-	$-

Total property and equipment, net	$292,256	$327,124

Depreciation expense for the three months ended June 30, 2025 was $34,617 ($112,348 for the three months ended June 30, 2024).

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10	Leases

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

The components of lease expense were as follows:

(In USD) Period ended	June 30, 2025	March 31, 2025
Finance lease cost:
Interest on lease liabilities	$99,578	$550,903
Operating lease cost	84,536	363,435
Short term lease cost	27,763	486,289
Total lease cost	$211,877	$1,400,627

Supplemental cash flow information related to leases was as follows:

(In USD) Period ended	June 30, 2025	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$(84,146)	$(338,626)
Financing cash outflows for finance leases	$(921,943)	$(2,103,219)

Supplemental balance sheet information related to leases was as follows:

(In USD) As at	June 30, 2025	March 31, 2025
Operating Leases
Operating lease right-of-use assets	$969,969	$1,021,898

Current operating lease liabilities	$317,912	$316,756
Non-current operating lease liabilities	747,486	801,981
Total operating lease liabilities	$1,065,398	$1,118,737

Finance Leases

Property and equipment, at cost	$5,758,958	$5,777,170
Accumulated depreciation	(4,002,997)	(4,015,655)
Accumulated impairment	(1,755,961)	(1,761,515)
Property and equipment, net	$-	$-

Current finance lease liabilities	$3,034,165	$3,966,962
Total finance lease liabilities	$3,034,165	$3,966,962

Weighted Average Remaining Lease Term
Operating leases	45 months	48 months
Finance leases	15 months	18 months
Weighted Average Discount Rate
Operating leases	13.00%	13.00%
Finance leases	9.00%	9.00%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2025		Year ended March 31, 2025
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2026	$251,986	$2,595,396	$337,044	$4,285,354
2027	352,315	913,347	353,429	-
2028	369,465	-	370,634	-
2029	387,474	-	388,699	-
Total Lease Payments	$1,361,240	$3,508,743	$1,449,806	$4,285,354
Less: Imputed Interest	295,842	474,578	331,069	318,392
Total Lease Liabilities	$1,065,398	3,034,165	$1,118,737	$3,966,962

As at June 30, 2025, the Company continues to default on equated monthly installments (EMI) payments owed to Leaseplan India Private Limited (Lender). In adherence to the agreement, the Company has accumulated penal interest at a simple interest rate of 1% per month on the overdue EMIs for first 2 months of default and an additional simple interest of 1.5% per month is levied on the overdue amount as it is continues to be unpaid after 60 days from date of default., amounting to $31,185 for the quarter ended June 30, 2025 ( June 30, 2024 - $51,662).

11	Investments

The components of investments were as follows:

(In USD) As at	June 30, 2025	March 31, 2025
Long term investments
Investments in certificate of deposits*	$21,937	$25,653
	$21,937	$25,653

*	Investments includes certificate of deposits and interest accrued on the same.

12	Other non-current assets

The components of other non-current assets were as follows:

(In USD) As at	June 30, 2025	March 31, 2025

Security deposits	$188,128	$188,723
Deposits with tax authorities	446,926	422,282
Restricted cash*	49,113	94,762
Other non-current assets	$684,167	$705,767

*	Restricted cash represents amount held as an indemnification escrow fund with the placement agent for all indemnification liabilities and expenses payable by the Company as per the placement agent agreement for a period of 3 years from closing of the November 2024 Offering.

13	Accounts Payable

The components of accounts payable were as follows:

(In USD) As at	June 30, 2025	March 31, 2025

Current
Accounts payable towards related parties	$152,435	$152,435
Accounts Payable towards others	13,542,480	12,396,147
Total accounts payable	$13,694,915	$12,548,582

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14	Debt

The components of long term and short term debt were as follows:

(In USD) As at	Effective interest rates	Original Maturities*	June 30, 2025	March 31, 2025
Current
From NBFCs
- Mahindra & Mahindra Financial Services Limited	-	June 30, 2025	$420,533	$439,415
- TATA Motors Finance Limited	12.52%	May 31, 2027	1,721,566	1,749,415
- Kotak Mahindra Financial Services Limited	1.00%	June 30, 2025	388,252	376,861
- Orix Leasing and Financial Services India LTD	12.00%	December 15, 2025	32,218	58,978
- Clix Finance India Private Limited	2.05%	July 2, 2025	67,066	64,621
- AON Risk Insurance Services West, Inc	8.25%	April 28, 2025	-	162,051
			$2,629,635	$2,851,341
Total maturity for the quarter ending on June 30, 2026
				$2,629,635
				$2,629,635

*	Maturities have been stated as per the respective agreements with the financiers. For Tata Motors Finance Limited, due to non-payment of scheduled EMIs, the loan is immediately payable and is classified as current. The debts are not associated with any restrictive covenants.

Term loans from NBFCs

Includes loans outstanding as at June 30, 2025 and March 31, 2025 amounting to $2,629,635 and $2,851,341, respectively.

The Company has recorded an interest expense amounting to $56,730 and $76,166 for the three months ended June 30, 2025 and June 30, 2024, respectively.

As of June 30, 2025, the Company has defaulted on debt obligations owed to various lenders totaling to $946,396 (June 30, 2024 - $198,521). Further, the Company has recorded penal interest expense amounting to $19,701 and $14,327 for the three months ended June 30, 2025 and June 30, 2024, respectively.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14A Unsecured notes

The following is a summary of the Company’s notes payable as of June 30, 2025 and March 31, 2025:

	Outstanding
(In USD) As at	June 30, 2025	March 31, 2025
Bridge notes - Balance payable	$402,925	$-
Less: Discount and debt issuance cost on issuance, net of amortization	(94,194)	-
Total	$308,731	$-

On June 23, 2025, the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued Bridge notes for a total principal amount of $402,000 with an initial issue discount of $42,000. The net proceeds disbursed to the Company were $350,000 after deduction of legal and due diligence fees of $10,000. Additionally, $45,500 (i.e., 13% of net proceeds) is due to the placement agent relating to the issuance of these bridge notes which is directly attributable to the loan raised, thereby bringing the total debt issuance costs to $55,500.

The discount and issuance cost on bridge notes have been amortized over the contractual period using the effective interest method. The unamortized discount and issuance cost have been presented as net of the bridge notes liability.

Terms of Bridge notes

The Bridge notes have a maturity date of March 30, 2026, and bear interest at an annual rate of 12%. The notes include scheduled monthly installment repayments and interest payments starting November 30, 2025 and may be prepaid in part or full, by the Company at a discount to the outstanding balance. The notes are subject to default interest rate of 22% per annum and include customary events of default.

In the event of an uncured default under either of the Bridge notes, the holder has the right to elect to convert the outstanding amount (includes principal, accrued interest, default interest, and other fees as applicable) into the Company’s Common stock at a conversion price equal to 75% of the lowest trading price of the Company’s Common stock during the fifteen trading days immediately prior to the applicable conversion date.

The interest on the Bridge Notes was $4,231 and $NIL for the three months ended June 30, 2025 and for the three months ended June 30, 2024 which has been recognized in the Condensed Consolidated Statements of Operations for their respective periods.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15	Unsecured convertible note (‘Atalaya Note’)

The following is a summary of the Company’s Atalaya Note payable for which it elected fair value option as on June 30, 2025 and March 31, 2025:

(In USD) As at	June 30, 2025	March 31, 2025
Atalaya Note	$6,136,851	$6,002,269
Total	$6,136,851	$6,002,269

The Atalaya Note was initially recorded at the fair value of $10,167,194 on issuance. The Atalaya Note was issued at 7.5% discount on principal amounting to $632,596 and bears an interest of 8% and an additional interest on default of 8% compounded monthly.

During the year ended March 31, 2025, partial liability was settled by issue of 6,257 shares to the Atalaya Note holders for a settlement of $2,324,696.

Further during the year ended March 31, 2025, the Company received notices from Atalaya regarding equity line transactions and incurring debt without the Purchaser’s consent. Atalaya filed a case against the Company seeking relief from the above mentioned defaults. On March 28, 2025, the Supreme Court of the state of New York ordered the Company to pay the outstanding principal amount along with interest accrued till date amounting to $5,997,833. Furthermore as per the order of the court, the Company is liable to pay interest at 9% per annum till the date the ordered amount is paid in full.

Further, pursuant to Notice of Subpoena and Restraining Notice dated June 30, 2025 from the Supreme Court of the State of New York, the Company’s money or/and property held with JPMorgan Chase Bank, National Association has been taken/held in order to satisfy judgement/order held against the Company in relation to amount due to Atalaya Note holders.

The change in fair value resulted in loss of $134,582 that is recorded for the three months ended June 30, 2025 ($1,360,238 for the three months ended June 30, 2024) in the Condensed Consolidated Statements of Operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). Also, Refer Note 28.

16	Other current liabilities

The components of other current liabilities were as follows:

(In USD) As at	June 30, 2025	March 31, 2025

Payable to customers	$239,430	$273,591
Statutory dues payable	1,529,560	1,588,047
Capital creditors	21,700	5,790
Employee benefit expenses payable	199,693	274,049
Other liabilities*	728,328	1,058,172
Other current liabilities	$2,718,711	$3,199,649

*	Includes payables related to operating leases and the residual value of vehicles acquired from Leaseplan India Private Limited.

17	Accumulated other comprehensive income/ (loss)

The components of accumulated other comprehensive income/(loss) were as follows:

(In USD) As at	June 30, 2025	March 31, 2025

(Loss)/ Gain on employee benefit
Balance, beginning of period	$(18,186)	$46,101
Recognized during the period, net of taxes amounts to $NIL	(30,693)	(57,663)
Reclassification to net income: Amortization gains	(302)	(6,624)
Balance, end of period	$(49,181)	$(18,186)

Foreign currency translation adjustment
Balance, beginning of period	$2,149,708	$1,749,891
Translation adjustments gain recognized during the period, net of taxes amounts to $NIL	(2,184)	399,817
Balance, end of period	2,147,524	2,149,708
Accumulated other comprehensive income	$2,098,343	$2,131,522

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18	Capital Stock and Warrants

During the year ended March 31, 2025, the Company executed four equity offerings. These offerings involved the sale of Common Stock, Pre-Funded Warrants, Series A Warrants and a maximum number of Series B Warrants as defined in the respective agreements.

Holders of common stock are entitled to one vote per share, dividends at the discretion of the Board of Directors, and a pro-rata share of residual assets upon liquidation. This comprehensive activity reflects the Company’s capital restructuring and financing strategy during the reporting period.

Series A warrants were issued with initial exercise prices of $80.60, $39.00, and $6.24, each exercisable for five years from the initial exercise date. Series B warrants were issued with zero initial eligibility, subject to increase on the Reset Date based on the Reset Share Amount formula. Placement agents received 10% of the Series A and Series B warrants issued to investors, along with Common Stock Warrants, as compensation. The Company classified all Series A and Series B warrants as derivative financial instruments under ASC 815-10-15-83 upon initial recognition. During the year ended March 31, 2025, due to anti-dilution and reset provisions, the exercise prices of Series A and Series B warrants were adjusted to the floor price during the year, and the number of warrants was increased to maintain the aggregate exercise price. As a result, the number of exercisable warrants became fixed, eliminating variability, and the outstanding Series A and Series B warrants were reclassified to equity at their respective reclassification date fair values. Warrants exercised before reclassification were reclassified at their exercise date fair value, while those exercised after were adjusted through additional paid-in capital.

As of June 30, 2025, 1,103,832 Series A warrants exercisable at $16.12, 2,599,765 Series A warrants exercisable at $6.24 and 864,456 Series B warrants exercisable at $0.002 remains outstanding. During the three months ended June 30, 2025, 4,626,608 shares were issued on exercise of Series A warrants and 1,386,189 shares on exercise of Series B warrants. The Company recognized no gain during the three months ended June 30, 2025 and June 30, 2024 from the change in fair value of these derivative instruments in the Condensed Consolidated Statements of Operations.

As of June 30, 2025, the Company has issued 1,874,559 Pre-Funded warrants in lieu of liquidation damages payable to some investors. Out of these, 26,382 Pre- Funded warrants has been exercised during the period.

Further, the Company has issued 2,400,310 Pre-Funded warrants in exchange of common stock cancelled during the period.

As of June 30, 2025, the Company has 4,601,218 number of restricted shares (1,909,833 as on March 31,2025) and 1,683,273 number of unrestricted shares (552,585 as on March 31,2025).

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19	Revenue

The components of revenue, net were as follows:

(In USD)	June 30, 2025	June 30, 2024
Revenue from services
Facilitation revenue (net)	$2,300,324	$2,206,402

Other operating revenues	12,429	34,583
Total	$2,312,753	$2,240,985

Revenue by geographical location	June 30, 2025	June 30, 2024
India	$2,312,753	$2,223,638
Egypt	-	13,498
Indonesia	-	3,849
	$2,312,753	$2,240,985

Contract balances

The Company’s contract liabilities for consideration collected prior to satisfying the performance obligations against scheduled trips is $519,721 and $471,720 as at June 30, 2025 and March 31, 2025, respectively.

During the quarter ended June 30, 2025, the Company has offered vouchers that results in the deferral of revenue equivalent to amount received on the date of purchase of such vouchers. The accumulated deferred revenue amounting to $47,052 and $Nil as at June 30, 2025 and March 31, 2025, respectively in relation to vouchers issued.

Further, the Company offers loyalty program, Z-Points, that results in the deferral of revenue equivalent to the retail value on the date points are earned. The Company had accumulated deferred revenue amounting to $23,347 and $21,365 as at June 30, 2025 and March 31, 2025, respectively in relation to loyalty program.

Revenue recognized during the quarter ended June 30, 2025 which was included in contract liabilities balance at the beginning of the respective period amounts to $132,630 ($269,376 recognized during the year quarter ended June 30, 2024).

20	Finance costs

The components of finance costs were as follows:

(In USD)	June 30, 2025	June 30, 2024
Finance costs -other than related parties
Interest on vehicle loans	$56,730	$76,166
Interest on finance leases	99,578	136,043
Interest on subcontractor liability	22,825	23,416
Interest on redeemable promissory notes	-	146,762
Interest on unsecured notes	4,231	-
Bank charges	4,002	7,200
Other borrowings cost	110,185	161,416
Total	$297,551	$551,003

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21	Other expense/(income), net

The components of other (income)/expense, net were as follows:

(In USD)	June 30, 2025	June 30, 2024
Other expense/(income), net - other than related parties
Interest income	$(4,390)	$(10,125)
Change in fair value of Atalaya Note	134,582	(1,360,238)
Gain on sale of property & equipment	-	(1,831)
Gain on sale of assets held for sale	-	(2,923)
Gain on derecognition of subsidiary (Refer Note 27)	(401,180)	-
Liquidated damages payable to Investors**	2,540,537	-
Loss on assets written off	42,313	93,684
Payable to customers and provision written back	(38,686)	(4,528)
Other, net	(53,925)	(108,031)
Total	$2,219,251	$(1,393,992)

**	This relates to damages payable to Investors on account of delay in filing of registration statements for securities issued under multiple offerings made during the year.

22	Income taxes

The components of (loss)/gain before income taxes consist of the following:

(In USD)	June 30, 2025	June 30, 2024

Domestic	$(3,653,615)	$280,978
Foreign	(551,698)	(2,812,557)
Loss before income taxes	$(4,205,313)	$(2,531,579)

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

The Company has computed income tax expense/(benefit) for the three months ended June 30, 2025 and June 30, 2024 by using a forecasted annual effective tax rate and adjust for any discrete items arising during the period. The Company has recorded $NIL tax expense for the given periods. Our effective tax rate was 0.00%, 0.00% for the three months ended June 30, 2025 and June 30, 2024, respectively. The Company has computed a valuation allowance on deferred tax assets for the quarter ending June 30, 2025 and hence no deferred tax asset is recognized as of June 30, 2025. The effective tax rate differs from the statutory tax rate of 21% for the quarter ended June 30, 2025 and 2024, due to changes in valuation allowance on the deferred tax assets.

The Company has received various orders from Indian tax authorities, for details Refer Note 29.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23	Net loss per share

The components of basic and diluted loss per share were as follows:

(In USD, except loss per share)	June 30, 2025	June 30, 2024

Net loss available for common shareholders (A)	$(4,205,313)	$(2,531,579)
Weighted average outstanding shares of common stock (B) #	8,479,554	34,256
Common stock and common stock equivalents (C) #	8,479,554	34,256
Loss per share
Basic (A/B)	$(0.50)	$(73.90)
Diluted (A/C)	$(0.50)	$(73.90)

Since the Company was in a loss position for the period ended June 30, 2025 and June 30, 2025, basic loss per share was same as diluted net loss per share for the periods presented. The following potentially dilutive outstanding securities as of June 30, 2025 and June 30, 2024 were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	June 30, 2025	June 30, 2024 #
Stock options*	16	16
Restricted Stock Units (Refer Note 25)	15,906	-
Public warrants	11,500,000	11,500,000
Private warrants	19,416	22,352
Warrants issued in November 2024 and December 2024 offering (including Second and Third closing of December offering)	3,757,044	-
Total	15,292,382	11,522,368

*	In 2012, the Company adopted its 2012 Equity Incentive Plan, under which the Company may grant options and restricted stock to eligible participants. The plan is equity settled. Options are generally granted for a term of ten years. Options have a graded vesting period of up to four years and the expenses are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the awards. The Company cancelled certain outstanding options at the time of Reverse Recapitalization. The remaining 16 fully vested options were assumed by the Company on the Reverse Recapitalization date, exercisable at exercise prices ranging from $120 to $300.

#	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20 respectively. (Refer Note 3A)

24	Employee benefit plans (unfunded)

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

Pension and other employee obligations As at	June 30, 2025	Mar 31, 2025
Current
Gratuity	$78,942	$82,547
Compensated absences	74,585	70,325
	$153,527	$152,872
Non-current
Gratuity	$268,225	$221,961
Compensated absences	177,106	170,062
Other statutory dues	2,074	2,007
	$447,405	$394,030

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24	Employee benefit plans (unfunded) (Continued)

I. Gratuity

	June 30, 2025	June 30, 2024
Changes in projected benefit obligation (PBO)
PBO at the beginning of the year	$304,509	$352,492
Service cost	18,507	19,552
Interest cost	4,887	5,283
Actuarial loss	30,693	63,511
Benefits paid	(10,389)	(114,577)
Effect of exchange rate changes	(1,038)	(820)
PBO at the end of the period	$347,169	$325,441

Accrued pension liability
Current liability	$78,942	$90,470
Non-current liability	268,225	234,971
	$347,167	$325,441

Accumulated benefit obligation	$267,755	$250,374

Net gratuity cost recognized in income statement

	June 30, 2025	June 30, 2024
Service cost	$18,507	$19,552
Interest cost	4,887	5,283
Amortization of net actuarial gains	(302)	(1,679)
Net periodic benefit cost	$23,092	$23,156

Re-measurement losses in other comprehensive income

	June 30, 2025	June 30, 2024
Actuarial Loss	$30,693	$63,511
Amortization loss	(302)	(1,679)
Total	$30,995	$65,190

Components of actuarial gain:

	June 30, 2025	June 30, 2024
Actuarial loss/(gain) due to demographic assumption changes in defined benefit obligation	$6,575	$(941)
Actuarial loss/(gain) due to financial assumption changes in defined benefit obligation	7,346	(677)
Actuarial loss due to experience on defined benefit obligation	16,772	65,129
Total	$30,693	$63,511

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The assumptions used in accounting for the gratuity plan are as follows:

	June 30, 2025	June 30, 2024
Discount rate - staff	6.14%	7.13%
Discount rate - independent service provider*	6.04%	7.09%
Attrition rate - staff	39.24%	40.59%
Attrition rate - independent service provider*	72.84%	79.88%
Rate of increase in compensation levels - staff	13.31%	12.42%
Rate of increase in compensation levels - independent service provider*	10.38%	11.94%

*	Independent service provider are contract employees responsible for maintaining the fleet of the Company.

During the quarter ended June 30, 2025 and June 30, 2024, actuarial gain was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments as of June 30, 2025 is as follows:

Year ended March 31,
2026 (July 1, 2025 till March 31, 2026)	$59,207
2027	64,038
2028	38,144
2029	23,247
2030	15,909
Thereafter	146,624
Total	$347,169

24	Employee benefit plans (unfunded) (Continued)

II. Compensated absences

The employees are permitted to encash a maximum of 45 days of accumulated leave balance on separation. The Company has provided liability for compensated absences as per an actuarial valuation carried out by an independent actuary as of the Balance Sheet dates. The amount of compensated absences cost is $34,594 for the quarter ended June 30, 2025 ($44,591 for the quarter ended June 30, 2024).

III. Defined contribution plan

The Indian subsidiary makes provident fund contributions which are defined contribution plans, for qualifying employees. Under the Schemes, the Indian subsidiary is required to contribute a specified percentage of the payroll costs to fund the benefits. The contributions are made to provident fund in accordance with the fund rules. The interest rate payable to the beneficiaries every year is notified by the Government. The amount of contributions made to provident fund is $58,712 for the year quarter ended June 30, 2025 ($93,412 for the quarter ended June 30, 2024).

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

25 Stock-based compensation expense

The Company adopted the 2023 Equity and Incentive Plan, which provides for grants of share-based awards, including Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), and other forms of share-based awards. The Company settles employee stock-based options with newly issued common stock of the Company. The Company has reserved 388,921 shares of common stock for the issuance of awards under the 2023 Plan.

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

On February 12, 2025, the Company granted 17,950 RSUs to its employees wherein all the RSU’s granted will fully vest on the vesting commencement date i.e., March 31, 2025 pursuant to the amendment agreement dated March 31, 2025. No grants under this plan were made during the three months ended June 30, 2025.

The movement in number of stock-based options outstanding and their related weighted average exercise price for the 2023 Plan are as follows:

	Three months ended June 30,		Three months ended June 30,
	2025		2024
	No. of options	Weighted average exercise price	No. of options	Weighted average exercise price
Outstanding at the beginning of the year	17,950	$-	-	$-
Granted during the year	-	-	-	-
Less: Cancelled during the year	(2044)	-	-	-
Outstanding at the end of the period	15,906		-

Exercisable at the end of the period	15,906	-	-	-
Unvested at the end of the period	-	-	-	-

Weighted average remaining life of vested and unvested options as at June 30, 2025 and June 30, 2024 is Nil.

The expected life of the stock is based on historical data and current expectations and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may also not necessarily be the actual outcome.

RSUs issued to CEO

On May 9, 2025, the Company entered into a consulting agreement with Mr. Deepankar Tiwari to engage him as the Chief Executive Officer (“CEO”) of the Company. As consideration for services rendered, Mr. Tiwari shall be eligible to receive a monthly consultancy fee and Restricted Stock Units (“RSUs”) of the Company. As per the terms of the agreement, 1,000,000 Restricted Stock Units (“RSUs”) were granted, of which 250,000 RSUs shall vest at the end of each quarter starting June 30, 2025. Such RSUs granted shall be subject to- i) execution of relevant RSU award agreements, ii) approval by Board of Directors, and iii) Compliance with applicable securities laws and tax regulations in the relevant jurisdictions, collectively called as ‘conditions for grant’. As at June 30, 2025, the above described RSUs are not granted since required conditions for grant has not been fulfilled and consequently, the grant date of these RSUs is subsequent to the reporting period.

Further, subsequent to June 30, 2025, the Company has registered 1,000,000 shares of common stock issuable to Mr. Deepankar Tiwari to induce the employee to accept employment as the Company’s CEO and executed inducement award agreement. Such inducement awards granted to the CEO are outside of the 2023 Equity and Incentive Plan.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

26	Related Party Transactions

Key managerial personnel (KMP)

Gregory Bradford Moran	Chief Executive Officer & Director (until June 20, 2024)
Hiroshi Nishijima	Chief Executive Officer (until May 02, 2025)
Uri Levine	Director (w.e.f. March 31, 2025)
Evelyn D’An	Director
Graham Gullan	Director (until June 18, 2024)
Swatick Majumdar	Director
Mohan Ananda	Director
Madan Menon	Director (until April 16, 2025)
John Robert Clarke	Director (w.e.f. June 20, 2024)
Mark Bailey	Director (until December 06, 2024)
Deepankar Tiwari	Chief Executive Officer (w.e.f May 09, 2025)

Related party transactions pertaining to debt, investments, and other current liabilities have been stated on the face of the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

The Company had following transactions with related parties:

	June 30, 2025	June 30, 2024

Consultancy Charges
Deepankar Tiwari	$17,528	$-

The Company has the following outstanding balances with related parties:

As at	June 30, 2025	March 31, 2025

Payable to Director
Mohan Ananda	$152,435	$152,435

Accounts Payable
Uri Levine	$62,176	$62,176
Deepankar Tiwari	$7	$-

	$214,618	$214,611

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

27	Variable Interest Entities

An entity is a VIE if it has any of the following characteristics:

●	The entity does not have enough equity to finance its activities without additional subordinated financial support.

●	The equity holders, as a group, lack the characteristics of a controlling financial interest.

●	The entity is structured with non-substantive voting rights (i.e., an anti-abuse clause).

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

The VIEs have been incorporated in their respective locations to perform the business of providing mobility solutions to consumers and businesses.

The following table summarizes the assets and liabilities related to the Company’s consolidated VIEs:

	June 30, 2025	March 31, 2025
Assets
Cash and cash equivalents	$2,037	$2,878
Other current assets	$393	$391
Long term Investments	$3,906	$3,991

Liabilities
Accounts payable	$102,817	$383,355
Current portion of pension and other employee obligations	$82	$80
Other current liabilities	$69,820	$141,164

Nature of investment in the VIEs is as follows:

Name of the VIE	Place of incorporation	Nature of investment	Investor entity

Zoomcar Egypt Car Rental LLC***	Egypt	Debt	Zoomcar Netherlands Holding B.V
Zoomcar Egypt Car Rental LLC***	Egypt	Debt	Zoomcar Inc.
Fleet Mobility Philippines Corporation *	Philippines	Debt	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Fleet Holding Pte Ltd
Zoomcar Vietnam Mobility LLC**	Vietnam	Debt	Zoomcar Inc.
Zoomcar Vietnam Mobility LLC**	Vietnam	Equity	Fleet Holding Pte Ltd

These amounts have been eliminated during the process of consolidation.

*	In May 2022, Company had initiated the process of winding-up for Fleet Mobility Philippines Corporation. The assets consolidated for the VIE are not material.

**	In August 2023, Zoomcar Vietnam Mobility LLC had filed for bankruptcy with the local authorities. This application was admitted by the local authorities and bankruptcy proceedings were ordered to commence on June 4, 2025. In accordance with ASC 810-10-15-10, the Company consolidated the VIE till June 3, 2025 since the Company held a variable interest and continued to be the primary beneficiary. However on June 04, 2025, the Company ceased to be the primary beneficiary and consequently, the Company has derecognized its cost of investment and assets and liabilities of the VIE and recognized a gain upon derecognition of VIE.

***	On June 3, 2024, Zoomcar Egypt Car Rental LLC has closed down its operations due to decrease in operations and rising economic difficulties. The assets consolidated for the VIE are not material. Additionally, On December 15, 2024, Zoomcar Egypt Car Rental LLC held an extraordinary general meeting to initiate the liquidation process and appoint a liquidator.

The VIEs included in the Condensed Consolidated Financial Statements are separate legal entities and their assets are legally owned by them and are not available to the Company’s creditors or creditors of the Company’s other subsidiaries.

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

28	Financial Instruments - Fair Value Measurements

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

The carrying value of financial instruments not carried at fair value by categories are as below:

	June 30, 2025	March 31, 2025
As at	Carrying value	Carrying value
Financial assets
Cash and cash equivalents	$385,229	$1,077,275
Accounts receivable	94,528	200,650
Receivable from government authorities	1,814	187,458
Long term investments	21,937	25,653
Other financial assets	384,033	360,232
Total assets	$887,541	$1,851,268
Financial liabilities
Accounts payable	$13,694,915	$12,548,582
Debt	2,629,635	2,851,341
Other financial liabilities	1,189,151	1,611,602
Total liabilities	$17,513,701	$17,011,525

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025
	Total Carrying value	Level 1	Level 2	Level 3

Assets:
Assets held for sale	$266,450	$-	$266,450	$-
Liabilities:
Atalaya Note	$6,136,851	$-	$-	$6,136,851

	March 31, 2025
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$267,293	$-	$267,293	$-
Liabilities:
Atalaya Note	$6,002,269	$-	$-	$6,002,269

Level 2: The fair value of Assets held for sale not traded in an active market is determined using the quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly considering all the relevant factors of assets.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The changes in the fair value are summarized below:

Unsecured Convertible Note (‘Atalaya Note’)

Balance as of April 1, 2024	$10,067,601
Shares issued to Atalaya Note holders	(2,324,696)
Change in fair value of unsecured convertible note	(1,360,238)
Balance as of June 30, 2024	$6,382,667

Balance as of April 1, 2025	6,002,269
Change in fair value of derivative financial instruments	134,582
Balance as of June 30, 2025	$6,136,851

During the three months ended June 30, 2025 and June 30, 2024, there were no non-recurring fair value measure of assets or liabilities subsequent to initial recognition.

29	Commitments and contingencies

Contingencies

(A) Claims filed by customers and third-parties not acknowledged as liability amounted to $4,804,120 and $4,503,122 as at June 30, 2025 and March 31, 2025, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip ; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle ; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company , the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B) The Company has received various orders and show cause notices from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $9,799,311 (March 31, 2025: $9,514,651). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of June 30, 2025 and March 31, 2025.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(C) In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $395,772 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

(D) On November 1, 2024, Gregory Moran, a former employee of Zoomcar India, has filed a case with the Superior Court, Delaware, challenging his termination without a cause or a sufficient notice, claiming $100,000 payment that was agreed to be paid on the 6 month anniversary of the effective date of closing of the SPAC transaction along with a 8% fully diluted equity interest in Zoomcar Holdings, Inc., non-payment of “vacation” valued at approximately $30,000, leave encashment of approximately $42,000, $96,000 entitled to him for severance pay and gratuity as per India’s Payment of Gratuity Act, 1972. Additionally, he has claimed 210,520 stock units already existing, fully vested. The Company filed a motion to dismiss the matter on November 27, 2024. On January 7, 2025, the Company subsequently filed the opening brief in support of the motion to dismiss filed on November 27, 2024. The Company further filed the opening brief in support of the motion to dismiss on 7 January 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025. Oral arguments on Zoomcar’s motion to dismiss were heard on April 29, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion and the next hearing is on August 15, 2025.

(E) Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2023 tax returns. There are other ongoing audits in various other jurisdictions that are not material to our financial statements. The Company received an order for fiscal year 2015-16 in relation to non- deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $125,442 (March 31, 2025: $125,839). Penalty of $125,442 has been claimed but the proceedings are kept under abeyance until the above order is disposed off. The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position as at June 30, 2025 and March 31, 2025, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

30	Subsequent events

(A)	The Company had received notice from the staff of OTC Markets Group on August 05, 2025 (“OTC Markets”) for not meeting the minimum criteria established under the Standards for Continued Qualification for the OTCQX U.S. tier as per the OTCQX Rules for U.S. Companies Section 2.1(B) with respect to bid price, market capitalization, number of market makers (i.e., quotations) and corporate governance. In the event that the Company’s bid price, market capitalization, or the number of market makers, or Corporate Governance falls below the minimum criteria established, a cure period of 90 calendar days to regain compliance shall begin, during which, the applicable criteria must be met by the Company for 10 consecutive trading days. Accordingly, the 90-calendar day cure period shall expire on November 3, 2025. During the cure period, if the Company’s market capitalization has not stayed at or above the $5 Million for minimum ten consecutive trading days, then the Company’s security will be removed from OTCQX. Additionally, the Company may opt to apply to be traded on the OTCQB market or the Pink market.

(B)	Pursuant to the decision dated June 4, 2025 on commencement of bankruptcy proceedings of Zoomcar Vietnam Mobility LLC by The People’s Court Of Ho Chi Minh City, Sen Viet Management and Liquidation of Assets Partnership Company (“Sen Viet”) has been appointed as asset management and liquidation enterprise of Zoomcar Vietnam Mobility LLC w.e.f. order dated July 17, 2025. The rights and obligations of such appointed asset management and liquidation enterprise are specifically stipulated in Article 16 of the Law on Bankruptcy in Vietnam.

(C)	On July 7, 2025, the Board of Directors have approved additional 4,638,706 shares of common stock for the issuance of awards under the 2023 Equity and Incentive Plan, which has been considered by the Company to grant new share-based awards to its employees subsequent to the period ended June 30, 2025.

(This space has been left intentionally blank)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended June 30, 2025 and 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in this Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

As of August 13, 2025, we had 6,374,874 shares of our Common Stock issued and outstanding. Except as otherwise indicated, all share and per share information in this report gives effect to second reverse stock split effected on March 21, 2025 at a ratio of 1-for-20.

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

	For the Three Months Ended
	June 30,	June 30,
(In thousands)	2025	2024
Booking Days	191	170
Gross Booking Value	$6,472	$6,230

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

For the three months ended June 30, 2025, Booking Days on the platform totaled approximately 190,931, compared to 170,125 during the three months ended June 30, 2024.

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

During the three months ended June 30, 2025, Gross Booking Value on the platform totaled approximately $6.47 million, compared to approximately $6.23 million during the three months ended June 30, 2024.

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

Our revenue for the three months ended June 30, 2025, and June 30, 2024, consists of revenue from services and other operating revenue.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related expenses for executive management and administrative functions, including finance and accounting, legal, and human resources. General and administrative expenses also include certain travel expenses, professional service fees, including legal expenses, rent expenses, office expenses, repairs and maintenance of office equipment and furniture, directors’ and officers’ insurance and other expenses. We further expect to continue incurring general and administrative expenses of operating as a public company, including expenses for insurance, costs to comply with the rules and regulations applicable to public companies, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations, and professional services expenses. We expect general and administrative expenses will reduce on absolute dollar basis owing to our efforts to manage costs.

Finance Costs

Finance costs consist primarily of interest on vehicle loans, finance leases, bridge loan and redeemable promissory note. In addition, it also includes Note issue expenses, bank charges, other borrowing costs.

Other (Income) and Expense, Net

Other expense and (income), net consists primarily of interest income, change in fair value of Atalaya note, Loss on assets written off, Liquidated damages to Investors and Gain on derecognition of subsidiary and other expenses.

Gain on troubled debt restructuring

Gain on troubled debt restructuring includes the gain consists of gains on account of restructuring of loans from lenders.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended June 30,
	2025	2024
Net revenue	$2,312,753	$2,240,985
Costs and expenses
Cost of revenue	1,313,687	1,512,289
Technology and development	709,331	901,781
Sales and marketing	176,963	802,571
General and administrative	1,874,195	2,398,912
Total costs and expenses	$4,074,176	$5,615,553
Loss from operations	(1,761,423)	(3,374,568)
Finance costs	297,551	551,003
Gain on troubled debt restructuring	(72,912)	-
Other income, net	2,219,251	(1,393,992)
Loss before income taxes	(4,205,313)	(2,531,579)
Provision for income taxes	-	-
Net loss	$(4,205,313)	$(2,531,579)

The following table sets forth our results of operations as a percentage of net revenue:

	For the Three Months Ended June 30,
	2025	2024
Net revenue	100%	100%
Costs and expenses
Cost of revenue	57%	67%
Technology and development	31%	40%
Sales and marketing	8%	36%
General and administrative	81%	107%
Total costs and expenses	176%	251%
Loss from operations	-76%	-151%
Finance costs	13%	25%
Gain on troubled debt restructuring	-3%	0%
Other income, net	96%	-62%
Loss before provision for income taxes	-182%	-113%
Provision for income taxes	0%	0%
Net loss income	-182%	-113%

Net Revenue

	For the Three Months Ended June 30,
	2025	2024	Change	Change %
Revenues from services	$2,300,324	$2,206,402	$93,922	4%
Other revenues	12,429	34,583	(22,154)	-64%
Net Revenue	$2,312,753	$2,240,985	$71,768	3%

Our total net revenue for the three months ended on June 30, 2025, and June 30, 2024, was $2.31 million and $2.24 million, respectively, representing a marginal increase of $0.07 million, or 3%

In the peer-to-peer car sharing model, we continued to take several measures to improve profitability, such as (i) reduction of cash incentives paid to Hosts and (ii) introduction of cancellation fees for Host and Guest. These and other cost rationalization strategies resulted in improved unit profitability at the expense of reduced number of bookings for the three months ended on June 30, 2025, versus the previous comparable period.

Costs and Expenses

Cost of Revenue

	For the Three Months Ended June 30,
	2025	2024	Change	Change %
Cost of revenue	$1,313,687	$1,512,289	$(198,602)	-13%

Cost of revenue was $1.31 million during the three months ended on June 30, 2025, as compared to $1.51 million during the three months ended on June 30, 2024, a decrease of $0.20 million, or 13%. This decrease was driven by overall Company-wide efforts to drive greater operational efficiency. Key drivers of the cost savings include $0.14 million reduction in personnel costs (driven by headcount reductions in India, and discontinuation of operations in Vietnam, Egypt and Indonesia), there were cost savings of $0.05 million on account of depreciation on tracking devices during the three months ended June 30, 2025, as compared to the three ended June 30, 2024, since majority of the devices were completely depreciated in the previous Fiscal year ending March 31, 2025. Due to discontinuation of operations in Egypt, Indonesia and Vietnam there was savings of $0.04 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Technology and Development

	For the Three Months Ended June 30,
	2025	2024	Change	Change %
Technology and development	$709,331	$901,781	$(192,450)	-21%

Technology and development expenses totaled $0.71 million during the three months ended on June 30, 2025, as compared to $0.90 million during the three months ended on June 30, 2024, a decrease of $0.19 million, or 21%. This decrease was driven by employee benefit costs reductions of $0.13 million, and a further reduction of $0.07 million in IT platforms support costs as the Company continues to optimize usage of cloud-based IT services while enabling more in-app features for Guests and Hosts.

Sales and Marketing

	For the Three Months Ended June 30,
	2025	2024	Change	Change %
Sales and marketing	$176,963	$802,571	$(625,608)	-78%

Sales and marketing expense totaled $0.18 million during the three months ended on June 30, 2025, as compared to $0.80 million during the three months ended on June 30, 2024, a decrease of $0.63 million, or 78%, primarily driven by $0.47 million reduction in performance marketing expenses, Personnel-related costs decreased by $0.10 million due to reductions in headcount and $0.05 million reduction in brand marketing.

General and Administrative

	For the Three Months Ended June 30,
	2025	2024	Change	Change %
General and administrative	$1,874,195	$2,398,912	$(524,717)	-22%

General and administrative expenses were $1.87 million during the three months ended on June 30, 2025, as compared to $2.40 million during the three months ended on June 30, 2024, a reduction of $0.52 million, or 22%. personnel-related costs decreased by $0.36 million due to reductions in headcount, Host receivables write off is $0.02 million during the three months ended June 30, 2025, as compared to $0.12 million during the three months ended June 30 2024, as it was in June 24 that the host receivables were written off for the first time and rent costs pertains to rental towards parking site where Assets held for sale was parked has been decreased to the tune of $0.05 million due to sale of Assets held for sale.

Finance Costs

	For the Three Months Ended June 30,
	2025	2024	Change	Change %
Finance costs	$297,551	$551,003	$(253,452)	-46%

Finance costs were $0.30 million during the three months ended on June 30, 2025, as compared to $0.55 million during the three months ended on June 30, 2024, a reduction of $0.25 million, or 46%. There were Non-cash expenses related to change in Interest on redeemable promissory notes amounting to $0.15 million during the three months ended June 30, 2024 as compared to Nil during the three months ended June 30, 2025 due to repayment of the same during November 2024 financing, Interest on vehicle loans and finance lease has reduced by $0.06 million and also penalty on non payment of lease and loan has reduced by $0.05 million due to restructuring and partial payments of the liabilities.

Gain on troubled debt restructuring

	For the Three Months Ended June 30,
	2025	2024	Change	Change %
Gain on troubled debt restructuring	$(72,912)	$-	$(72,912)	100%

Gain on troubled debt restructuring during the three months ended on June 30, 2025 was $0.07 million vs Nil during the three months ended on June 30, 2024. The gain on troubled debt restructuring was on account of operating lease restructurings.

Other expense/(income), net

	For the Three Months Ended June 30,
	2025	2024	Change	Change %
Other expense/(income), net	$2,219,251	$(1,393,992)	$3,613,243	-259%

Other expenses were $2.22 million during the three months ended on June 30, 2025, versus other income of $1.39 million during the three months ended on June 30, 2024, an increase in expense of $3.61 million or 259%.

This increase in expenses is due to recognition of non-cash expenses towards liquidated damages amounting to $ 2.54 million to the investors of December 2024 First Closing and March 2025 Third Closing due to delay in registering of securities with SEC, expenses towards change in the fair value of Atalaya note is $0.13 million during the three months ended June 30, 2025 as compared to gain of $1.36 million during three months ended June 30, 2024.This increase in expenses is offset by gain on account of derecognition of subsidiary amounting to $0.40 million during the three months ended June 30, 2025.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below.

	For the Three Months Ended June 30,
	2025	2024
Gross profit	$999,066	$728,696
Gross margin	43%	33%
Contribution profit	$1,138,424	$459,161
Contribution margin	49%	20%
Net (loss) income	(4,205,313)	(2,531,579)
Adjusted EBITDA	$(1,725,995)	$(3,261,241)

Contribution Profit (Loss) and Contribution Margin

We define contribution profit (loss) as our gross profit (loss) plus (a) depreciation expense included in cost of revenue, (b) other general costs included in cost of revenue (rent, software support, insurance, travel); less (i) Host incentive payments and (ii) marketing and promotional expenses (excluding brand marketing).

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

We recorded a contribution profit of $1.14 million during the three months ended on June 30, 2025, versus a contribution loss of $0.46 million during the three months ended on June 30, 2024. Our gross profit improved to $1.00 million during the three months ended on June 30, 2025, versus $0.73 million during the three months ended on June 30, 2024, which was driven by reductions in cost of revenue due to the overall improvements in Companywide operational efficiencies accomplished over the past few quarters. In addition, host incentives and marketing costs (excl. brand marketing) were reduced significantly to $0.07 million during the three months ended on June 30, 2025, versus $0.55 million during the same period in 2024, which further contributed to the Company achieving contribution profit as compared to contribution loss in the previous comparable period.

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

The following tables present reconciliations of gross profit/(loss) to contribution profit/(loss) and gross margin to contribution margin for each of the periods indicated:

Contribution Profit/(Loss)

	For the Three Months Ended June 30,
	2025	2024
Net revenue	$2,312,753	$2,240,985
Cost of revenue	1,313,687	1,512,289
Gross profit	$999,066	$728,696
Add: Depreciation and amortization in COR	22,966	74,873
Add: Overhead costs in COR (rent, software support, insurance, travel)	187,815	204,975
Less: Host Incentives and Marketing costs (excl. brand marketing)	71,423	549,383
Less: Host incentives	42,388	47,621
Less: Marketing costs (excl. brand marketing)	29,035	501,761
Contribution profit	$1,138,424	$459,161
Contribution margin	49%	20%

Adjusted EBITDA is a non-GAAP financial measure that represents our net income or loss adjusted for (i) other income and (expense), net; (ii) depreciation and amortization;(iii) finance costs; (iv) any other exceptional nonrecurring expenses.

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

Our adjusted EBITDA loss has reduced to $1.73 million during the three months ended on June 30, 2025, as compared to an adjusted EBITDA loss of $3.26 million during the three months ended on June 30, 2024.

This improvement is a result of broad-based cost reduction and optimization initiatives that reduced our cost of revenue, technology and development costs, sales and marketing costs, and general and administrative costs (as described above) during the three months ended on June 30, 2025, as compared to the same period in 2024.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, Net (Loss) / Income:

	For the Three Months Ended June 30,
	2025	2024
Net (Loss)	$(4,205,313)	$(2,531,579)
Add/ (deduct)
Depreciation and amortization	35,428	113,327
Finance costs	297,551	551,003
Other expense/(income), net	2,219,251	(1,393,992)
Gain on troubled debt restructuring	(72,912)	-
Adjusted EBITDA	$(1,725,995)	$(3,261,241)

Liquidity and Capital Resources

During the three months ended on June 30, 2025, and 2024 respectively, we generated/(used) cash flows from operations of $0.09 million $(1.78) million, respectively, reflecting greater operating cost efficiencies and reduced overhead expenditures in 2025. The Company incurred a net loss of $4.21 million and $2.53 million during the three months ended on June 30, 2025, and 2024, respectively, and the accumulated deficit amounts to $337.38 million and $310.08 million as of June 30, 2025, and 2024, respectively.

As of June 30, 2025, our cash and cash equivalents totaled $0.39 million, consisting of cash on hand, fixed deposits.

Our primary use of cash is to fund our existing operations. If we have sufficient working capital, we will continue to invest in product development and in our technology platform. We expect that our general and administrative expenses will be reduced on an absolute dollar basis due to our efforts to manage cost, use of our cash effectively and improve profitability while managing our research and development programs. As on June 30, 2025, the Company’s cash position was critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date of the Unaudited Condensed Consolidated Financial Statements were issued. The Company underwent various rounds of financing as described in the “Financing Arrangements” section (see Management’s Discussion and Analysis of Financial Condition and Results of Operations of this form 10-Q), which resulted in the payment of certain outstanding indebtedness, the Company will still need to raise additional capital imminently in order to have sufficient capital. The Company believes that current cash and cash equivalents will allow the Company to continue operations through September 30, 2025, assuming that the Company does not make payment towards its currently outstanding indebtedness and future accruals. The Company was advised by its largest investor and director that he would no longer commit to continuing his support to the Company in the event that any liquidity requirements arise in the future.

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

Debentures and Other Borrowings from Financial Institutions

We have obtained loan facilities from various financial institutions during earlier time periods, which remained outstanding as of June 30, 2025.

Issue of Common Stock

The Company’s shareholders authorized, and the Board of Directors approved for a 1-for-100 Reverse Stock Split, which became effective on October 21, 2024.

The Company’s shareholders authorized, and the Board of Directors approved for a 1-for-20 Reverse Stock Split, which became effective on March 21, 2025.

In December 2023, we raised $5,000,000 against issuance of 16,667 shares (1,666,666 prior to Reverse Stock Split)  to Mohan Ananda,  the former Chairman of Board of Directors and our largest shareholder.

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

Bridge Note:

On June 23, 2025, the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued Bridge notes for a total principal amount of $402,000 with an initial issue discount of $42,000. The net proceeds disbursed to the Company were $350,000 after deduction of legal and due diligence fees of $10,000. Additionally, $45,500 (i.e., 13% of net proceeds) is due to the placement agent relating to the issuance of these bridge notes which is directly attributable to the loan raised, thereby bringing the total debt issuance costs to $55,500.

The following table summarizes our cash flows for the periods presented:

	For the Three Month Ended June 30,
Statements of Cash Flows Data:	2025	2024
Net cash generated from/ (used in) provided by operating activities	$89,745	$(1,776,412)
Net cash (used in) / generated from investing activities	(1,061)	317,040
Net cash (used in)/ generated from financing activities	(826,493)	1,561,327
Effect of foreign exchange on cash and cash equivalents.	645	(14,616)
Net decrease in cash and cash equivalents	$(737,809)	$101,955

Operating Activities

Net cash generated from /(used) in operating activities was $0.09 million and $(1.78) million for the three months ended June 30, 2025, and June 30, 2024, respectively. The major drivers contributing to the decrease of $1.87 million during the current three months compared to previous three months included the following:

1.	Decrease in net loss of $1.33 million after adjustments for non-cash items. These adjustments include Depreciation and amortization, fair value changes in financial instruments, interest on redeemable promissory note, gain on troubled debt restructuring, Interest on finance leases, Gain on sale and disposal of assets, net, Gain on sale and disposal of assets held for sale, net, Gain on derecognition of subsidiary, Payable to customers and provision written back, Assets written off, Liquidated damages, Host receivable written off and Unrealized foreign currency exchange loss, net.

2.	Net increase in working capital of $0.54 million was a result of improved working capital management during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Investing Activities

Net cash used in investing activities totaled nominal amount of $1,061 for three months ended on June 30, 2025, as compared to cash generated from investing activities amounting to $0.32 million during the same period in 2024. The increase in cash generated during three months ended on June 30, 2024, is largely attributable to receipt of proceeds from maturity of investment in fixed deposits and proceeds from sale of assets held for sale.

Financing Activities

Net cash (used in)/generated from financing activities totaled $(0.83) million and $1.56 million during the three months ended on June 30, 2025, and June 30, 2024, respectively. The Company received proceeds from the issuance of bridge note amounting to $0.31 million, further the payments include repayment of debt $0.21 million and payment towards finance lease amounting to $0.92 million during the three months ended June 30, 2025 as compared to higher  proceeds from the issuance of redeemable promissory note amounting to $3.00 million, further there are cash outflows towards redeemable promissory note issue expenses amounting to $0.49 million and repayment of Debt amounting to $0.95 million during the three months ended June 30, 2024. As the Company’s cash position decreased, critical payments and debt repayments were not being made in the ordinary course of business.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business.

Below is a table that shows our contractual lease obligations as of June 30, 2025:

	June 30, 2025
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases
2025
2026	$251,986	$2,595,396
2027	352,315	913,347
2028	369,465	-
2029	387,474	-
2030	-	-
Total Lease Payments	$1,361,240	$3,508,743
Less: Imputed Interest	295,842	474,578
Total Lease Liabilities	$1,065,398	$3,034,165

Borrowings

The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a material penalty are not included in the table above.

As at	June 30, 2025
Current
From Others
- Mahindra & Mahindra Financial Services Limited	$420,533
- TATA Motors Finance Limited	1,721,566
- Kotak Mahindra Financial Services Limited	388,252
- Orix Leasing and Financial Services India LTD	32,218
- Clix Finance India Private Limited	67,066
- AON Risk Insurance Services West, Inc	-
$2,629,635

Total maturity for the year ending on June 30, 2026	$2,629,635

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

(A)	Claims filed by customers and third-parties not acknowledged as liability amounted to $4,804,120 and $4,503,122 as at June 30, 2025 and March 31, 2025, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip ; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle ; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company , the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B)	The Company has received various orders and show cause notices from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $9,799,311 (March 31, 2025: $9,514,651). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of June 30, 2025 and March 31, 2025.

(C)	In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $395,772 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

(D)	On November 1, 2024, Gregory Moran, a former employee of Zoomcar India, has filed a case with the Superior Court, Delaware, challenging his termination without a cause or a sufficient notice, claiming $100,000 payment that was agreed to be paid on the 6 month anniversary of the effective date of closing of the SPAC transaction along with a 8% fully diluted equity interest in Zoomcar Holdings, Inc., non-payment of “vacation” valued at approximately $30,000, leave encashment of approximately $42,000, $96,000 entitled to him for severance pay and gratuity as per India’s Payment of Gratuity Act, 1972. Additionally, he has claimed 210,520 stock units already existing, fully vested. The Company filed a motion to dismiss the matter on November 27, 2024. On January 7, 2025, the Company subsequently filed the opening brief in support of the motion to dismiss filed on November 27, 2024. The Company further filed the opening brief in support of the motion to dismiss on 7 January 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025. Oral arguments on Zoomcar’s motion to dismiss were heard on April 29, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion and the next hearing is on August 15, 2025.

(E)	Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2023 tax returns. There are other ongoing audits in various other jurisdictions that are not material to our financial statements. The Company received an order for fiscal year 2015-16 in relation to non-deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $125,442 (March 31, 2025: $125,839). Penalty of $125,442 has been claimed but the proceedings are kept under abeyance until the above order is disposed off. The Company has filed appeals against the above orders before higher authority..

Recent Developments

(A)	On August 5, 2025, the Company received a written notice from the OTCQX U.S. tier of OTC Markets Group (“OTCQX”) stating that the Company’s Global Market Capitalization has remained below the minimum $5 million required under Section 2.1(B) of the OTCQX Rules for U.S. Companies for more than 30 consecutive calendar days and, therefore, the Company no longer satisfies the OTCQX Standards for Continued Qualification. Under those rules, the Company has a 90-calendar-day cure period, expiring on November 3, 2025, to regain compliance by maintaining a Global Market Capitalization of at least $5 million for 10 consecutive trading days.

(B)	On July 29, 2025, the Company notified Grant Thornton Bharat LLP (“GT Bharat”) that it was dismissed as the Company’s independent registered public accounting firm, effective immediately. The decision to dismiss GT Bharat was approved by the Audit Committee of the Company’s Board of Directors. On July 29, 2025, the Audit Committee of the Company’s Board of Directors approved the engagement of Bansal & Co LLP (“Bansal”) as the Company’s new independent registered public accounting firm for the fiscal year ending March 31, 2026, effective immediately.

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

June 2025 Bridge Notes

During the three months ended June 30, 2025, the Company has issued Bridge Notes which are repayable at the principal value along with an interest of 12% p.a. on the maturity date and has been accounted for under ASC 470-10. The Company issued these Bridge Notes at discount and incurred expenses on the issue of these Notes. As per ASC 835, the discount and the expenses incurred on issue of the Bridge Notes have been amortized over the contractual period using the effective interest method. The Bridge Notes liabilities have been presented net off the discount and issue expenses.

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

Warrants

When the Company issues warrants, it evaluates the balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the Unaudited Condensed Consolidated Balance Sheets. In accordance with ASC 815-40, Derivatives and Hedging- Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the Unaudited Condensed Consolidated Balance Sheets at fair value with any changes in its fair value recognized currently in the Unaudited Condensed Consolidated Statements of Operations.

(a) Warrants issued towards the November 2024 and December 2024 offering:

During the year ended March 31, 2025, the Company issued shares of Common Stock, pre-funded, Series A and Series B warrants in the November 2024 and December 2024 offering and as consideration to the placement agents for the issuance. The Common stock and pre-funded warrants were classified as equity in accordance with ASC 815-40. The Series A warrants and Series B warrants were initially classified as derivative financial instruments in accordance with ASC 815-10-15-83.

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

During the three months ended June 30, 2025, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, debt, unsecured convertible note and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

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

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed as of March 31, 2025, in our Annual Report on Form 10-K filed on June 30, 2025, we identified five material weaknesses in our internal control over financial reporting related to:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, we are not currently subject to any material claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory disputes and proceedings (collectively, “Legal Proceedings”) and we are not subject to any pending Legal Proceedings in any of the jurisdictions where we operate other than in India. We have received communications relating to certain legal proceedings, as described in below under the following Risk Factor titles:

A)	“Risk Factors — A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested”;

B)	“Risk-Factor — The founder and former CEO of the Company has initiated a civil complaint against the Company contesting the reasons for his termination and has raised certain other claims with regards to his ownership of the Company and compensation for termination of his employment.”

C)	“Risk Factors — ACM has filed a notice of motion for summary judgement in lieu of complaint against Zoomcar in New York courts for payment of amounts due under the Note pursuant to breach of the terms of a note

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

Litigation with Former Employee

In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar and IOAC challenging his termination, claiming approximately $400,000 in damages, and claiming that 100,000 options to purchase shares of Zoomcar have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar and IOAC from “alienating or dealing” the 100,000 shares, (without giving effect to the reverse splits and the conversion ratio for the business combination), of Zoomcar claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that IOAC be deleted from the array of parties in the suit, inter alia since (i) IOAC is neither a necessary nor a proper party to the suit; (ii) no reliefs have been sought by the former employee from IOAC; and (iii) there is no cause of action against IOAC.

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

Zoomcar believes that the termination of Mr. Moran’s employment for cause was proper in accordance with the terms of his Employment Agreement. Mr. Moran’s case in the District Court was dismissed on account of Mr. Moran’s stated intention to refile the case in Delaware Superior Court. Mr. Moran refiled his lawsuit in the Superior Court of the State of Delaware on November 1, 2024. On November 27, 2024, the Company filed a motion to dismiss certain of the causes of action for failure to state a cause of action, and the briefing on that motion was filed on January 7, 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025. Zoomcar’s oral arguments in its motion to dismiss were heard on April 29, 2025. The Court has requested additional briefing with respect to the Company’s motion to dismiss Mr. Moran’s Wage claim. The additional briefing is due on August 15, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion. Zoomcar believes the allegations are without merit, intends to defend them vigorously and expects to prevail either at the motion stage or at a hearing on the merits.

Litigation with ACM

The Company received two default notices from ACM. The first notice was issued on May 22, 2024 which stated that the Company is in default of the terms of the Unsecured Convertible Note issued to ACM on December 28, 2023, since the Company had entered into an equity line arrangement with White Lion Capital LLC, a variable rate transaction, without the prior consent of ACM. Further, on June 25, 2024, the Company received the second notice of default from ACM stating that the Company has incurred indebtedness in the form of $3,600,000 in principal amount of notes in a transaction involving Aegis Capital Corp. acting as the placement agent, prior to which, the consent of ACM was not obtained. As per the terms of the ACM note, in the event of any default, all accrued but unpaid interest plus liquidated damages and other amounts thereof, shall become immediately due and payable in cash. On November 7, 2024, ACM filed a notice of motion for summary judgement in in lieu of complaint against Zoomcar in New York courts for accelerated payment of $5,997,832.72 due under the ACM note and related legal expenses, pursuant to breach of the terms of the note. ACM alleged that two “Events of Default” (as defined in the Note) had occurred thereby entitling ACM to full and accelerated payment of the Note. The first was a Form 8-K, filed by Zoomcar on May 9, 2024, which allegedly disclosed that on May 6, 2024, Zoomcar had entered into an equity line arrangement and “Variable Rate Transaction” (as defined in the Note) with White Lion Capital LLC (“White Lion”). The second was a Form 8-K, filed by Zoomcar on June 21, 2024, which allegedly disclosed that on June 18, 2024, Zoomcar had incurred a form of debt that was not “Excluded Debt” (as defined in the Note) arising from its placement agent agreement with Aegis Capital Corp. without ACM’s prior consent. The Note generally provides that, upon the occurrence of an Event of Default, all accrued but unpaid interest plus liquidated damages and other amounts thereof shall become immediately due and payable to the Note holder. On January 14, 2025, Zoomcar filed opposition to the Motion. In relevant part, Zoomcar challenged the fact allegations concerning: (i) the first Form 8-K by tendering to the Court evidence confirming that the subject transaction with White Lion in fact had been terminated and the underlying filing of a Form S-1 registration statement contemplated in that transaction was never effectuated; and (ii) the second Form 8-K by tendering to the Court evidence confirming that the subject transaction involved Excluded Debt. The effect of the foregoing is the transactions were excluded from the definitions of Events of Default and extinguished ACM’s alleged entitlement to accelerated payment under the Note. Additional defenses were also presented by Zoomcar to the Motion. On March 28, 2025, New York County Supreme Court Justice granted a summary judgment in favor of ACM in the amount of $5,656,086.72, as well as default interest in the amount of $346,481.00, post-judgment interest at the statutory rate, attorneys’ fees, and costs.  The issue of attorneys’ fees was referred to a special referee to report and recommend on submission from the parties. On April 22, 2025, the Company filed a Notice of Appeal seeking to reverse the March 28, 2025, order granting summary judgment in favor of ACM. On May 9, 2025, the Court reduced the award of attorneys’ fees and costs to $12,000.00. Based on the foregoing, on July 1, 2025, the Clerk of the Court entered two (2) money judgments against the Company for the underlying liability and attorneys’ fees: $5,997,832.72 and $12,000.00. On July 29, 2025, the Company filed Notices of Appeal seeking to reverse both money judgments in favor of ACM. The Company will continue to vigorously prosecute its appeals.

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

The Company has taken necessary financial provisions of $202,999 as recorded in the “Other expense/(income), net” in the Unaudited Condensed Consolidated Financial Statements for the three months ending on June 30, 2025.

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

Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs:

●	We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise funds imminently to finance operations and as a result there is substantial doubt about our ability to continue as a going concern;

●	Our Common Stock is quoted on an OTC Markets Group trading platform, the OTCQX, instead of a national exchange or quotation system. Accordingly, our investors may experience significant volatility in the market price of our Common Stock and have difficulty selling their shares.

●	Because our Common Stock is quoted on the OTCQX and not listed on an exchange, U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because it may be considered a penny stock and thus be subject to the penny stock rules.

●	We are currently out of compliance with OTCQX continued qualification standards due to our market capitalization and may be unable to cure within the prescribed period; if we fail to do so, our securities could be removed from OTCQX, further reducing liquidity and harming our ability to raise capital.

●	Our current business model’s limited operating history and financial results make our future results, prospects, and the risks we may encounter difficult to predict.

●	In addition to our defaults under current indebtedness described elsewhere here, certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations;

●	We require additional capital to support current operations and will require additional capital to support the growth of our business, which may not be available on terms acceptable to us, or at all.

●	Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including the anti-dilution protection in the warrants issued in 2024. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

●	Our operating and financial forecasts are subject to various known and unknown contingencies and factors outside of our control and may not prove accurate, and we may not achieve results consistent with management’s expectations;

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

●	If we do not retain existing Hosts, or attract and maintain new Hosts, or if Hosts fail to provide an adequate supply of high-quality vehicles, our business, financial condition, and results of operations may be negatively impacted;

●	If we fail to retain existing Guests, or attract and maintain new Guests, our business, financial condition, and results of operations may be negatively impacted;

●	If we are unable to introduce new or upgraded platform features that Hosts or Guests recognize as valuable, we may fail to retain and attract such users to our platform and our operating results would be adversely affected;

●	Our success depends upon our ability to maintain favorable customer reviews and ratings, and if our reputation suffers, our business, financial condition and operating results may be adversely affected;

●	Maintaining and enhancing our brand and reputation is critical to our business prospects. While we have taken significant steps to build and improve our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer;

●	Breaches and other types of security incidents of our networks or systems similar to the recent Cybersecurity Incident, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing Hosts and Guests and attract new Hosts and Guests, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects;

●	Our business depends on attracting and retaining capable management, technology development and operating personnel;

●	We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures;

●	We are in the process of remediating identified material weaknesses in our internal controls and if we fail to remediate these weaknesses or if we experience additional material weakness in the future, or otherwise fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies, which may adversely affect investor confidence in the Company and the market price of our stock;

●	Geographic areas in which Zoomcar operates and plans to operate in the future have been and may continue to be subject to political and economic instability;

●	We may incur liability for the activities of Hosts or Guests which could harm our reputation, increase our operating costs, and adversely affect our business, financial condition, and operating results.;

●	Our business operations may result in losses for which we are not insured;

●	Members of our management team have limited or no prior experience managing a public company;

●	As a public company, we have incurred and expect to continue to incur increased expenses associated with the costs of being a public company.
●	We are the subject of litigation and may not have the ability or the cash to successfully defend such litigation that has been and may in the future be brought against us;
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

We have a history of operating losses and expect to continue incurring operating losses in the foreseeable future as we continue to develop our current business model and enhance our platform offerings. We also have indebtedness that is in default in excess of our current capital resources (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q for the three months ended June 30, 2025). On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 1,267,728 shares of Common Stock (which takes into account an adjustment following the Company’s Share Combination Event that was effective on October 22, 2024, but not reflecting the Reverse Stock Splits) (the “June Warrants”) for gross proceeds of $3,000,000.

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

Further, on December 24, 2024, the Company held the First Closing of this Offering for gross proceeds of $5,484,843 (including $50,000 of which was provided by the Company’s former Chief Executive Officer i.e., Hiroshi Nishijima and $300,000 of which was provided by a consultant to the Company) (before deduction of fees to the placement agent and other offering expenses payable by the Company). The Placement Agent in this Offering acted as exclusive placement agent at the First Closing. At the First Closing, the Company issued an aggregate of (i) 3,095,925 shares of Common Stock, which does not reflect the Second Reverse Split (ii) Pre-Funded Warrants issued to certain of the investors, at their option, exercisable for an aggregate of up to 420,000 shares of Common Stock, which does not reflect the Second Reverse Split, to the extent that the issuance of shares of Common Stock would cause such Investors to beneficially own more than 4.99% or 9.99% of the shares of Common Stock outstanding. Also issued along with the shares of Common Stock and/or the Pre-Funded Warrants were (x) Series A Warrants to initially purchase up to an aggregate of 8,680,443 shares of Common Stock, which does not reflect the Second Reverse Split, subject to certain adjustments and (y) Series B Warrants to initially purchase no shares of Common Stock, subject to certain adjustments as provided in the Series B Warrants. As a result of the First Closing, the Company received $4,786,963 of cash and cash equivalents after giving effect to offering fees and expenses.

Further, on February 4, 2025, the Company held the Second Closing of this Offering for gross proceeds of $1,437,936 (before deduction of fees to the Placement Agent and other offering expenses payable by the Company). The Placement Agent in this Offering acted as exclusive placement agent at the Second Closing. At the Second Closing, the Company issued an aggregate of (i) 1,049,796 shares of Common Stock, which does not reflect the Second Reverse Split (ii) Pre-Funded Warrants issued to certain of the investors, at their option, exercisable for an aggregate of up to 872,000 shares of Common Stock, which does not reflect the Second Reverse Split, to the extent that the issuance of shares of Common Stock would cause such Investors to beneficially own more than 4.99% or 9.99% of the shares of Common Stock outstanding. Also issued along with the shares of Common Stock and/or the Pre-Funded Warrants were (x) Series A Warrants to initially purchase up to an aggregate of 4,804,491 shares of Common Stock, which does not reflect the Second Reverse Split, subject to certain adjustments and (y) Series B Warrants to initially purchase no shares of Common Stock, subject to certain adjustments as provided in the Series B Warrants. As a result of the Second Closing, the Company received $1,249,911 of cash and cash equivalents after giving effect to offering fees and expenses.

On March 31, 2025, the Company further entered into a securities purchase agreement, substantially in the same form as the December 2024 SPA and the January 2025 SPA with certain additional accredited investors in connection with the third closing of the Offering (the “Third Closing”). The Company did not receive any cash proceeds in the Third Closing. The securities were issued to the investors either (i) as consideration for waiving certain rights that such investors may have had in connection with a most favored nations provision included in the transaction documents for a prior financing of Zoomcar, Inc. or (ii) to settle outstanding amounts owed by the Company to its Placement Agent and the Legal Counsels. Pursuant to the terms and conditions of the Securities Purchase Agreement, the Company issued to such investors an aggregate of $15,639,099 of securities consisting of 501,318 shares of common stock of the Company, par value $0.0001 per share (the Common Stock). The Company along with the Common Stock issued (i) Series A Warrants to purchase up to an aggregate of 6,706,192 shares of Common Stock at an exercise price of $6.24 per share, which takes into account a “share combination event” adjustment effective following the issuance of such warrants as a result of the Reverse Split (the “Series A Warrants”) and (ii) Series B Warrants to purchase initially no shares of Common Stock and then up to a maximum of 2,004,955 shares of Common Stock subject to certain adjustments, at an initial exercise price of $0.002.

On June 24, 2025, the Company issued a bridge note to certain investors totaling $402,000 at a discount of $42,000. The note is repayable in five monthly installments beginning November 30, 2025, and maturing on March 31, 2026, with interest accruing at 12% per annum on the outstanding principal. The Company received net proceeds of $350,000 after adjusting issuance cost of $10,000.

We believe that the current cash and cash equivalents will allow us to continue operations through September 30, 2025 assuming do not make any payments on our currently outstanding indebtedness and future accruals, however there can be no assurance that this will be the case. Accordingly, we believe that additional funds will be required to support operations and, in the long term, the growth of our business. Our operations have consumed substantial amounts of cash, and we have incurred operating losses since we began operating in 2013. While our cash consumption has been reduced following our business transition from short-term rental of vehicles owned by or leased to Zoomcar to an online platform for peer-to-peer car sharing, we have consumed significant amounts of cash in effecting such transition in terms of technology and platform innovation, and our cash consumption has varied over time. Our cash needs will depend on numerous factors, including our revenues, upgrade and innovation of our peer-to-peer car sharing platform, customer and market acceptance and use of our platform, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations, continued improvement, upgrading or innovation of our platform, and expand our international outreach. If we are unable to secure such additional financing, it will have a material adverse effect on our business, and we may not be able to meet our obligations or continue as a going concern.

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

On August 5, 2025, we received notice from the OTCQX U.S. tier of OTC Markets Group that our Global Market Capitalization has been below the $5.0 million minimum for more than 30 consecutive calendar days, and that we therefore no longer satisfy OTCQX continued qualification standards. We have a 90-calendar-day cure period, expiring November 3, 2025, during which we must maintain a Global Market Capitalization of at least $5.0 million for 10 consecutive trading days to regain compliance. We may be unable to regain or maintain compliance within the required timeframe, and any removal from OTCQX could further reduce the liquidity and market price of our common stock and negatively affect our access to capital. Efforts to regain compliance could require financing or other corporate actions that may be dilutive or involve other risks.

We may not regain compliance with OTCQX continued qualification standards within the required timeframe, and any removal from OTCQX could materially and adversely affect the liquidity and market price of our common stock and our access to capital.

On August 5, 2025, we received a written notice from the OTCQX U.S. tier of OTC Markets Group stating that our Global Market Capitalization has remained below the minimum $5.0 million required under Section 2.1(B) of the OTCQX Rules for U.S. Companies for more than 30 consecutive calendar days and, as a result, we no longer satisfy the OTCQX standards for continued qualification. Under those rules, we have a 90-calendar-day cure period, expiring on November 3, 2025, to regain compliance by maintaining a Global Market Capitalization of at least $5.0 million for 10 consecutive trading days. There can be no assurance that the Company will regain or thereafter maintain compliance within the cure period, if at all.

If the Company does not regain compliance within the cure period, its securities could be removed from OTCQX and may trade on a less liquid market tier or otherwise experience reduced liquidity. Any such outcome could, among other things: (i) further depress the market price and increase the volatility of our common stock; (ii) limit or preclude the ability of certain brokers to make a market in, or of certain institutional investors to purchase or hold, our securities; (iii) reduce analyst coverage and overall investor interest; (iv) impair our ability to raise additional capital on acceptable terms or at all; and (v) adversely affect the terms of any financing or strategic transactions we may seek.
In an effort to regain or maintain compliance, the Company may consider and pursue one or more corporate or financing actions—such as equity or equity-linked issuances, strategic transactions, or other measures—which could be dilutive to existing stockholders, increase our leverage, or otherwise involve significant costs and risks. Even if the Company regains compliance, it may be unable to sustain it, and any future failure could have the same adverse effects.

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

Further, as a result of the consummation of the Business Combination, our expenses have increased substantially in connection with actions and efforts required to operate as a public company. During the three months ended June 30, 2025, we have incurred expenses in maintaining the listing requirements and complying with statutory filings with SEC along with significant professional and consultancy fee to professionals and we contemplate that we will continue to incur these expenses as long as we remain a public company to fulfill which we will need additional capital.

Moreover, we expect our expenses to increase significantly in connection with our ongoing activities, including the continuing increase in our technological capabilities with respect to IoT, machine learning, and artificial intelligence. We do not currently have sufficient cash resources to operate our business beyond June 2025 (assuming that we do not repay any of our currently outstanding indebtedness) and accordingly, will need to raise capital imminently to continue our operations and to fully execute our business plan. Additionally, circumstances could cause us to consume capital more rapidly than we currently anticipate and if our cash resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities or identify and secure additional sources of capital. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of capital and lending markets and governmental regulations in India. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, will severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. In addition, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders. Additionally, fundraising efforts may divert our management from its day-to-day duties and activities, which may affect our ability to execute on our business plan. If we do not raise substantial additional capital imminently to continue operations in the short term or otherwise when required or in sufficient amounts and on acceptable terms, we may need to:

●	significantly delay, scale back or discontinue certain business initiatives, such as our international expansion;

●	significantly delay key investments in IoT, advanced computer vision, machine learning and related artificial intelligence technology; or

●	significantly delay our consumer brand-building initiatives, thereby delaying our broader expansion.

●	Our future funding requirements, both short-term and long-term, depend on many factors, including but not limited to:

●	our ability to successfully scale our business within the market in which we currently operate, including by increasing the number and quality of Host vehicles and attracting and retaining more Guests to use our platform to meet a broader variety of mobility needs;

●	our ability to successfully expand into additional emerging markets as opportunities to grow our operations become available to us;

●	the pace of technological development in core focus areas such as IoT, computer vision, machine learning, and artificial intelligence;

●	the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in preparing, filing, prosecution, defence and enforcement of any intellectual property rights;

●	the effect of competing technological and market developments; and

●	market acceptance of our platform and the functionality it provides to facilitate peer-to-peer car sharing.

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

We will finance our immediate cash needs (and expect to finance our future cash needs until we become profitable, if ever) through equity offerings, debt financings or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We will require substantial funding to fund our business. In June 2024 we issued warrants that contain an “alternative cashless exercise” provision which gives the warrant holder the right to exchange the warrant on a one-for-one basis for shares of Common Stock at any time that the warrant is exercisable without any cash payment and without regard to the then market price of the Company’s Common Stock or exercise price of the warrant. In addition, the warrants include a provision that resets the warrant exercise price with a proportionate adjustment to the number of shares underlying the warrant in the event of a reverse split of the Company’s Common Stock at any time between the issuance date and the three year anniversary of the issuance date (a “Share Combination Event”). In the event of a Share Combination Event, the exercise price of the warrant will be reset to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price (VWAP) during the period commencing five trading days immediately after the date the Company effects both the reverse stock splits, subject to a floor price of $283.2 prior to receipt of stockholder approval or $56.64 following receipt of stockholder approval (in each case, adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction, the “Floor Price”). The warrants are also subject to full ratchet anti-dilution protection for any issuances of Company securities (other than certain excluded issuances) at a price or effective price (as determined in accordance with the terms of the warrant, the “Dilutive Issuance Price”) that is less than the then current exercise price of the warrants following the issuance date (a “Dilutive Issuance”). In the event of a Dilutive Issuance, the exercise price of the warrants will be reduced to the lower of the Dilutive Issuance Price and the lowest VWAP during the five consecutive trading days commencing after the date of the Dilutive Issuance, in each case, subject to the Floor Price, and there will be a proportionate adjustment to the number of shares underlying the warrant. In connection with the Business Combination, we also issued the Notes to ACM in satisfaction of certain transaction expenses associated with the Business Combination. The Notes contain price based anti-dilution protection on the conversion price of such Notes down to a floor price of $500 per share (considering both reverse stock splits effectuated by the Company) which has already been reached. While the Notes have already converted into the maximum number of shares permissible under the terms of the Notes without receiving stockholder approval, we may seek stockholder approval in the future to allow for the Notes to convert into additional shares. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, anti-dilution provision may be triggered, and the terms of the newly issued securities may include liquidation or other preferences that adversely affect your rights.

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

Since November 2023, we have been in violation of our scheduled monthly installment payment obligations of $215,337 per month on our lease liability with Ayvens Group (f/k/a Leaseplan India Private Limited) (“Leaseplan”). Leaseplan notified us on February 7, 2024, that we are in default of our November 2023 payment. As of the date hereof, we are in default beyond the 30-day extended cure period (as envisaged under the terms of our debt with Leaseplan) of our November 2023 payment and continue to be default of all EMIs thereafter. As a result of such defaults, as of the date hereof, Leaseplan (i) has initiated the process of repossession of all vehicles, and (ii) has invoked the bank guarantee of $120,482 which was a security created by Zoomcar in favor of Leaseplan. Such outcomes may have a material adverse impact on our business, operations or financial condition.  The Company continues to negotiate a deferred payment plan to the restructured debt proposal shared by the Company wherein the debt after certain waivers and discounts, will stand restructured to $4,755,942 and the Company is hopeful that Leaseplan will issue a comfort letter in this regard acknowledging the proposed payment schedule spread across six tranches repayment of the restructured debt. As of the date of this Form 10-Q, the Company has already cleared the first three tranches in accordance with the proposed payment schedule as per the comfort letter, amounting to $2,847,177 (approx.) towards the outstanding debt. The Company is yet to clear the fourth tranche of payment (as per the proposed payment schedule) which was due as of July 31, 2025 and has sought further extension of time to repay the remaining three tranches. The Company awaits a confirmation from LeasePlan on the extension sought, but given the continuing negotiations, and the expected comfort letter, we do not contemplate any immediate legal action against the Company in this regard. If LeasePlan refuses to issue such comfort letter, or we are unable to execute a settlement agreement with respect to the restructured debt, or fail to honor the obligations under any proposals accepted or agreement executed for the subject matter it may, possibly result in inter alia (a) the entire outstanding debt becoming due and payable, and (b) the withdrawal of a conditional waiver of $1.2 million which was given during a prior restructuring and will become immediately due and payable with interest of 1.5% per month.

The Company is in breach of the payment obligation of $408,351 pursuant to the terms of the settlement deed with Orix Leasing and Financial Services Limited (“Orix”). Orix has issued a default notice during May 2024. Thereafter, Orix had initiated mediation proceedings on August 13, 2024, at Delhi HC legal service committee for settlement of outstanding dues. Based on the most recent discussions with Orix, the Company has received an in-principal approval to the settlement terms proposed by the Company on November 7, 2024, from Orix which has agreed to extend the timeline for repayment of the outstanding dues. The terms of the settlement were also presented to the appointed mediator on November 7, 2024, and the final settlement agreement was executed and taken on record at the mediation proceedings on November 20, 2024. As of July 31, 2025, Zoomcar has also made payment of eight tranches amounting to $357,703 (approx.) towards partial settlement of the outstanding debts. If we fail to honor the obligations under the settlement agreement as executed, Orix may pursue debt recovery measures against the Company and further impose a penal interest at the rate of 18 percent per annum. Such an outcome may have a material adverse impact on our business, operations or financial condition.

Further, we are in violation of the final payment obligation of $412,275 on our loan with Mahindra & Mahindra Financial Services Limited (“Mahindra”). As of the date hereof, Mahindra has not formally extended or provided a waiver of such overdue payment. Mahindra may initiate legal action for resolution of the dispute. Such outcomes may have a material adverse impact on our business, operations or financial condition.

Additionally, we are in various stages of discussion on deferment with our other lenders with regards to the scheduled loan payments from November 2023 onwards and extending up to July 2025. However, we have not received any formal notice of default from these other lenders, but such lenders have not formally extended or provided waivers of such overdue payments. While the Company is actively engaging in discussions with its lenders and vendors to restructure the existing indebtedness by means of reductions and deferment of payment timelines, no assurance can be made that the Company will be successful in restructuring these outstanding liabilities.

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

As of August 13, 2025, we have issued and outstanding options to purchase 16 shares of our Common Stock with a weighted average exercise price of $11,460, pre-funded warrants to purchase 4,306,012 shares of Common Stock, warrants to purchase 19,416 shares of Common Stock with an exercise price of $6,000 per share which were assumed by the Company in connection with the Business Combination, 11,500,000 Public Warrants to purchase 5,750 shares of our Common Stock, each Public Warrant exercisable into one two-thousandth of one share of Common Stock at an exercise price of $11,420.00 per full share, warrants to purchase 5,297 shares of Common Stock at a current exercise price of $56.64 per share which were issued to the Placement Agent in June 2024, November Series A Warrants to purchase 996,939 shares of Common Stock at a current exercise price of $16.12, November Series B Warrants to purchase up to 5,865 shares at an exercise price of $0.002 per share, November 2024 Placement Agent warrants to purchase 53,447 shares at a current exercise price of $16.12 per share, November 2024 Placement Agent Series A warrants to purchase 106,893 shares at a current exercise price of $16.12 per share.

As of August 13, 2025, we also have issued and outstanding December 2024 Series A Warrants to purchase 55,631 shares of Common Stock at a current exercise price of $6.24 per share, December Series B Warrants to purchase up to 94,238 shares of Common Stock at a current exercise price of $0.002 per share,

As of August 13, 2025, we also have issued and outstanding February 2025 Series B Warrants to purchase up to 89,744 shares of Common Stock at a current price of $0.002 per share,

As of August 13, 2025, we have also issued and outstanding March 2025 Series A Warrants to purchase 2,544,1343 shares of Common Stock at a current exercise price of $6.24 per share, and March Series B Warrants to purchase up to 591,275 shares of Common Stock at a current exercise price of $0.002 per share,

All Series B Warrants issued in the December Offering, the January/February Offering and the March Offering are exercisable for the maximum number of shares of Common Stock, because on March 18, 2025 the Board determined to fix the “Reset Price” of all of such Series B Warrants down to the “Floor Price” of $6.24 per share. The Company has agreed to deem the “Reset Date” of the Series B Warrants to be effective.

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

We have a history of operating losses and expect to continue incurring operating losses in the foreseeable future as we continue to develop our current business model and enhance our platform offerings. We also have indebtedness that is in default in excess of our current capital resources (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Form 10-Q for the quarter ended June 30, 2025). On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 1,267,728 shares of Common Stock (which takes into account an adjustment following the Company’s Share Combination Event that was effective on October 22, 2024) (the “June Warrants”) for gross proceeds of $3,000,000.

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

Further, on December 24, 2024, the Company held the First Closing of this Offering for gross proceeds of $5,484,843 (including $50,000 of which was provided by the Company’s former Chief Executive Officer i.e., Hiroshi Nishijima and $300,000 of which was provided by a consultant to the Company) (before deduction of fees to the placement agent and other offering expenses payable by the Company). The Placement Agent in this Offering acted as exclusive placement agent at the First Closing. At the First Closing, the Company issued an aggregate of (i) 3,095,925 shares of Common Stock, which does not reflect the Second Reverse Split (ii) Pre-Funded Warrants issued to certain of the investors, at their option, exercisable for an aggregate of up to 420,000 shares of Common Stock, which does not reflect the Second Reverse Split, to the extent that the issuance of shares of Common Stock would cause such Investors to beneficially own more than 4.99% or 9.99% of the shares of Common Stock outstanding. Also issued along with the shares of Common Stock and/or the Pre-Funded Warrants were (x) Series A Warrants to initially purchase up to an aggregate of 8,680,443 shares of Common Stock, which does not reflect the Second Reverse Split, subject to certain adjustments and (y) Series B Warrants to initially purchase no shares of Common Stock, subject to certain adjustments as provided in the Series B Warrants. As a result of the First Closing, the Company received $4,786,963 of cash and cash equivalents after giving effect to offering fees and expenses.

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

On June 24, 2025, the Company closed two Securities Purchase Agreements (each, a “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“DLL”), and Boot Capital LLC, a Delaware limited liability company (“Boot”) (both investors collectively “June 2025 Noteholders”), respectively, in connection with a private placement offering of convertible bridge notes (each, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $290,240.00 and $111,760.00, respectively. Pursuant to the Purchase Agreements, DLL purchased a Note in the original principal amount of $290,240.00 with an original issue discount of $30,240.00 and net proceeds to the Company of $250,000.00, after fees. Boot purchased a Note in the original principal amount of $111,760.00 with an original issue discount of $11,760.00 and net proceeds to the Company of $100,000.00. Each Note bears interest at a rate of 12% per annum and is due on March 30, 2026. The Notes include scheduled installment repayments, and may be prepaid in full by the Company at a discount to the outstanding balance. The Notes are subject to default interest at a rate of 22% per annum and include customary events of default and covenants.

The Company believes that current cash and cash equivalents will allow the Company to continue operations through September 30, 2025, assuming that the Company makes no payments on its currently outstanding indebtedness and only pays current operating accruals, however there can be no assurance that this will be the case. Even if our current cash position supports operations through September 30, 2025, we cannot assure that this cash will be sufficient in the longer run and we will be required to obtain a further infusion of cash funds to support our operations or address the indebtedness, including through this offering. The Company will still need to seek financing for the purpose of raising additional funds to be able to meet its obligations and so that there will no longer be substantial doubt about its ability to continue as a going concern. However, there is no assurance that the Company will be able to raise any such financing or, even if it does, that it will be sufficient for it to meet its obligations or continue as a going concern.

The Company as on August 13, 2025 has $158,413 of cash and cash equivalents.

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

In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar and IOAC challenging his termination, claiming approximately $400,000 in damages, and claiming that 100,000 options to purchase shares of Zoomcar have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar and IOAC from “alienating or dealing” the 100,000 shares (without giving effect to the reverse splits and the conversion ratio for the business combination) of Zoomcar claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that IOAC be deleted from the array of parties in the suit, inter alia since (i) IOAC is neither a necessary nor a proper party to the suit; (ii) no reliefs have been sought by the former employee from IOAC; and (iii) there is no cause of action against IOAC. However, there can be no assurance that Zoomcar India and Zoomcar will be successful in their efforts to have the matter vacated or IOAC deleted from the parties, and such efforts may be time-consuming, costly and may have reputational and other negative effects on Zoomcar.

The founder and former CEO of the Company has initiated a civil complaint against the Company contesting the reasons for his termination and has raised certain other claims with regards to his ownership of the Company and compensation for termination of his employment.

On September 26, 2024, we received a copy of a complaint filed with the United States District Court for the District of Delaware wherein our founder and former CEO Mr. Moran has challenged the Company’s termination of his employment for cause, effective as of June 18, 2024. Mr. Moran has contested the facts leading up to the grounds on which his termination was based and has also claimed that this alleged wrongful termination has deprived him of his vested right to 8% of the Company’s outstanding equity that he claims was owed to him under his Employment Agreement. He has also claimed that in connection with his termination he is entitled to the payment of certain amounts for unused paid leave during his employment with Zoomcar, along with certain compensation he claims to be owed under the terms of his Employment Agreement, “Owed Severance” equal to approximately $72,000. In total, Mr. Moran seeks damages of at least $238,000 plus damages associated with the 8% of shares. He also seeks damages under the New York Labor Law, under which he seeks liquidated damages equal to 100% of any unpaid wages. He claims that all of the above constitute wages under New York Labor Law.

Zoomcar believes that the termination of Mr. Moran’s employment for cause was proper in accordance with the terms of his Employment Agreement. Mr. Moran’s case in the District Court was dismissed on account of Mr. Moran’s stated intention to refile the case in Delaware Superior Court. Mr. Moran refiled his lawsuit in the Superior Court of the State of Delaware on November 1, 2024. On November 27, 2024, the Company filed a motion to dismiss certain of the causes of action for failure to state a cause of action, and the briefing on that motion was filed on January 7, 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025.Zoomcar’s oral arguments in its motion to dismiss  were heard on April 29, 2025. The Court has requested additional briefing with respect to the Company’s motion to dismiss Mr. Moran’s Wage claim. The additional briefing is due on August 15, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion. Zoomcar believes the allegations are without merit, intends to defend them vigorously and expects to prevail either at the motion stage or at a hearing on the merits. However, there can be no assurance that the Company will be successful in defending these claims in its entirety and such efforts may be time-consuming, costly and may have reputational and other negative effects on Zoomcar.

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

As such, on January 14, 2025, Zoomcar filed opposition to the Motion.  In relevant part, Zoomcar challenged the fact allegations concerning: (i) the first Form 8-K by tendering to the Court evidence confirming that the subject transaction with White Lion in fact had been terminated and the underlying filing of a Form S-1 registration statement contemplated in that transaction was never effectuated; and (ii) the second Form 8-K by tendering to the Court evidence confirming that the subject transaction involved Excluded Debt.  The effect of the foregoing is the transactions were excluded from the definitions of Events of Default and extinguished ACM’s alleged entitlement to accelerated payment under the Note.  Additional defenses were also presented by Zoomcar to the Motion. On March 28, 2025, New York County Supreme Court Justice granted a summary judgment in favor of ACM in the amount of $5,656,086.72, as well as default interest in the amount of $346,481.00, post-judgment interest at the statutory rate, attorneys’ fees, and costs.  The issue of attorneys’ fees was referred to a special referee to report and recommend on submission from the parties.  On April 22, 2025, the Company filed a Notice of Appeal seeking to reverse the March 28, 2025, order granting summary judgment in favor of ACM.  On May 9, 2025, the Court reduced the award of attorneys’ fees and costs to $12,000.00. Based on the foregoing, on July 1, 2025, the Clerk of the Court  entered two (2) money judgments against the Company for the underlying liability and attorneys’ fees: $5,997,832.72 and $12,000.00.  On July 29, 2025, the Company filed Notices of Appeal seeking to reverse both money judgments in favor of ACM.  The Company will continue to vigorously prosecute its appeals.

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

Factors such as inflation, increased labor and employee benefit costs, and increased technology upgrade and updated costs, as well as other inflationary pressure, may increase our operating costs. Many of the factors affecting such costs are beyond our control cause these increased costs may cause us to pass costs on to Hosts and Guests by increasing certain fees paid by them to us, which may cause booking volume to decline, which would harm our business and operating results.

Our operations have grown substantially since our inception, and we expect that they will continue to do so, subject to our financial condition. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.

Since our inception, we have experienced significant growth in the scale of our operations. This expansion increases the complexity of our business and places significant strains on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, increase our costs, and negatively affect the results of our operations. Our business is becoming increasingly complex, and this complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management.

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

Accordingly, any such unauthorized access to or use of such data and information, or breach of our security measures or those of our third-party service providers, could adversely affect our business, operations, and future prospects. While we have taken steps to mitigate our cyberattack risks and protect the confidential information that we have access to, including but not limited to installation and periodical updates of antivirus software and backup of information on our computer systems, our security measures may be vulnerable to such security breaches. In response to the Cybersecurity Incident, the Company took immediate actions to contain the threat and enhance its security posture. These measures include implementing additional safeguards across the cloud and internal network, increasing system monitoring, and reviewing access controls. The Company is also engaging with third-party cybersecurity consultants to have an external cybersecurity assessment in order to further strengthen its infrastructure and cybersecurity framework.

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

Our information technology systems, internal computer systems, cloud-based computing services, and those of our current and any future third-party service providers are vulnerable to interruption and intrusion. Cyberattacks and other malicious internet-based activity, such as insider threats, computer malware, hacking, and phishing attempts continue to increase. Any cybersecurity incident or material disruption or slowdown of our systems could cause outages or delays in our services, which could harm our brand and adversely affect our operating results. Our failure to implement adequate cybersecurity protections could subject us to claims for any breach of security, particularly if it results in disclosure of information relating to our Hosts or Guests. If changes in technology cause our systems to become obsolete, or if our systems are inadequate to facilitate our growth, we could lose Hosts or Guests, and our business and operating results could be adversely affected. From time to time, and especially in 2025, we have experienced security incidents or attempted attacks, and in some instances, individuals have had their personal information compromised. We conduct investigations when we become aware of such incidents and/or attempted attacks (although our investigations may not be able to determine the method of attack) and may notify affected persons, as necessary. In addition to traditional computer “hackers” employing malicious code (such as viruses, worms, and ransomware) to breach our systems and platform, we are susceptible to and monitor for social engineering, cyber extortion, and personnel theft or misuse.

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

Our current business model consists of a peer-to-peer car-sharing platform which facilitates sharing of vehicles between Hosts and Guests. In this context, we are a facilitator of vehicle bookings but disclaim legal responsibility for cars owned by Hosts and for actions by Hosts and Guests on our platform and during bookings. Our platform terms and conditions, inform the Hosts and Guests that booking, sharing, and using cars through the platform is undertaken at their own risk; the lease agreement entered into between Hosts and Guests prior to each booking that occurs in India also disclaims our responsibility for Host and Guest property and for other damages incurred in relation to bookings. We also include in our platform terms and conditions a limit on our overall liability equal to the greater of the booking value of each trip and $120. However, we cannot be certain of the extent to which such disclaimers and limitations would be upheld as legally enforceable in every jurisdiction or circumstance. We regularly receive communication from Hosts (and from time to time, Guests) asserting that we are responsible, and requesting reimbursement for damages to vehicles, lost property and other losses. All of our Guests pay a “value added” trip protection fee as part of a booking, however, the amount available to us from Guest trip protection fees is not sufficient to offset the amounts requested to cover the cost of all damages claims, nor do we attempt to offset all such requests to cover vehicle damage. As a result, we often remain at risk of residual claims that we may have to absorb in the absence of third-party insurance. For further information regarding the trip protection fees and related matters, please review information contained in this 10-Q under the heading “Item 1 Legal Proceedings - Other Matters.”

Further, we currently do not carry any insurance to protect against third-party damage claims tied to death, personal injury, Host vehicle damages, or Guest or Host theft or other losses, or third-party property damage. Although Hosts may insure their own vehicles to varying extents and are required to do so by law or opt for trip insurance covers offered by our insurance partner in certain selective locations to, we do not carry out independent verification of Host insurance coverage, nor does Host vehicle insurance coverage, to the extent it exists, insulate us, in full or in part, from all types of damages claims or claims for third-party indemnification associated with damages. We may therefore be subject to claims of significant liability based on any of the foregoing or based on other events or circumstances which occur during a booking or relate in some other manner to our platform or our business. We do not maintain balance sheet reserves to cover costs of defending, disputing, adjudicating, satisfying, or settling any such claims if they are asserted against us and we may not be able to succeed in any such actions, should they materialize and be determined to result in liability to us. While we are currently in the process of identifying adequate and feasible insurance coverage for our business, there can be no guarantee that we will be able to obtain or expand the insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. As our business continues to grow, incidences of such claims may also increase and, unless we obtain insurance coverage for such matters, we may choose or be required to absorb larger parts of such uninsured claims to avoid becoming subject to legal proceedings that could be resolved against us, which could lead to business losses and adversely affect our business, financial conditions and results of operations. Should uninsured losses occur, they could adversely affect our business, results of operations and financial condition. Further, our being subject to claims of liability, we may be subject to negative publicity and incur additional expenses, which could harm our business, financial condition, and operating results.

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

Zoomcar has identified certain material weaknesses in Zoomcar’s internal controls over financial reporting as more particularly described under Item 4 Controls and Procedures described elsewhere in this Quarterly Report on Form 10-Q. These material weaknesses have been recurring from prior reporting periods and remain unresolved as of the date of this filing. Based on the assessment performed as of March 31, 2025, we identified five material weaknesses in our internal control over financial reporting related to:

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

In light of the aforementioned material weaknesses, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cashflows for the periods presented in conformity with GAAP.

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

Relative to India, which is the location of our headquarters, and the market where we currently have the largest number of bookings, we operate as an asset-light peer-to-peer carsharing business based on an interpretation of current legal and regulatory requirements. The operation of our business is informed by a regulatory framework which includes but is not limited to, the India Motor Vehicle Act, 1988 (“MVA”), which informs how we operate and the ways in which we promote our business. However, there can be no assurance that our interpretation of relevant Indian laws and regulations, including the MVA, is complete or correct, or that transportation authorities in India will interpret the MVA or other applicable regulations the same way that we do. In the event that the MVA or other applicable laws and regulations are interpreted in a manner unfavorable to us, we could become the subject of investigations and could potentially face fines, duties, judgments or other negative consequences, which could materially adversely affect our business and results of operations. Additionally, as our business continues to grow and evolve, laws and regulations will be amended to address the evolution of our business, resulting in new and unpredictable legal and regulatory obligations in emerging markets. It may be difficult for us to comply with the new laws and regulations that will be developed to address changes in our industry and business, and we cannot guarantee that we will be able to comply with such new laws and regulations. If our current or future business models are determined to be noncompliant with the national, regional, and local laws and regulations, we may be required to make costly adjustments to our business model, which could result in negative consequences, many of which may be outside of our control and impossible to predict.

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

In addition, the cities/states in which we have business operations may in the future enact new laws and regulations relating to emissions and other environmental matters associated with peer-to-peer car sharing operations, the peer-to-peer car sharing industry generally, and the operation of our business. The interpretation and enforcement of such laws may involve significant uncertainties. New laws and regulations that affect our existing and proposed future businesses may also be applied retroactively in ways that we cannot predict with certainty.

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

Our business operations are governed by various labor laws, regulations, and government policies in multiple jurisdictions. The requirements for labor law compliance may change from time to time in each jurisdiction. We may be unable to comply with all these requirements in time, or at all, or we may need to incur substantial costs to be compliant, which may adversely affect our business operations and financial condition.

In India, provisions were released between 2019 and 2021 relating to the contribution of provident fund, employee state insurance, and professional taxes by employers for the certain employees. Any delay or failure to make such contribution may result in penalties, interests, notices, or other administrative actions by the relevant local authorities in India. As of March 31, 2025, Zoomcar India has incurred a penalty of less than $35, 999/- (based on the foreign exchange rates as of March 31, 2025) for failure to make timely contribution, which Zoomcar India plans to remit, with associated interest due, as instructed by the relevant local authority. This outstanding penalty and interest will continue to accrue unless paid in full, which could adversely affect our business, financial conditions and results of operations.

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

We believe our future success depends upon our ability to attract and retain highly competent personnel. Our employees are at-will and not subject to employment contracts. We could potentially lose the services of any of our senior management personnel at any time due to a variety of factors that could include, without limitation, death, incapacity, personal issues, retirement, resignation or competing employers. Our ability to execute current plans could be adversely affected by such a loss. We may fail to attract and retain qualified technical, sales, marketing and managerial personnel required to continue to operate our business successfully. Personnel with the expertise necessary for our business are scarce and competition for personnel with proper skills is intense.

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

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of listing requirements of OTC Markets Group and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, the management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

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

We have and expect to continue to face a significant increase in insurance, legal, auditing, accounting, administrative and other costs, and expenses as a public company that we did not currently incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 of that Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”), the SEC and OTCQX, impose additional reporting and other obligations on public companies. Compliance with public company requirements has and will continue to increase our costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that we have not done previously. For example, we recently created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified ( for example, if our independent registered accounting firm identifies a material weakness or significant deficiency in the information technology general controls for information systems that are relevant to the preparation of the Company’s consolidated financial statements), we could incur additional costs to remediate those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Being a public company has and may in the future make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance. We may ultimately be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage in the future. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

We are in default of a majority of our indebtedness of $25.50 million as of June 30, 2025 as more fully described under the Unaudited Condensed Consolidated Financial Statements, which has had and will continue to have an adverse effect on our financial condition, our ability to raise additional capital to fund our operations, and our ability to operate our business. Further, in the future, we may continue to incur a material amount of indebtedness. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:

●	impairing our ability to generate cash sufficient to pay interest or principal, including periodic principal payments;

●	increasing our vulnerability to general adverse economic and industry conditions;

●	requiring the dedication of a portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures, dividends to stockholders or to pursue future business opportunities;

●	requiring us to sell debt or equity securities, possibly on unfavorable terms, to meet payment obligations;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

●	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

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

The historical financial information included in this Quarterly Report on Form 10-Qfrom Zoomcar’s operation as a private company prior to the Business Combination does not necessarily reflect the results of operations and financial position we would have achieved as a publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

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

We also face additional costs and demands on management’s time associated with being a publicly traded company, including costs and demands related to corporate governance, investor and public relations and public reporting. Stockholder activism, the current political and social environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which Zoomcar operates its business in ways we cannot currently anticipate. For additional information about our past financial performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Unaudited Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

The market price of our Common Stock has fluctuated widely since the closing of our Business Combination. During the period from January 1, 2024 to April 30, 2025, the trading price of our Common Stock has fluctuated from an intra-day high of $15,220 on January 12, 2024, to an intra-day low of $0.47 on July 16, 2025.

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

In addition, the trading price and trading volume of our Common Stock has very recently and at certain other times in the past exhibited, and may continue to exhibit, extreme volatility, including within a single trading day. Such volatility could cause purchasers of our Common Stock to incur substantial losses.. With respect to certain instances of trading volatility, we are not aware of any material changes in our financial condition or results of operations that would explain such price volatility or trading volume, which we believe reflect market and trading dynamics unrelated to our operating business or prospects and outside of our control. We are thus unable to predict when such instances of trading volatility will occur or how long such dynamics may last. Under these circumstances, we would caution you against investing in our Common Stock unless you are prepared to incur the risk of incurring substantial losses.

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

As of August 13, 2025 we have a total of 6,374,874 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan and (ii) assuming no exercise of the outstanding options and warrants. All shares currently held by public stockholders and all of the shares issued in the Business Combination to former Zoomcar Stockholders are freely tradable without registration under the Securities Act (except for the Common Stock that are the subject of resale registration statement pending effectiveness or filing ), and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including our directors, executive officers and other affiliates.

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

In addition, the shares of Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. As of August 13, 2025, a total of 486,754 shares of Common Stock have been reserved for future issuance under the Incentive Plan.

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

Thereafter, the company filed another S-8 for the registration of an additional 5,008,017 shares of our Common Stock, consisting of (i) 369,311 shares of our Common Stock that our shareholders approved at a special meeting of stockholders held on February 18, 2025 and (ii) 4,638,706 shares of our Common Stock that our board of directors (the “Board”) approved on July 7, 2025.

The Company, thereafter on August 04, 2025, issued a total of 4,525,000 RSUs to its employees and directors in accordance with the Incentive Plan and adjusted a cancellation of 2077 RSUs owing to employee exits till August 11, 2025.

This Registration Statement also registered the 1,000,000 shares of Common Stock issuable to Deepankar Tiwari, to induce the employee to accept employment as the Company’s Chief Executive Officer pursuant to a consulting agreement between the Company and Mr. Tiwari dated May 9, 2025. The inducement award was approved by the Board of Directors. The inducement award was granted outside of the Incentive Plan.

Accordingly, shares registered under such a registration statement will be available for sale in the open market upon the effectiveness of the registration statement.

In the future, we may also issue our securities to raise capital or in connection with investments or acquisitions. We may also issue additional securities upon adjustments included in our existing securities. For example, on June 18, 2024, we closed a private placement transaction of notes and warrants for $3 million of gross proceeds, on November 7, 2024, we closed a private placement transaction of shares and warrants for $9.15 million of gross proceeds, on December 24, 2024, we consummated the First Closing of that December 2024 offering in which we issued shares and warrants for $5,484,843 of gross proceeds, and on and January 31, 2025, we consummated the Second Closing of the December 2024 Offering in which we issued shares and warrants for $1.44 million. On March 31, 2025, we consummated the Third Closing of the December 2024 Offering wherein the Company issued securities for an aggregate of $15,639,099 without receiving any cash or cash equivalents as the securities were issued to investors either (i) as consideration for waiving certain rights that such investors may have had in connection with a most favored nations provision included in the transaction documents for a prior financing of Zoomcar, Inc. or (ii) to settle outstanding amounts owed by the Company to its Placement Agent and the Legal Counsels.

On June 24, 2025, the Company has issued a bridge note to certain investors (1800 Diagonal Lending LLC, and Boot Capital LLC) totaling $402,000 at a discount of $42,000. The note is repayable in five monthly installments beginning November 30, 2025, and maturing on March 31, 2026, with interest accruing at 12% per annum on the outstanding principal. The Company received net proceeds of $350,000 after adjusting issuance cost of $10,000. In the event of an uncured default under either of the Bridge notes, the holder has the right to elect to convert the outstanding amount (includes principal, accrued interest, default interest, and other fees as applicable) into the Company’s Common stock at a conversion price equal to 75% of the lowest trading price of the Company’s Common stock during the fifteen trading days immediately prior to the applicable conversion date.

The amount of shares of Common Stock issued or issuable upon exercise or conversion of securities issued in connection with a capital raise or an investment or acquisition or any such bridge notes could constitute a material portion of the then-outstanding shares of the Common Stock. Any issuance of additional securities in connection with capital raising activities, investments or acquisitions may result in additional dilution to our stockholders.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As of the end of the fiscal quarter ended June 30, 2025, none of the Company’s officers or directors are parties to any 10b5-1 Plan.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Zoomcar Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2024).
3.2	Amended and Restated Bylaws of Zoomcar Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 4, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOMCAR HOLDINGS, INC.

Date: August 14, 2025	By:	/s/ Deepankar Tiwari
	Name:	Deepankar Tiwari
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Sachin Gupta
	Name:	Sachin Gupta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)