Form 10-Q
period 2025-09-30
Zoomcar Holdings, Inc.
filed 2025-11-14
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, 6,902,727 shares of the registrant’s common stock were outstanding.

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

We caution readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, which could cause the actual results to differ materially from the expected results. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q:

●	our ability to maintain the quotation of our common stock on the OTCQB;

●	our ability to execute our anticipated business plans and strategy, or continue as a going concern, particularly in light of our current liquidity and capital resources;

●	our ability to obtain additional capital, which will be necessary to continue our business and operations;

●	our limited operating history under our current business model and history of net losses;

●	our reliance on key technology providers and payment processors facilitating payments to and by our customers;

●	unfavorable interpretations of laws or regulations or changes in applicable laws or regulations;

●	the possibility that we may be adversely affected by other economic, political, business, regulatory, and/or competitive factors;

●	our estimates of future bookings, revenues and capital requirements;

●	the evolution of the markets in which we compete;

●	political instability associated with operating in current and future emerging markets we have entered or may later enter;

●	risks associated with our ability to obtain and maintain adequate insurance to cover risks associated with business operations now or in the future;

●	our ability to adhere to legal requirements with respect to the protection of personal data and privacy laws;

●	cybersecurity risks, data loss and other breaches of our network security and the disclosure of personal information or the infringement upon our intellectual property by unauthorized third parties;

●	risks associated with the performance or reliability of infrastructure upon which we rely, including, but not limited to, internet and cellular phone services;

●	the risk of regulatory or other lawsuits or proceedings relating to our platform or the peer-to-peer car sharing we facilitate;

●	increased compliance risks associated with operating in multiple foreign jurisdictions at once, including regulatory and accounting compliance issues;

●	our ability to manage the risks associated with current defaults of our outstanding indebtedness and other payment obligations to third-parties and breaches or potential breaches of our contractual and other outstanding obligations; and

●	other risks and uncertainties described in this Quarterly Report on Form 10-Q, including those under the section entitled “Risk Factors,” as well as risk factors and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which was filed with the Securities and Exchange Commission on June 30, 2024

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

“Company”, “we”, “us“, “our” and “Zoomcar” means Zoomcar Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries following the Closing

“Incentive Plan” means the Zoomcar Holdings, Inc. 2023 Equity Incentive Plan.

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

“OTCQB Rules” shall mean the rules and standards outlined herein applicable to U.S. companies seeking qualification of their securities for trading on the OTCQB Market.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in USD, except number of shares)

As at	September 30, 2025	March 31, 2025

Assets
Current assets :
Cash and cash equivalents (Refer Note 27- VIE)	$169,357	$1,077,275
Accounts receivable, net of allowance for credit losses	94,357	200,650
Assets held for sale	233,110	267,293
Prepaid expenses	418,376	1,020,170
Balances with government authorities	-	187,458
Other current assets (Refer Note 27- VIE)	227,106	261,200
Total current assets	$1,142,306	$3,014,046
Property and equipment, net of accumulated depreciation $5,944,663 and $6,870,891 respectively	222,403	327,124
Operating lease right-of-use assets	888,705	1,021,898
Intangible assets, net of accumulated amortisation of $12,112 and $10,941 respectively	3,678	5,451
Long term investments (Refer Note 27- VIE)	21,471	25,653
Prepaid expenses	225,291	257,385
Other non-current assets, net of allowance for credit losses	614,580	705,767
Total assets	$3,118,434	$5,357,324

Liabilities and stockholders’ deficit
Current liabilities :
Accounts payable (Refer Note 27- VIE)	$13,805,383	$12,396,147
Accounts payable towards related parties	152,435	152,435
Current maturities of long-term debt	2,387,943	2,851,341
Current portion of operating lease liabilities	310,838	316,756
Finance lease liabilities	2,468,617	3,966,962
Contract liabilities	795,871	471,720
Current portion of pension and other employee obligations (Refer Note 27- VIE)	153,361	152,872
Unsecured notes	509,850	-
Convertible Redeemable note	370,557	-
Unsecured convertible note	6,272,911	6,002,269
Other current liabilities (Refer Note 27- VIE)	2,497,449	3,199,649
Total current liabilities	$29,725,215	$29,510,151
Operating lease liabilities, less current portion	670,459	801,981
Pension and other employee obligations, less current portion	438,370	394,030
Total liabilities	$30,834,044	$30,706,162
Commitments and contingencies (Note 29)
Stockholders’ deficit:
Common stock, $0.0001 par value per share, 250,000,000 shares authorized as of September 30, 2025 and March 31, 2025; 6,902,727 shares and 2,462,418 shares issued and outstanding as of September 30, 2025 and March 31, 2025 respectively	690	246
Additional paid-in capital	309,163,442	305,693,199
Accumulated deficit	(338,173,267)	(333,173,805)
Accumulated other comprehensive income	1,293,525	2,131,522

Total stockholders’ deficit	$(27,715,610)	$(25,348,838)

Total liabilities and stockholders’ deficit	$3,118,434	$5,357,324

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In USD, except number of shares)

	Three months ended September,		Six months ended September,
	2025	2024	2025	2024

Revenue :
Revenues from services	$2,281,111	$2,239,538	$4,581,435	$4,445,940
Other revenues	5,999	7,359	18,428	41,942
Total revenue	$2,287,110	$2,246,897	$4,599,863	$4,487,882
Cost and Expenses
Cost of revenue	1,197,289	1,213,422	2,510,976	2,725,711
Technology and development	730,090	734,920	1,439,421	1,636,701
Sales and marketing	188,560	214,770	365,523	1,017,341
General and administrative	2,151,287	1,656,036	4,025,482	4,054,948
Total costs and expenses	$4,267,226	$3,819,148	$8,341,402	$9,434,701
Loss from operations before income tax	(1,980,116)	(1,572,251)	(3,741,539)	(4,946,819)
Finance costs	471,680	2,160,178	903,813	2,320,963
Gain on troubled debt restructuring	-	(352,447)	(72,912)	(352,447)
Other expense/(income), net	(1,657,647)	(28,007)	427,022	(1,031,781)
Loss before income taxes	$(794,149)	$(3,351,975)	$(4,999,462)	$(5,883,554)
Provision for income taxes	-	-	-	-

Net loss attributable to common stockholders	$(794,149)	$(3,351,975)	$(4,999,462)	$(5,883,554)

Net loss per share *
Basic	$(0.07)	$(88.56)	$(0.49)	$(163.15)
Diluted	$(0.07)	$(88.56)	$(0.49)	$(163.15)
Weighted average shares used in computing loss per share: *
Basic	11,759,019	37,849	10,128,247	36,062
Diluted	11,759,019	37,849	10,128,247	36,062

*	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20, respectively. (Refer Note)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Operations.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In USD, except number of shares)

	Three months ended September,		Six months ended September,
	2025	2024	2025	2024

Net loss	$(794,149)	(3,351,975)	$(4,999,462)	$(5,883,554)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	591,632	15,537	589,448	43,892
Gain/ (Loss) for defined benefit plan	8,222	21,276	(22,471)	(42,235)

Reclassification adjustments:
Amortization of gains on defined benefit plan	(296)	(1,672)	(598)	(3,351)

Other comprehensive loss attributable to common stockholders	$599,558	35,141	$566,379	$(1,694)
Comprehensive loss	$(194,591)	(3,316,834)	$(4,433,083)	$(5,885,248)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Comprehensive Loss

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In USD, except number of shares)

		Zoomcar Holdings, Inc.
	Shares pending issuance Amounts	Shares	Amounts	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total equity (deficit)
Balance as at April 01, 2024	-	63,185,881	6,319	272,057,003	(307,551,501)	1,795,992	(33,692,187)
Retroactive application of First Reverse Stock Split **	-	(62,553,508)	(6,256)	6,256	-	-	-
Retroactive application of Second Reverse Stock Split **	-	(600,213)	(60)	60	-	-	-
Balance as at April 01, 2024	-	32,160	3	272,063,319	(307,551,501)	1,795,992	(33,692,187)
Stock based compensation	-	-	-	-	-	-	-
Issue of common stock against Atalaya note	-	6,257	1	2,324,695	-	-	2,324,696
Issue of common stock warrants along with redeemable promissory notes -	-	-		2,047,925	-		2,047,925
Issue of common stock warrants to placement agents	-	-	-	418,157	-	-	418,157
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	(65,190)	(65,190)
Net loss	-	-	-	-	(2,531,579)	-	(2,531,579)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	28,355	28,355
Balance as at June 30, 2024	-	38,417	4	276,854,096	(310,083,080)	1,759,157	(31,469,823)
Shares pending issuance on conversion of Unsecured promissory note	2,027,840	-	-	-	-	-	2,027,840
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	19,604	19,604
Net loss	-	-	-	-	(3,351,975)	-	(3,351,975)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	15,537	15,537
Balance as at September 30, 2024	2,027,840	38,417	4	276,854,096	(313,435,055)	1,794,298	(32,758,817)

Balance as at April 01, 2025	-	2,462,418	246	305,693,199	(333,173,805)	2,131,522	(25,348,838)
Issue of common stock*	-	6,222,383	622	(584)	-	-	38
Issue of prefunded warrants in exchange of common stock*	-	(2,400,310)	(240)	240	-	-	-
Issue of prefunded warrants *	-	-	-	2,771,457	-	-	2,771,457
Warrants pending issuance in lieu of placement agent fees	-	-	-	14,139	-	-	14,139
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	(30,995)	(30,995)
Net loss	-	-	-	-	(4,205,313)	-	(4,205,313)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	(2,184)	(2,184)
Balance as at June 30, 2025	-	6,284,491	628	308,478,451	(337,379,118)	2,098,343	(26,801,696)
Issue of common stock*	-	118,236	12	(12)	-	-	-
Shares issued under employee stock plans	-	500,000	50	284,950	-	-	285,000
Stock based compensation***	-	-	-	400,053	-	-	400,053
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	7,926	7,926
Net loss	-	-	-	-	(794,149)	-	(794,149)
Translation adjustment on derecognition of subsidiary	-	-	-	-	-	(1,404,376)	(1,404,376)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	591,632	591,632
Balance as at September 30, 2025	-	6,902,727	690	309,163,442	(338,173,267)	1,293,525	(27,715,610)

*	Refer Note 18 for the details of the common stock and warrants issued and exercised during the year.

**	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20, respectively. (Refer Note 3A)

***	Includes cost recorded towards restricted shares granted to CEO and RSU granted to directors/employees of the Company

The accompanying notes are an integral part of these Condensed Consolidated Statements of Stockholders’ Deficit

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	September 30, 2025	September 30, 2024
	(unaudited)
A. Cash flows from operating activities
Net loss	$(4,999,462)	$(5,883,554)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	70,480	215,136
Interest on redeemable promissory note	-	1,467,623
Interest on unsecured loans	73,897	-
Interest on Convertible note	11,056	-
Interest on finance leases	170,271	267,209
Change in fair value of Unsecured Convertible Note	270,642	(970,020)
Other borrowing cost	-	12,719
Gain on sale and disposal of assets, net	-	(1,194)
Gain on sale and disposal of assets held for sale, net	(277)	(2,850)
Gain on derecognition of subsidiary	(1,857,204)	-
Stock based compensation	685,053	-
Assets written off	71,549	93,740
Liabilities written off	(80)	-
Payable to customers and provision written back	(56,767)	(36,130)
Liquidated damages	2,540,537	-
Gain on troubled debt restructuring	(72,912)	(352,447)
Impairment on assets held for sale	24,318	-
Host receivable written off	37,287	153,114
Unrealized foreign currency exchange loss, net	454	539
	$(3,031,158)	$(5,036,115)
Changes in operating assets and liabilities :
Decrease in accounts receivable	101,087	90,105
Decrease in balances with government authorities	185,350	72,603
Decrease in prepaid expenses	630,926	905,930
(Increase)/Decrease in other assets	(40,260)	14,637
Increase in accounts payables	1,463,720	1,758,382
(Decrease)/Increase in other liabilities	(236,881)	5,697
Increase/(Decrease) in pension and other employee obligations	43,441	(190,635)
Decrease in operating lease right of use asset	98,199	146,594
(Decrease) in operating lease liabilities	(98,908)	(140,735)
Increase/(Decrease) in contract liabilities	350,505	(123,031)
Net cash used in operating activities (A)	$(533,980)	$(2,496,568)

B. Cash flows from investing activities
Payment for purchase of property and equipment, including intangible assets and capital advances	(712)	-
Proceeds from sale of property and equipment	-	14,314
Proceeds from sale of asset held for sale	972	6,589
(Investments in) / proceeds from fixed deposits	(620)	363,922
Net cash (used in)/generated from investing activities (B)	$(360)	$384,825

C. Cash flows from financing activities
Proceeds from issue of redeemable promissory notes	-	3,000,000
Payment of redeemable promissory note issue expenses	-	(491,500)
Proceeds from Unsecured notes	532,500	-
Payment of Unsecured notes issuance cost	(53,000)	-
Repayment of Unsecured notes	(43,546)	-
Proceeds from Convertible notes	372,000	-
Payment of Convertible notes issuance cost	(12,500)	-
Principal repayment of debt	(370,005)	(1,249,505)
Principal payment of finance lease obligation	(57,186)	-
Net cash generated from financing activities (C)	$368,263	$1,258,995

Net increase in cash and cash equivalents and restricted cash (A+B+C)	(166,077)	(852,748)
Effect of foreign exchange on cash and cash equivalents.	(833,950)	(29,190)
Cash and cash equivalents and restricted cash
Cash and cash equivalents at the beginning of period	1,077,275	1,496,144
Restricted cash included under other non-current assets at the beginning of period	94,762	-
Cash and cash equivalents derecognized due to derecognition of subsidiary	(2,653)	-
End of period	$169,357	$614,206

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	169,357	614,206
Total cash and cash equivalents and restricted cash shown in Condensed Consolidated Statement of Cash Flows	$169,357	$614,206

Supplemental disclosures of cash flow information
Cash refund for income taxes	-	392
Interest paid on debt	(81,475)	(145,989)

Supplemental disclosures of non-cash investing and financing activities:
Issue of Common stock upon conversion of unsecured convertible Note	-	2,324,696
Issue of warrants to redeemable promissory note holders	-	2,047,925
Conversion of unsecured promissory note into equity (shares pending issuance)	-	2,027,840
Warrants issued to placement agents	-	418,157
Gain on troubled debt restructuring with the lenders	-	115,999
Issue of common stock upon exercise of warrants	629	-
Issue of prefunded warrants in exchange of common stock	240	-
Issue of prefunded warrants in lieu of liquidated damages payable	2,771,457	-
Warrants pending issuance in lieu of placement agent fees	14,139	-

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

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The Condensed Consolidated Financial Statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company incurred a net loss of $794,149 and $4,999,462 during the three months and six months ended September 30, 2025, and cash used in operations was $ 533,980 for the six months ended September 30, 2025. The Company’s accumulated deficit amounts to $338,173,267 (March 2025: $333,173,805). The Company has negative working capital of $28,582,909 as on September 30, 2025. In addition, the Company’s cash position is critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Management is evaluating plans with respect to these adverse financial conditions that caused to express substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to seek funding through additional debt or equity financing arrangements, implement business initiatives to improve customer experience and incremental expense reduction measures or a combination thereof to continue financing its operations. The Company has filed Registration Statement under Form S-1 on May 5, 2025 to raise up to $15 million. No amount has been raised against the same. Currently the Company is working with banker to finalize the engagement letter to raise up to $ 5 million via bridge financing and approximately $20 million by way of uplist raise before the end of the Fiscal year ended March 31, 2026. Further the Company continues to raise money by way of promissory note, convertible promissory note, share and warrant issuance to manage the working capital requirements. Additionally, the company entered into the financing arrangements below:

●	On July 31, 2025 , the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued Bridge notes for a total principal amount of $206,225 with an initial issue discount of $23,725. The net proceeds disbursed to the Company were $175,000 after deduction of legal and due diligence fees of $7,500. Hence, the total debt issuance costs amounts to $7,500. The Bridge notes have a maturity date of May 31, 2025, and bear interest at an annual rate of 12%. The notes include scheduled monthly installment repayments and interest payments starting August 30, 2025 and may be prepaid in part or full, by the Company at a discount to the outstanding balance. The notes are subject to default interest rate of 22% per annum and include customary events of default.

●	On August 19, 2025, the Company closed a Securities Purchase Agreement with Labrys Fund II, L.P. (“Labrys”) in connection for purchase of a promissory note convertible on default. Labrys purchased a note for a principal amount $180,000 with an original issue discount of $18,000 and net proceeds to the Company of $158,500 after adjusting issuance cost of $3,500. The note is repayable in 12 months maturing on August 19, 2026 with interest accruing at 12% per annum on the outstanding principal. This note is subject to a default interest at a rate of 22% per annum and include customary events of default and covenants.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization, Business operation and Going concern (Continued)

●	On August 24, 2025, the Company closed a Securities Purchase Agreement with AES Capital Management, LLC (“AES”) in connection with purchase of convertible redeemable notes. AES purchased for an aggregate principal amount of $75,000 with $NIL initial issue discount and disbursed sum of $71,000 (after deducting legal and due diligence fee of $4,000). The AES Notes are repayable in 12 months from their closing dates with interest accruing at 8% per annum on the outstanding principal. The AES Notes are subject to a default interest at a rate of 22% per annum and include customary events of default and covenants.

●	On August 24, 2025, the Company closed a Securities Purchase Agreement with CFI CAPITAL LLC (“CFI”) in connection with purchase of convertible redeemable notes. CFI purchased a convertible for a principal amount of $150,000 at an original issue discount of $15,000. The note is repayable in 12 months maturing on August 24, 2026 with interest accruing at 6 % per annum on the outstanding principal. The Company received net proceeds of $130,000 after adjusting issuance cost of $5000. This note is subject to a default penalty amounting to increase in the principal amount by 50% and includes customary events of default and covenants.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by US GAAP have been condensed or omitted. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The results of operations for the three and six months ended September 30, 2025, are not necessarily indicative of the results for the fiscal year ending March 31, 2026, or any future interim period.

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

As at September 30, 2025, following are the list of subsidiaries and step-down subsidiaries:

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

g.	Fair value measurement of share-based payments

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

During the six months ended September 30, 2025 and September 30, 2024, the Company derives its revenue principally from the following:

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

Vouchers

During the six months ended September 30, 2025, the Company sold vouchers of certain redemption value that are utilized for payment towards facilitation fees. Vouchers may be sold for less than their redemption value and in such cases, the transaction price is limited to the amount received, unless additional consideration is expected. The sale of such vouchers results in the deferral of revenue equivalent to the amount received on the date of sale. The associated revenue is recognized when the customer utilizes such voucher. On expiry of validity of the voucher, the unutilized portion is recognized as Other operating revenues in the Condensed Consolidated Statements of Operations.

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

Cash and cash equivalents, investments, other receivables, and accounts receivable are potentially subject to credit risk concentration. The Company has not experienced any material losses related to these concentrations during the years presented. No customers accounted for 10% or more of revenue for the six months ended September 30, 2025 and September 30, 2024.

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

The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of US GAAP, which requires compensation cost for grant-date fair value of stock-based awards to be recognized over the requisite service period. The Company includes a forfeiture estimate in the amount of compensation expense being recognized based on the Company’s estimate of equity instruments that will eventually vest. The fair value of stock-based awards, granted or modified, is determined on the grant date at fair value, using appropriate valuation techniques. For the options that vest in a graded vesting manner over the vesting period, the Company has adopted the graded vesting approach for recognition of compensation cost over the vesting period.

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

Unsecured Notes

During the six months ended September 30, 2025, the Company has issued Bridge Notes which are repayable at the principal value along with an interest of 12% p.a. on the maturity date and has been accounted for under ASC 470-10. The Company issued these Bridge Notes at discount and incurred expenses on the issue of these Notes. As per ASC 835, the discount and the expenses incurred on issue of the Bridge Notes have been amortized over the contractual period using the effective interest method. The Bridge Notes liabilities have been presented net off the discount and issue expenses.

Convertible Notes

During the six months ended September 30, 2025, the Company has issued Convertible Notes which are repayable at the principal value along with an interest of 6-12% p.a. on the maturity date or the holder as an option to convert those in variable number of equity shares and the same has been accounted for as a share settled debt under ASC 480-10. The Company issued these Convertible Notes at discount and incurred expenses on the issue of these Convertible Notes. As per ASC 835, the discount and the expenses incurred on issue of the Convertible Notes have been amortized over the contractual period using the effective interest method. The Convertible Notes liabilities have been presented net off the discount and issue expenses.

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

During the six months ended September 30, 2025, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, debt, unsecured convertible note and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

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

In October 2024 and March 2025, the Company effectuated a one-for-hundred and a one-for- twenty reverse stock split, respectively. All share, stock option and warrant information has been retroactively adjusted to reflect these stock splits.

xxxi.	Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation. These changes did not have any effect on net loss, stockholder's equity, the Condensed Consolidated Statements of Operations or the net change in cash and cash equivalents in the Condensed Consolidated Statement of Cashflows.

xxxii.	Recent Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05 which amends ASC 326-202 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. This update does not have any impact on the Company’s Condensed Consolidated Financial Statements.

In September 2025, the FASB issued ASU 2025-06 which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The update clarifies the guidance for accounting for costs related to internal use-software. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. This update does not have any impact on the Company’s Condensed Consolidated Financial Statements.

In September 2025, the FASB issued ASU 2025-07 which refines the scope of the guidance on derivatives in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2025-07 will have on the Company’s Condensed Consolidated Financial Statements.

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

The Company’s shareholders authorized, and the Board of Directors approved for a 1-for-100 Reverse Stock Split (the ” First Reverse Stock Split”), which became effective on October 21, 2024. Any fractional shares that would have otherwise resulted from the First Reverse Stock Split were rounded up to the nearest whole share.

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

Payable against rental dues

On April 22, 2025, the Company entered into a settlement agreement with Siddharth Assets, wherein the lessor has waived a portion of the outstanding liability and penalty accrued thereon. The Company agreed to make settlement in four monthly instalments, starting from April 2025. In the event of default, $1,127 per month for every defaulted installment until realisation of the entire settlement amount shall be paid additionally. During the quarter ended September 2025, the Company has fully paid the balance payable to Siddharth Assets.

The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60. The gain on troubled debt restructuring recorded for the three months and six months ended September 30, 2025 is $Nil and $72,912 respectively ($352,447 for the three months and six months ended September 30, 2024). Basic EPS was increased by $0.01 as a result of these gains during the period ended September 30, 2025.

Accounts Payable

During the year ended March 31, 2025, the Company carried out negotiations with its vendors and as per the revised agreements with the vendors, they have granted a short-term deferral in payments and/or reduction in outstanding liability.

The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60 and the same was recorded as a net gain on troubled debt restructuring in the Consolidated Statements of Operations during the year ended March 31, 2025. As per the terms of the revised contract with one of its vendor, the Company had to pay the remaining liability within a specified period of time otherwise the reduction in liability will be reversed.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4	Cash and cash equivalents

The components of cash and cash equivalents were as follows:

(In USD) As at	September 30, 2025	March 31, 2025

Balances in bank accounts*	$169,357	$1,077,275
Cash and cash equivalents	$169,357	$1,077,275

*	This includes $83,327 collected on behalf of but not yet remitted to the Hosts which are included in accounts payable. Refer note 13.

5	Accounts receivable, net of allowance for credit losses

The components of accounts receivable were as follows:

(In USD) As at	September 30, 2025	March 31, 2025

Accounts receivable	$107,297	$214,083
Allowance for credit losses	(12,940)	(13,433)
Net accounts receivable	$94,357	$200,650

The Company records an allowance for credit losses for amounts owed for completed transactions that may never settle or be collected. For the three months and six months ended September 30, 2025, allowance amounting to $NIL and $NIL respectively was created for expected credit losses respectively (March 31, 2025 :$NIL).

Movement in allowance for expected credit loss

(In USD) As at	September 30, 2025	March 31, 2025

Balance at the beginning of the period	$13,433	$13,774
Foreign currency translation adjustment	(493)	(341)
Closing balance	$12,940	$13,433

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6	Balances with government authorities

The components of balances with government authorities were as follows:

(In USD) As at	September 30, 2025	March 31, 2025
Current
Goods and service tax receivable	$3,616,337	$3,941,649
Less: Impairment*	(3,616,337)	(3,754,191)
	$-	$187,458

*	As of September 30, 2025, the impairment amounts to $3,616,337 ( March 31, 2025 : $3,754,191) for the estimated losses resulting from substantial doubt about the utilization of the tax credits. This allowance for impairment of tax credits was determined by estimating future uses of tax credits against output Goods and Service Tax (“GST”). No impairment allowance has been created for the three months and six months ended September 30, 2025.

7	(a)	Other current assets

The components of other current assets were as follows:

(In USD) As at	September 30, 2025	March 31, 2025

Security deposits	$24,448	$24,997
Franchise tax refund receivable	-	84,490
Advance to employees	19,271	29,730
Advance to suppliers	37,722	5,201
Receivables from car sale	55,766	57,892
Other receivables	89,899	58,890
Other current assets	$227,106	$261,200

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8	Assets held for sale

The components of assets held for sale were as follows:

(In USD) As at	September 30, 2025	March 31, 2025

Vehicles	$233,110	$267,293
Total assets held for sale	$233,110	$267,293

Vehicles represent the vehicles held for sale in the Indian subsidiary, Zoomcar India Private Limited. The gain or loss on sale of these assets is included in (Gain)/Loss on sale of assets held for sale under Other (income)/expense of Condensed Consolidated Statements of Operations. During the three months and six months ended September 30, 2025, total gain of $277 and $277 respectively was recorded against (Gain)/Loss on sale of assets held for sale (loss of $73 and gain of $2,850 for the three months and six months ended September 30, 2024). Further, during the three months and six months ended September 30, 2025, the Company has recorded $24,318 and $24,318 impairment respectively ($NIL and $NIL for the three months and six months ended September 30, 2024).

9	Property and equipment, net

The components of property and equipment were as follows:

(In USD) As at	Estimated useful life	September 30, 2025	March 31, 2025

Vehicles and devices	5 years	$1,410,666	$2,399,282
Computer equipments	2 - 7 years	531,612	551,877
Office equipments	3 - 10 years	221,747	229,481
Furniture and fixtures	10 years	1,657	1,720
Total, at cost		2,165,682	3,182,360
Less: Accumulated depreciation		(1,943,279)	(2,855,236)
		$222,403	$327,124
Right-of-use assets under finance leases:

Vehicles, at cost		$5,565,031	$5,777,170
Accumulated depreciation		(3,868,200)	(4,015,655)
Accumulated impairment		(1,696,831)	(1,761,515)
		$-	$-

Total property and equipment, net		$222,403	$327,124

Depreciation expense for the three months and six months ended September 30, 2025 was $34,248 and $68,865 respectively ( $100,815 and $213,163 for the three months and six months ended September 30, 2024).

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

The components of lease expense were as follows:

(In USD) Period ended	September 30, 2025	March 31, 2025
Interest on finance lease liabilities	$172,380	$550,903
Operating lease cost	167,400	363,435
Short term lease cost	59,847	486,289
Total lease cost	$399,627	$1,400,627

Supplemental cash flow information related to leases was as follows:

(In USD) Period ended	September 30, 2025	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$(83,314)	$(338,626)
Financing cash outflows for finance leases	$(57,768)	$(2,103,219)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10	Leases (Continued)

Supplemental balance sheet information related to leases was as follows:

(In USD) As at	September 30, 2025	March 31, 2025
Operating Leases
Operating lease right-of-use assets	$888,705	$1,021,898

Current operating lease liabilities	$310,838	$316,756
Non-current operating lease liabilities	670,459	801,981
Total operating lease liabilities	$981,297	$1,118,737

Finance Leases

Property and equipment, at cost	$5,565,031	$5,777,170
Accumulated depreciation	(3,868,200)	(4,015,655)
Accumulated impairment	(1,696,831)	(1,761,515)
Property and equipment, net	$-	$-

Current finance lease liabilities	$2,468,617	$3,966,962
Total finance lease liabilities	$2,468,617	$3,966,962

Weighted Average Remaining Lease Term
Operating leases	42 months	48 months
Finance leases	12 months	18 months

Weighted Average Discount Rate
Operating leases	13.00%	13.00%
Finance leases	9.00%	9.00%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.

	Six months ended September 30, 2025		Year ended March 31, 2025
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2026	$162,334	$3,022,159	$337,044	$4,285,354
2027	340,451	-	353,429	-
2028	357,024	-	370,634	-
2029	374,427	-	388,699	-
Total Lease Payments	$1,234,235	$3,022,159	$1,449,806	$4,285,354
Less : Imputed Interest	252,938	553,542	331,069	318,392
Total Lease Liabilities	$981,297	$2,468,617	$1,118,737	$3,966,962

As at September 30, 2025, the Company continues to default on equated monthly installments (EMI) payments owed to Leaseplan India Private Limited (Lender). In adherence to the agreement, the Company has accumulated penal interest at a simple interest rate of 1% per month on the overdue EMIs for first 2 months of default and an additional simple interest of 1.5% per month is levied on the overdue amount as it is continues to be unpaid after 60 days from date of default, amounting to $59,698 and $90,883 for the three and six months ending September 30, 2025 respectively ($80,217 and $131,879 for the three and six months ended September 30, 2024 respectively).

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11	Investments

The components of investments were as follows:

(In USD) As at	September 30, 2025	March 31, 2025
Long term investments
Investments in certificate of deposits*	$21,471	$25,653
	$21,471	$25,653

*	Investments includes certificate of deposits and interest accrued on the same.

12	Other non-current assets

The components of other non-current assets were as follows:

(In USD) As at	September 30, 2025	March 31, 2025

Security deposits	$181,793	$188,723
Deposits with tax authorities	432,787	422,282
Restricted cash*	-	94,762
Other non-current assets	$614,580	$705,767

*	Restricted cash represented amount held as an indemnification escrow fund with the placement agent for all indemnification liabilities and expenses payable by the Company as per the placement agent agreement for a period of 3 years from closing of the November 2024 Offering.

13	Accounts Payable

The components of accounts payable were as follows:

(In USD) As at	September 30, 2025	March 31, 2025

Current
Accounts payable towards related parties	$152,435	$152,435
Accounts Payable towards others	13,805,383	12,396,147
Total accounts payable	$13,957,818	$12,548,582

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14	Debt

The components of long term and short term debt were as follows:

(In USD) As at	Effective interest rates	Original Maturities*	September 30, 2025	March 31, 2025
Current
From NBFCs
- Mahindra & Mahindra Financial Services Limited	-	November 30, 2025	$366,920	$439,415
- TATA Motors Finance Limited	12.40%	May 31, 2027	1,558,355	1,749,415
- Kotak Mahindra Financial Services Limited	1.00%	November 30, 2025	387,362	376,861
- Orix Leasing and Financial Services India LTD	12.00%	December 15, 2025	6,253	58,978
- Clix Finance India Private Limited	0.68%	December 2, 2025	69,053	64,621
- AON Risk Insurance Services West, Inc	8.25%	April 28, 2025	-	162,051

			$2,387,943	$2,851,341
Total maturity for the year ending on September 30, 2026
				$2,387,943

*	Maturities have been stated as per the respective agreements with the financiers. For Tata Motors Finance Limited, due to non-payment of scheduled EMIs, the loan is immediately payable and is classified as current. The debts are not associated with any restrictive covenants.

The Company has recorded an interest expense amounting to $52,421 and $109,151 for the three months and six months ended September 30, 2025 ($85,918 and $162,084 for three months and six months ended September 30, 2024).

As of September 30, 2025, the Company has defaulted on debt obligations owed to various lenders totaling to $981,765 (March 31, 2025 - $820,679). Further, the Company has recorded penal interest expense amounting to $23,998 and $43,698 for the three months and six months ended September 30, 2025 respectively ($46,505 and $87,584 for three months and six months ended September 30, 2024 respectively).

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14A	Unsecured notes

The following is a summary of the Company’s Unsecured notes payable as of September 30, 2025 and March 31, 2025:

(In USD) As at	September 30, 2025	March 31, 2025
Bridge notes	$581,704	$-
Less: Discount and debt issuance cost on issuance, net of amortization	(71,854)	-
Total	$509,850	$-

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

On July 31, 2025, the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued Bridge notes for a total principal amount of $206,225 with an initial issue discount of $23,725. The net proceeds disbursed to the Company were $175,000 after deduction of legal and due diligence fees of $7,500. Hence, the total debt issuance costs amounts to $7,500.

The discount and issuance cost on bridge notes has been amortized over the contractual period using the effective interest method. The unamortized discount and issuance cost have been presented as net of the bridge notes or promissory note liability.

Terms of Bridge notes

The Bridge notes issued in June have a maturity date of March 30, 2026 and those issued in July have a maturity date of May 31, 2025, and bear interest at an annual rate of 12%. The notes include scheduled monthly installment repayments and interest payments starting November 30, 2025 for notes issued in June and August 30, 2025 for notes issued in July and may be prepaid in part or full, by the Company at a discount to the outstanding balance. The notes are subject to default interest rate of 22% per annum and include customary events of default.

In the event of an uncured default under either of the Bridge notes, the holder has the right to elect to convert the outstanding amount (includes principal, accrued interest, default interest, and other fees as applicable) into the Company’s Common stock at a conversion price equal to 75% of the lowest trading price of the Company’s Common stock during the fifteen or ten trading days (as specified in the Note agreement) immediately prior to the applicable conversion date.

The interest on the Unsecured notes was $69,666 and $73,897 for the three months and six months ended September 30, 2025 ($NIL and $NIL for the three months and six months ended September 30, 2024 which has been recognized in the Condensed Consolidated Statements of Operations for their respective periods.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14B	Convertible notes

The following is a summary of the Company’s Convertible Redeemable notes payable as of September 30, 2025 and March 31, 2025:

(In USD) As at	September 30, 2025	March 31, 2025
Convertible Redeemable notes	$226,772	$-
Less: Discount and debt issuance cost on issuance, net of amortization	(21,833)	-

Promissory note	$182,971	$-
Less: Discount and debt issuance cost on issuance, net of amortization	(17,353)	-
Total	$370,557	$-

On August 24, 2025 , the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued convertible redeemable notes for a total principal amount of $225,000 with an initial issue discount of $15,000. The net proceeds disbursed to the Company were $201,000 after deduction of legal and due diligence fees of $9,000. Hence, the total debt issuance costs amounts to $9,000.

On August 19, 2025 , the Company entered into Securities Purchase Agreement with certain institutional accredited investor pursuant to which the Company issued a Promissory Note for a total principal amount of $180,000 with an initial issue discount of $18,000. The net proceeds disbursed to the Company were $158,500 after deduction of legal and due diligence fees of $3,500. Hence, the total debt issuance costs amounts to $3,500.

Terms of Convertible notes

The convertible redeemable notes issued have a maturity date of August 24, 2026 and bear interest at an annual rate ranging from 6 - 8% as specified in the agreement. The Company will pay each interest payment and the outstanding principal due upon this convertible redeemable notes before or on the Maturity Date. These convertible redeemable notes may be prepaid in part or full, by the Company at a discount to the outstanding balance. One of the convertible redeemable note are subject to default interest rate of 22% per annum and include customary events of default and upon default, in the other convertible redeemable note, the then outstanding principal shall be increased by 50%.

The Holders of these convertible redeemable notes is entitled, at its option, at time specified in the agreements, to convert all or any amount of the principal face amount of these convertible redeemable notes then outstanding into shares of the Company’s common stock (the “Common Stock”) at a price (“Conversion Price”) equal to 72% or 72.5% (as specified in the agreement) of the average of the three lowest trading prices of the Common Stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange upon which the Common Stock may be traded in the future (the “Exchange”), for the seven or fifteen prior trading days (as specified in the agreement) including the day upon which a Notice of Conversion is received by the Company.

Terms of Promissory notes

The Promissory notes have a maturity date of August 11, 2026 and bear interest at an annual rate of 12%. The notes include scheduled monthly installment repayments as stipulated in the agreement and may be prepaid in part or full, by the Company at a discount to the outstanding balance.

The Holder shall have the right, on any Trading Day, at any time on or following the earlier of (i) the date that an Event of Default occurs under this Note or (ii) the date that that is one hundred eighty (180) calendar days after the Issue Date, to convert all or any portion of the then outstanding and unpaid Principal Amount and interest (including any Default Interest) into fully paid and nonassessable shares of Common Stock. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Note shall be convertible into shares of Common Stock hereunder as further described in this Note (the “Conversion Price”) shall equal the Market Price (as defined in this Note), subject to adjustment as provided in this Note. “Market Price” shall mean 75% of the lowest closing bid price of the Common Stock on the Principal Market during the fifteen (15) Trading Day period immediately preceding the respective Conversion Date.

The interest on the convertible redeemable notes was $11,056 and $11,056 for the three months and six months ended September 30, 2025 ($NIL and $NIL for the three months and six months ended September 30, 2024 which has been recognized in the Condensed Consolidated Statements of Operations for their respective periods.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15	Unsecured convertible note (‘Atalaya Note’)

The following is a summary of the Company’s Atalaya Note payable for which it elected fair value option as on September 30, 2025 and March 31, 2025:

(In USD) As at	September 30, 2025	March 31, 2025
Atalaya Note	$6,272,911	$6,002,269
Total	$6,272,911	$6,002,269

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

The change in fair value resulted in loss of $136,060 and $270,642 that is recorded for the three months and six months ended September 30, 2025 respectively (loss of $390,218 and gain of $970,020 for the three months and six months ended September 30, 2024) in the Condensed Consolidated Statements of Operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). Also, Refer Note 28.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16	Other current liabilities

The components of other current liabilities were as follows:

(In USD) As at	September 30, 2025	March 31, 2025

Payable to customers	$213,819	$273,591
Statutory dues payable	1,418,859	1,588,047
Capital creditors	5,577	5,790
Employee benefit expenses payable	144,919	274,049
Other liabilities*	714,275	1,058,172
Other current liabilities	$2,497,449	$3,199,649

*	Includes payables related to operating leases and the residual value of vehicles acquired from Leaseplan India Private Limited.

17	Accumulated other comprehensive income/ (loss)

The components of accumulated other comprehensive income/(loss) were as follows:

(In USD) As at	September 30, 2025	March 31, 2025

(Loss)/ Gain on employee benefit
Balance, beginning of period	$(18,186)	$46,101
Recognized during the period, net of taxes amounts to $NIL	(22,471)	(57,663)
Reclassification to net income: Amortization gains	(598)	(6,624)
Balance, end of period	$(41,255)	$(18,186)

Foreign currency translation adjustment
Balance, beginning of period	$2,149,708	$1,749,891
Translation adjustment on derecognition of subsidiary	(1,404,376)	-
Translation adjustments gain recognized during the period, net of taxes amounts to $NIL	589,448	399,817
Balance, end of period	$1,334,780	$2,149,708
Accumulated other comprehensive income	$1,293,525	$2,131,522

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18	Capital Stock and Warrants

During the year ended March 31,2025, the Company executed four equity offerings. These offerings involved the sale of Common Stock, Pre-Funded Warrants, Series A Warrants and a maximum number of Series B Warrants as defined in the respective agreements.

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

As of September 30, 2025, 1,103,832 Series A warrants exercisable at $16.12, 2,549,164 Series A warrants exercisable at $6.24 and 781,100 Series B warrants exercisable at $0.002 remains outstanding. During the six months ended September 30, 2025, 4,654,461 shares were issued on exercise of Series A warrants and 1,469,497 shares on exercise of Series B warrants.

As of September 30, 2025, the Company has issued 1,874,559 Pre-Funded warrants in lieu of liquidation damages payable to some investors. Out of these, 33,458 Pre-Funded warrants has been exercised during the period.

Further, during the six months ended September 30, 2025, the Company has issued 2,400,310 Pre-Funded warrants in exchange of common stock cancelled during the period.

As of September 30, 2025, the Company has 2,640,569 number of restricted shares (1,909,833 as of March 31, 2025) and 4,262,158 number of unrestricted shares (552,585 as on March 31, 2025).

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19	Revenue

The components of revenue, net were as follows:

(In USD)	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Revenue from services
Facilitation revenue (net)	$2,281,111	$2,239,538	$4,581,435	$4,445,940

Other operating revenues	5,999	7,359	18,428	41,942
Total	$2,287,110	$2,246,897	$4,599,863	$4,487,882

	Three months ended September 30,		Six months ended September 30,
Revenue by geographical location	2025	2024	2025	2024
India	$2,287,110	$2,246,844	$4,599,863	$4,470,616
Egypt	-	-	-	13,365
Indonesia	-	53	-	3,901
	$2,287,110	$2,246,897	$4,599,863	$4,487,882

Contract balances

The Company’s contract liabilities for consideration collected prior to satisfying the performance obligations against scheduled trips is $701,156 and $450,355 as at September 30, 2025 and March 31, 2025, respectively.

During the six months ended September 30, 2025, the Company has offered vouchers that results in the deferral of revenue equivalent to amount received on the date of purchase of such vouchers. The accumulated deferred revenue in relation to vouchers issued amounts to $41,318 and $NIL as at September 30, 2025 and March 31, 2025, respectively.

Further, the Company offers loyalty program, Z-Points, that results in the deferral of revenue equivalent to the retail value on the date points are earned. The Company had accumulated deferred revenue amounting to $53,397 and $21,365 as at September 30, 2025 and March 31, 2025, respectively in relation to loyalty program.

The total balance under contract liability as at September 30, 2025 and March 31, 2025 is $795,871 and $471,720, respectively.

Revenue recognized during the three months and six months ended September 30, 2025 which was included in contract liabilities balance at the beginning of the respective period amounts to $48,605 and $181,236 ($453 and $269,829 recognized during the three months and six months ended September 30, 2024).

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20	Finance costs

The components of finance costs were as follows:

(In USD)	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Finance costs -other than related parties
Interest on vehicle loans	$52,421	$85,918	$109,151	$162,084
Interest on finance leases	72,802	131,166	172,380	267,209
Interest on subcontractor liability	22,133	23,072	44,958	46,488
Interest on redeemable promissory notes	-	1,320,861	-	1,467,623
Interest on unsecured notes	69,666	-	73,897	-
Interest on Convertible notes	11,056	-	11,056	-
Change in fair value of Atalaya Note	136,060	390,218	270,642	-
Bank charges	5,761	6,405	9,763	13,605
Other borrowings cost	101,781	202,538	211,966	363,954
Total	$471,680	$2,160,178	$903,813	$2,320,963

21	Other expense/(income), net

The components of other (income)/expense, net were as follows:

(In USD)	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Other expense/(income), net - other than related parties
Interest income	$(2,193)	$(4,483)	$(6,583)	$(14,608)
Change in fair value of Atalaya Note	-	-		(970,020)
Gain on sale of property & equipment	-	637	-	(1,194)
(Gain)/Loss on sale of assets held for sale	(277)	73	(277)	(2,850)
Gain on derecognition of subsidiary (Refer Note 27)	(1,456,024)	-	(1,857,204)	-
Liquidated damages payable to Investors**	-	-	2,540,537	-
Impairment on assets held for sale	24,318	-	24,318	-
Loss on assets written off	29,236	56	71,549	93,740
Payable to customers and provision written back	(18,081)	(8,625)	(56,767)	(35,709)
Gain on recovery of goods and service tax receivable	(195,802)	-	(195,802)	-
Other, net	(38,824)	(15,665)	(92,749)	(101,140)
Total	$(1,657,647)	$(28,007)	$427,022	$(1,031,781)

**	This relates to damages payable to Investors on account of delay in filing of registration statements for securities issued under multiple offerings made during the year.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22	Income taxes

The components of (loss)/gain before income taxes consist of the following:

(In USD)	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024

Domestic	$(3,142,651)	$(2,463,842)	$(6,796,266)	$(2,182,865)
Foreign	2,348,502	(888,133)	1,796,804	(3,700,689)
Loss before income taxes	$(794,149)	$(3,351,975)	$(4,999,462)	$(5,883,554)

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

The Company has computed income tax expense/(benefit) for the three months ended September 30, 2025 and September 30, 2024 by using a forecasted annual effective tax rate and adjust for any discrete items arising during the period. The Company has recorded $NIL tax expense for the given periods. Our effective tax rate was 0.00% for the three months and six months ended September 30, 2025 and September 30, 2024, respectively. The Company has computed a valuation allowance on deferred tax assets for the three months and six months ended September 30, 2025 and hence no deferred tax asset is recognized as September 30, 2025. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended September 30, 2025 and 2024, due to changes in valuation allowance on the deferred tax assets.

The Company has received various orders from Indian tax authorities, for details Refer Note 29.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23	Net loss per share

The components of basic and diluted loss per share were as follows:

(In USD, except loss per share)	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024

Net loss available for common shareholders (A)	$(794,149)	$(3,351,975)	$(4,999,462)	$(5,883,554)
Weighted average outstanding shares of common stock (B) #	11,759,019	37,849	10,128,247	36,062
Common stock and common stock equivalents (C) #	11,759,019	37,849	10,128,247	36,062
Loss per share
Basic (A/B)	$(0.07)	$(88.56)	$(0.49)	$(163.15)
Diluted (A/C)	$(0.07)	$(88.56)	$(0.49)	$(163.15)

Since the Company was in a loss position for the three months and six months ended September 30, 2025 and September 30, 2024, basic loss per share was same as diluted net loss per share for the periods presented. The following potentially dilutive outstanding securities as of September 30, 2025 and September 30, 2024 were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Stock options*	16	204	16	204
Public warrants	11,500,000	11,500,000	11,500,000	11,500,000
Private warrants	19,416	84,922	19,416	59,706
Warrants issued in November 2024 and December 2024 offering (including Second and Third closing of December offering)	3,706,443	-	3,706,443	-
Total	15,225,875	11,585,126	15,225,875	11,559,910

*	In 2012, the Company adopted its 2012 Equity Incentive Plan, under which the Company may grant options and restricted stock to eligible participants. The plan is equity settled. Options are generally granted for a term of ten years. Options have a graded vesting period of up to four years and the expenses are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the awards. The Company cancelled certain outstanding options at the time of Reverse Recapitalization. The remaining 16 fully vested options were assumed by the Company on the Reverse Recapitalization date, exercisable at exercise price ranging from $120 to $300.

#	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20, respectively. (Refer Note 3A)

24	Employee benefit plans (unfunded)

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

Pension and other employee obligations As at	September 30, 2025	March 31, 2025
Current
Gratuity	$77,323	$82,547
Compensated absences	76,038	70,325
	$153,361	$152,872
Non-current
Gratuity	$265,353	$221,961
Compensated absences	171,010	170,062
Other statutory dues	2,007	2,007
	$438,370	$394,030

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24	Employee benefit plans (unfunded) (Continued)

I.	Gratuity

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Changes in projected benefit obligation (PBO)
PBO at the beginning of the year	$347,169	$325,441	$304,509	$352,492
Service cost	19,230	14,971	37,737	34,523
Interest cost	4,646	4,693	9,533	9,976
Actuarial loss	(8,222)	(21,276)	22,471	42,235
Benefits paid	(8,698)	(31,452)	(19,087)	(146,029)
Effect of exchange rate changes	(11,449)	(808)	(12,487)	(1,628)
PBO at the end of the period	$342,676	$291,569	$342,676	$291,569

Accrued pension liability
Current liability	$77,323	$77,170
Non-current liability	265,353	214,399
	$342,676	$291,569

Accumulated benefit obligation	$263,151	$221,574

Net gratuity cost recognized in income statement	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Service cost	$19,230	$14,971	$37,737	$34,523
Interest cost	4,646	4,693	9,533	9,976
Amortization of net actuarial gains	(296)	(1,672)	(598)	(3,351)
Net periodic benefit cost	$23,580	$17,992	$46,672	$41,148

Re-measurement losses in other comprehensive income	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Actuarial Loss	$(8,222)	$(21,276)	$22,471	$42,235
Amortization loss	(296)	(1,672)	(598)	(3,351)
Total	$(7,926)	$(19,604)	$23,069	$45,586

Components of actuarial gain:	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Actuarial loss/(gain) due to demographic assumption changes in defined benefit obligation	$(1,696)	$2,004	$4,879	$1,063
Actuarial loss/(gain) due to financial assumption changes in defined benefit obligation	(1,254)	3,378	6,092	2,701
Actuarial loss due to experience on defined benefit obligation	(5,272)	(26,571)	11,500	38,558
Total	$(8,222)	$(21,189)	$22,471	$42,322

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24	Employee benefit plans (unfunded) (Continued)

The assumptions used in accounting for the gratuity plan are as follows:

	September 30, 2025	September 30, 2024
Discount rate - staff	6.23%	6.78%
Discount rate - independent service provider*	6.54%	6.78%
Attrition rate - staff	42.61%	38.91%
Attrition rate - independent service provider*	82.00%	81.49%
Rate of increase in compensation levels - staff	12.98%	12.63%
Rate of increase in compensation levels - independent service provider*	10.96%	11.49%

*	Independent service provider are contract employees responsible for maintaining the fleet of the Company.

During the quarter ended September 30, 2025 and September 30, 2024, actuarial gain was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments as of September 30, 2025 is as follows:

Year ended March 31,
2026 (October 1, 2025 till March 31, 2026)	$39,460
2027	68,075
2028	44,289
2029	25,805
2030	16,881
Thereafter	148,165
Total	$342,676

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24	Employee benefit plans (unfunded) (Continued)

II.	Compensated absences

The employees are permitted to encash a maximum of 45 days of accumulated leave balance on separation. The Company has provided liability for compensated absences as per an actuarial valuation carried out by an independent actuary as of the Balance Sheet dates. The amount of compensated absences cost is $7,576 and $42,170 for the three months and six months ended September 30, 2025 respectively ( $(45,949) and $(1,358) for the three months and six months ended September 30, 2024).

III.	Defined contribution plan

The Indian subsidiary makes provident fund contributions which are defined contribution plans, for qualifying employees. Under the Schemes, the Indian subsidiary is required to contribute a specified percentage of the payroll costs to fund the benefits. The contributions are made to provident fund in accordance with the fund rules. The interest rate payable to the beneficiaries every year is notified by the Government. The amount of contributions made to provident fund is $54,908 and $113,620 for the three months and six months ended September 30, 2025 respectively ($65,147 and $158,559 for the three months and six months ended September 30, 2024 respectively).

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

On August 4, 2025, the Company granted an additional 4,525,000 RSUs to its employees with a total vesting period of 3 years. The RSUs follow a graded vesting schedule under which 25% of the units will vest after the 6th, 12th, 24th and 36th month following the vesting commencement date.

The following tables summarizes total stock-based compensation expense by function for the three and six months ended September 30, 2025 and September 30, 2024:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Cost of revenue	$34,816	$-	$-	$-
Technology expenses	66,052	-	-	-
Marketing expenses	22,777	-	-	-
General and administrative expenses	170,825	-	-	-
Total stock-based compensation expense	294,470	-	-	-

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

25	Stock-based compensation expense (Continued)

The fair value of options granted is estimated on the date of grant using the Black-Scholes- option-pricing model using the weighted average assumptions. The assumptions used in the valuation are as follows:

	September 30, 2025	September 30, 2024
Dividend yield	0.00%	-
Expected volatility	60.00%	-
Risk-free interest rate	3.68 - 4.16%	-
Exercise price	-	-
Expected life (in years)	0.5 - 3	-
Stock price	0.501	-
Attrition rate	15%	-

The movement in number of stock-based options outstanding and their related weighted average exercise price for the 2023 Plan are as follows:

	Six months ended September 30,		Six months ended September 30,
	2025		2024
	No. of options	Weighted average exercise price	No. of options	Weighted average exercise price
Outstanding at the beginning of the year	17,950	$-	-	$-
Add: Granted during the year	4,525,000	-	-	-
Less: Cancelled during the year	(2,044)	-	-	-
Outstanding at the end of the period	4,540,906		-

Exercisable at the end of the period	15,906	-	-	-
Unvested at the end of the period	4,525,000	-	-	-

The compensation cost of non-vested awards not yet recognized as of September 30, 2025, is $1,972,555 (September 30,2024 : NIL). The weighted average period over which stock-based compensation expenses of non-vested awards not yet recognized is expected to be recognized is 1.47 years (September 30, 2024 : NIL).

The total intrinsic value at the date of exercise for the options exercised during the six months ended September 30, 2025 is NIL (September 30, 2024 : NIL)

Restricted shares issued to CEO

On May 9, 2025, the Company entered into a consulting agreement with Mr. Deepankar Tiwari to engage him as the Chief Executive Officer (“CEO”) of the Company. As consideration for services rendered, Mr. Tiwari shall be eligible to receive a monthly consultancy fee and restricted shares of the Company. As per the terms of the agreement, 1,000,000 restricted shares were granted, of which 250,000 restricted shares shall vest at the end of each quarter starting June 30, 2025. Such restricted shares granted shall be subject to- i) execution of relevant Restricted Shares award agreement, ii) approval by Board of Directors, and iii) Compliance with applicable securities laws and tax regulations in the relevant jurisdictions, collectively called as ‘conditions for grant’. The Board had approved the restricted shares granted to Mr. Tiwari on July 16, 2025 pursuant to which the Inducement Award Agreement was executed on July 17, 2025 and Form S-8 along with required documents were submitted with relevant regulators on July 18, 2025. Therefore, July 18, 2025 has been taken as the grant date as all the required conditions were satisfied on this date.

The Company has registered 1,000,000 shares of common stock issuable to Mr. Deepankar Tiwari to induce the employee to accept employment as the Company’s CEO and executed inducement award agreement. Such inducement awards granted to the CEO are outside of the 2023 Equity and Incentive Plan.

During the six months ended September 30, 2025, 500,000 restricted shares have been issued to Mr. Tiwari and stock based compensation expense of $390,583 pertaining to these Restricted shares have been recorded in the Statements of Operations.

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

The Company had following transactions with related parties:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Consultancy Charges
Deepankar Tiwari	$434,491	$-	$452,020	$-

The Company has the following outstanding balances with related parties:

As at	30-Sep-25	March 31, 2025

Payable to Director
Mohan Ananda	$152,435	$152,435

Accounts Payable
Uri Levine	$-	$62,176
Deepankar Tiwari	$12,884	$-
	$165,319	$214,611

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

27	Variable Interest Entities

An entity is a VIE if it has any of the following characteristics :

●	The entity does not have enough equity to finance its activities without additional subordinated financial support.

●	The equity holders, as a group, lack the characteristics of a controlling financial interest.

●	The entity is structured with non-substantive voting rights (i.e., an anti-abuse clause).

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

The VIEs have been incorporated in their respective locations to perform the business of providing mobility solutions to consumers and businesses.

The following table summarizes the assets and liabilities related to the Company’s consolidated VIEs:

	September 30, 2025	March 31, 2025
Assets
Cash and cash equivalents	$-	$2,878
Other current assets	$-	$391
Long term Investments	$-	$3,991

Liabilities
Accounts payable	$56,635	$383,355
Current portion of pension and other employee obligations	$-	$80
Other current liabilities	$9,168	$141,164

Nature of investment in the VIEs is as follows:

Name of the VIE	Place of incorporation	Nature of investment	Investor entity
Fleet Mobility Philippines Corporation *	Philippines	Debt	Zoomcar Inc.

These amounts have been eliminated during the process of consolidation.

*	In May 2022, Company had initiated the process of winding-up for Fleet Mobility Philippines Corporation. The assets consolidated for the VIE are not material.

In August 2023, Zoomcar Vietnam Mobility LLC had filed for bankruptcy with the local authorities. This application was admitted by the local authorities and bankruptcy proceedings were ordered to commence on June 4, 2025. In accordance with ASC 810-10-15-10, the Company consolidated the VIE till June 3, 2025 since the Company held a variable interest and continued to be the primary beneficiary. However on June 04, 2025, the Company ceased to be the primary beneficiary and consequently, the Company has derecognized its cost of investment and assets and liabilities of the VIE and recognized a gain upon derecognition of VIE amounting to $401,180 as ‘Gain on derecognition of subsidiary’ under Other expense/(income), net.

On June 3, 2024, Zoomcar Egypt Car Rental LLC had closed down its operations due to decrease in operations and rising economic difficulties. On December 15, 2024, Zoomcar Egypt Car Rental LLC held an extraordinary general meeting to initiate the liquidation process and appoint a liquidator. Subsequently, on August 5, 2025, Zoomcar Egypt Car Rental LLC’s name was deleted from the commercial register.

In accordance with ASC 810-10-15-10, the Company consolidated the VIE till August 4, 2025 since the Company held a variable interest and continued to be the primary beneficiary. However on August 05, 2025, the Company ceased to be the primary beneficiary and consequently, the Company has derecognized its cost of investment and assets and liabilities of the VIE and recognized a gain upon derecognition of VIE amounting to $1,456,024 as ‘Gain on derecognition of subsidiary’ under Other expense/(income), net.

The VIE included in the Condensed Consolidated Financial Statements is separate legal entity and its assets are legally owned by the entity and is not available to the Company’s creditors or creditors of the Company’s other subsidiaries.

Nature of, and changes (if any) in, the risks associated with a reporting entity’s involvement with the VIE

In case of all the entities, the reporting entity is exposed to foreign currency exchange risk of the subsidiaries since the subsidiaries are incorporated in countries other than the country in which the reporting entity has been incorporated.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The carrying value of financial instruments not carried at fair value by categories are as below:
As at	September 30, 2025	March 31, 2025
	Carrying value	Carrying value
Financial assets
Cash and cash equivalents	$169,357	$1,077,275
Accounts receivable	94,357	200,650
Receivable from government authorities	-	187,458
Long term investments	21,471	25,653
Other financial assets	408,899	365,433
Total assets	$694,084	$1,856,469
Financial liabilities
Accounts payable	$13,957,818	$12,548,582
Debt	2,387,943	2,851,341
Unsecured notes	509,850	-
Convertible notes	370,557	-
Other financial liabilities	1,078,590	1,611,602
Total liabilities	$18,304,758	$17,011,525

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$233,110	$-	$233,110	$-
Liabilities:
Atalaya Note	$6,272,911	$-	$-	$6,272,911

	March 31, 2025
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$267,293	$-	$267,293	$-
Liabilities:
Atalaya Note	$6,002,269	$-	$-	$6,002,269

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

28	Financial Instruments - Fair Value Measurements (Continued)

Level 2: The fair value of Assets held for sale not traded in an active market is determined using the quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly considering all the relevant factors of assets.

The Company’s recurring Level 3 financial instruments within the Company’s fair value hierarchy as of September 30, 2025 consist of Company’s unsecured convertible note.

Atalaya Note

On March 28, 2025, a court order was received for settlement of the Atalaya note. As of September 30, 2025, the Company’s fair value measurement of its Atalaya note reflects the carrying amount, as the obligation is immediately payable and no market premium or discount is applicable. This measurement is classified as Level 3 in the fair value hierarchy, with no valuation adjustments made due to the immediacy of settlement.

The changes in the fair value are summarized below:

Unsecured Convertible
Note (‘Atalaya Note’)
Balance as of April 1, 2024	$10,067,601
Shares issued to Atalaya Note holders	(2,324,696)
Change in fair value of unsecured convertible note	(1,360,238)
Balance as of June 30, 2024	$6,382,667
Change in fair value of unsecured convertible note	390,218
Balance as of September 30, 2024	$6,772,885
Balance as of April 1, 2025	6,002,269
Change in fair value of derivative financial instruments	134,582
Balance as of June 30, 2025	$6,136,851
Change in fair value of unsecured convertible note	136,060
Balance as of September 30, 2025	$6,272,911

During the three months and six months ended September 30, 2025 and September 30, 2024 , there were no non-recurring fair value measure of assets or liabilities subsequent to initial recognition.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

29	Commitments and contingencies

Contingencies

(A) Claims filed by customers and third-parties not acknowledged as liability amounted to $4,563,129 and $4,503,122 as at September 30, 2025 and March 31, 2025, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip ; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle ; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company , the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B) The Company has received various orders and show cause notices from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $9,469,331 (March 31, 2025: $9,514,651). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of September 30, 2025 and March 31, 2025.

(C) In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $382,445 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

29	Commitments and contingencies (Continued)

(D) On November 1, 2024, Gregory Moran, a former employee of Zoomcar India, has filed a case with the Superior Court, Delaware, challenging his termination without a cause or a sufficient notice, claiming $100,000 payment that was agreed to be paid on the 6 month anniversary of the effective date of closing of the SPAC transaction along with a 8% fully diluted equity interest in Zoomcar Holdings, Inc., non-payment of “vacation” valued at approximately $30,000, leave encashment of approximately $42,000, $96,000 entitled to him for severance pay and gratuity as per India’s Payment of Gratuity Act, 1972. Additionally, he has claimed 210,520 stock units already existing, fully vested. The Company filed a motion to dismiss the matter on November 27, 2024. On January 7, 2025, the Company subsequently filed the opening brief in support of the motion to dismiss filed on November 27, 2024. The Company further filed the opening brief in support of the motion to dismiss on 7 January 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025. Oral arguments on Zoomcar’s motion to dismiss were heard on April 29, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion in the next hearing held on August 15, 2025. The judgement from the hearing is currently pending with the Court.

(E) Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2023 tax returns. There are other ongoing audits in various other jurisdictions that are not material to our financial statements. The Company received an order for fiscal year 2015-16 in relation to non- deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $121,218 (March 31, 2025: $125,839). Penalty of $125,442 has been claimed but the proceedings are kept under abeyance until the above order is disposed off. The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position as at September 30, 2025 and March 31, 2025, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

(F) On August 2025, the Company received a notice from the legal representatives of certain holders of warrants to purchase Series E Preferred Stock of Zoomcar, Inc. pursuant to the warrant agreement dated May 12, 2021. The warrant holders have raised a dispute regarding the non-delivery of shares following the submission of their respective notices of exercise. The warrant holders are collectively entitled to warrants amounting to $6,217,614. The Company believes that such claims are without merit and is in discussion with the legal representatives to dismiss the same.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

30	Subsequent events

(A) On August 7, 2025, the Company received a notice from OTC Markets Group Inc. (“OTC Markets”) indicating that the Company no longer meets certain eligibility requirements for continued trading on the OTCQX U.S. tier as per the OTCQX Rules for U.S Companies Section 2.1(B) with respect to market capitalization. Following receipt of the notice and after evaluating available alternatives, the Company elected to transition its quotation to the OTCQB tier of OTC Markets Group (“OTCQB”). On November 4, 2025, the Company’s ordinary shares commenced trading on the OTCQB under the ticker symbol “ZCAR.”

(This space has been left intentionally blank)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended September30, 2025 and 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in this Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

As of November 12, 2025, we had 6,902,727 shares of our Common Stock issued and outstanding. Except as otherwise indicated, all share and per share information in this report gives effect to second reverse stock split effected on March 21, 2025 at a ratio of 1-for-20.

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

	For the three months Ended		For the six months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2025	2024	2025	2024
Booking Days	180	147	371	317
Gross Booking Value	$6,226	$6,119	$12,698	$12,349

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

(1)	Refers to calendar quarters (i.e., Q3-22 = July 01 to September 30, 2022).

For the three months ended September 30, 2025, Booking Days on the platform totaled approximately 179,898, compared to 146,832 during the three months ended September 30, 2024.

For the six months ended September 30, 2025, Booking Days on the platform totaled approximately 370,829, compared to 316,957 during the six months ended September 30, 2024.

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

(1)	Refers to calendar quarters (i.e., Q3-22 = July 01 to September 30, 2022).

(2)	Booking Days and GBV for bookings ended, excludes cancelled bookings.

During the three months ended September 30, 2025, Gross Booking Value on the platform totaled approximately $6.23 million, compared to approximately $6.12 million during the three months ended September 30, 2024.

During the six months ended September 30, 2025, Gross Booking Value on the platform totaled approximately $12.70 million, compared to approximately $12.35 million during the six months ended September 30, 2024.

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

Our revenue for the three and six months ended September 30, 2025, and September 30, 2024, consists of revenue from services and other operating revenue.

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

Finance Costs

Finance costs consist primarily of interest on vehicle loans, finance leases, bridge loan , changes in fair value of Atalaya note, and redeemable promissory note. In addition, it also includes Note issue expenses, bank charges, other borrowing costs.

Other (Income) and Expense, Net

Other expense and (income), net consists primarily of interest income, change in fair value of Atalaya note, Loss on assets written off, Liquidated damages to Investors and Gain on derecognition of subsidiary and other expenses.

Gain on troubled debt restructuring

Gain on troubled debt restructuring consists of gains on account of restructuring of loans from lenders and dues from vendors.

Reversal of previously recognized gain on troubled debt restructuring

Reversal of previously recognized gain on troubled debt restructuring includes the reversal of gains on account of restructuring of vendor dues.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended Sep 30,		For the Six Months Ended Sep 30,
	2025	2024	2025	2024
Net revenue	2,287,110	2,246,897	4,599,863	4,487,882
Costs and expenses
Cost of revenue	1,197,289	1,213,422	2,510,976	2,725,711
Technology and development	730,090	734,920	1,439,421	1,636,701
Sales and marketing	188,560	214,770	365,523	1,017,341
General and administrative	2,151,287	1,656,036	4,025,482	4,054,948
Total costs and expenses	4,267,226	3,819,148	8,341,402	9,434,701
Loss from operations	(1,980,116)	(1,572,251)	(3,741,539)	(4,946,819)
Finance costs	471,680	2,160,178	903,813	2,320,963
Gain on troubled debt restructuring	-	(352,447)	(72,912)	(352,447)
Other income, net	(1,657,647)	(28,007)	427,002	(1,031,781
Loss before income taxes	(794,149)	(3,351,975)	(4,999,462)	(5,883,554)
Provision for income taxes	-	-	-	-
Net loss	(794,149)	(3,351,975)	(4,999,462)	(5,883,554)

The following table sets forth our results of operations as a percentage of net revenue:

	For the Three Months Ended Sep 30,		For the Six Months Ended Sep 30,
	2025	2024	2025	2024
Net revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue	52%	54%	55%	61%
Technology and development	32%	33%	31%	36%
Sales and marketing	8%	10%	8%	23%
General and administrative	94%	74%	88%	90%
Total costs and expenses	187%	170%	181%	210%
Loss from operations	-87%	-70%	-81%	-110%
Finance costs	21%	96%	20%	52%
Gain on troubled debt restructuring	0%	-16%	-2%	-8%
Other income, net	-72%	-1%	9%	-23%
Loss before provision for income taxes	-35%	-149%	-109%	-131%
Provision for income taxes	0%	0%	0%	0%
Net loss income	-35%	-149%	-109%	-131%

Net Revenue

Our total net revenue for the three months ended on September 30, 2025, and September 30, 2024, was $2.29 million and $2.25 million, respectively, representing a marginal increase of $0.04 million, or 2%.

Our total net revenue for the six months ended on September 30, 2025, and September 30, 2024, was $4.60 million and $4.49 million, respectively, representing a marginal increase of $0.11 million, or 2%.

Costs and Expenses

Cost of Revenue

	For the Three Months Ended Sep 30,				For the Six Months Ended Sep 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Cost of revenue	1,197,289	1,213,422	(16,133)	-1%	2,510,976	2,725,711	(214,735)	-8%

Cost of revenue was $1.20 million during the three months ended on September 30, 2025, as compared to $1.21 million during the three months ended on September 30, 2024, a decrease of $0.02 million, or 1%.

Cost of revenue was $2.51 million during the six months ended on September 30, 2025, as compared to $2.73 million during the six months ended on September 30, 2024, a decrease of $0.21 million, or 8%. This decrease was driven by overall Company-wide efforts to drive greater operational efficiency. Key drivers of the cost savings include $0.15 million reduction in personnel costs (driven by headcount reductions in India, and discontinuation of operations in Vietnam, Egypt and Indonesia), there were cost savings of $0.10 million on account of depreciation on tracking devices during the six months ended September 30, 2025, as compared to the six months ended September 30, 2024, since majority of the devices were completely depreciated in the previous Fiscal year ending March 31, 2025.

Technology and Development

	For the Three Months Ended Sep 30,				For the Six Months Ended Sep 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Technology and development	730,090	734,920	(4,830)	-1%	1,439,421	1,636,701	(197,280)	-12%

Technology and development expenses totaled $0.73 million during the three months ended on September 30, 2025 and during the three months ended on September 30, 2024 as well.

Technology and development expenses totaled $1.44 million during the six months ended on September 30, 2025, as compared to $1.64 million during the six months ended on September 30, 2024 a decrease of $0.20 million, or 12%. This decrease was driven by employee benefit costs reductions of $0.14 million, and a further reduction of $0.06 million in IT platforms support costs as the Company continues to optimize usage of cloud-based IT services while enabling more in-app features for Guests and Hosts

Sales and Marketing

	For the Three Months Ended Sep 30,				For the Six Months Ended Sep 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Sales and marketing	188,560	214,770	(26,210)	-12%	365,523	1,017,341	(651,818)	-64%

Sales and marketing expense totaled $0.19 million during the three months ended on September 30, 2025, as compared to $0.21 million during the three months ended on September 30, 2024, a decrease of $0.03 million, or 12%, primarily driven by personnel-related costs decreased by $0.04 million due to reductions in headcount.

Sales and marketing expense totaled $0.37 million during the six months ended on September 30, 2025, as compared to $1.02 million during the six months ended on September 30, 2024, a decrease of $0.65 million, or 64%, primarily driven by $0.43 million reduction in performance marketing expenses, Personnel-related costs decreased by $0.14 million due to reductions in headcount and $0.08 million reduction in brand marketing.

General and Administrative

	For the Three Months Ended Sep 30,				For the Six Months Ended Sep 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
General and administrative	2,151,287	1,656,036	495,251	30%	4,025,482	4,054,948	(29,466)	-1%

General and administrative expenses were $2.15 million during the three months ended on September 30, 2025, as compared to $1.66 million during the three months ended on September 30, 2024, an increase of $0.50 million, or 30%. This increase is primarily due to increase in personnel-related costs by $0.17 million and professional charges increased by $0.31 million due to RSU and Stock Inducement to employees and CEO incurred during the three months ended September 30, 2025.

General and administrative expenses were $4.03 million during the six months ended on September 30, 2025, as compared to $4.05 million during the six months ended on September 30, 2024, a decrease of $0.02 million, or 1%. Legal and professional cost increased by $0.29 million due to Stock inducement awarded to CEO during the six months ended September 30, 2025, this increase is offset by reduction of personal-related costs by $0.19 million despite of RSU issuance cost incurred, due to reduction of headcount during the six months ended September 30, 2025and the rent expense is reduced by $0.11 million pertains to rental towards parking site where Assets held for sale was parked due to sale of Assets held for sale and closure of city office rentals.

Finance Costs

	For the Three Months Ended Sep 30,				For the Six Months Ended Sep 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Finance costs	471,680	2,160,178	(1,688,498)	-78%	903,813	2,320,963	(1,417,150)	-61%

Finance costs were $0.47 million during the three months ended on September 30, 2025, as compared to $2.16 million during the three months ended on September 30, 2024, a reduction of $1.69 million, or 78%. There were Non-cash expenses related to change in Interest on redeemable promissory notes amounting to $1.32 million during the three months ended September 30, 2024 as compared to Nil during the three months ended September 30, 2025 due to repayment of the same during November 2024 financing, Interest on vehicle loans and finance lease has reduced by $0.03 million and $0.06 million respectively and also change in the fair value of Atalaya note has been reduced by $0.25 million during the three months ended September 30, 2025, as compared to three months ending September 30, 2024.

Finance costs were $0.90 million during the six months ended on September 30, 2025, as compared to $2.32 million during the six months ended on September 30, 2024, a reduction of $1.42 million, or 61%. There were Non-cash expenses related to change in Interest on redeemable promissory notes amounting to $1.47 million during the six months ended September 30, 2024 as compared to Nil during the six months ended September 30, 2025 due to repayment of the same during November 2024 financing,

Gain on troubled debt restructuring

	For the Three Months Ended Sep 30,				For the Six Months Ended Sep 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Gain on troubled debt restructuring	-	(352,447)	352,447	-100%	(72,912)	(352,447)	279,535	-79%

Gain on troubled debt restructuring during the three months ended on September 30, 2025 was Nil as compared to $0.35 million during the three months ended on September 30, 2024. The gain on troubled debt restructuring was on account of restructuring of vendor and lender dues.

Gain on troubled debt restructuring during the six months ended on September 30, 2025 was $0.07 million was on account of the gain on troubled debt restructuring of operating lease restructurings as compared to $0.35 million on account of gain on troubled debt restructuring was on account of restructuring of vendor and lender dues during the six months ended on September 30,2025. There is a reduction of $0.28 million or 79% of these gains during the six months ending September 30, 2025 as compared to the six months ending September 30, 2024.

Other expense/(income), net

	For the Three Months Ended Sep 30,				For the Six Months Ended Sep 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Other (income) expense, net	(1,657,647)	(28,007)	(1,629,640)	5819%	427,022	(1,031,781)	1,458,803	-141%

Other income was $1.66 million during the three months ended on September 30, 2025, versus other income of $0.03 million during the three months ended on September 30, 2024, an increase in income of $1.63 million or 5819%.This increase in income is due to gain on account of derecognition of subsidiary amounting to $1.46 million during the three months ended September 30, 2025.

Other expenses were $0.43 million during the six months ended on September 30, 2025, versus other income of $1.03 million during the six months ended on September 30, 2024, an increase in expenses of $1.46 million or 141%.This increase in expenses is due to recognition of non-cash expenses towards liquidated damages amounting to $ 2.54 million to the investors of December 2024 First Closing and March 2025 Third Closing due to delay in registering of securities with SEC, expenses towards change in the fair value of Atalaya note is $0.27 million during the six months ended September 30, 2025 recorded under finance cost as compared to gain of $0.97 million during six months ended September 30, 2024.This increase in expenses is offset by gain on account of derecognition of subsidiary amounting to $1.86 million during the six months ended September 30, 2025.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below.

	For the Three Months Ended Sep 30,		For the Six Months Ended Sep30,
	2025	2024	2025	2024
Gross profit	$1,089,821	$1,033,475	$2,088,887	$1,762,171
Gross margin	48%	46%	45%	39%
Contribution profit	1,197,417	1,207,766	2,335,841	1,666,927
Contribution margin	52%	54%	51%	37%
Net (loss) income	(794,149)	(3,351,975)	(4,999,462)	(5,883,554)
Adjusted EBITDA	$(1,260,011)	$(1,470,442)	$(2,986,006)	$(4,731,683)

Contribution Profit (Loss) and Contribution Margin

We define contribution profit (loss) as our gross profit (loss) plus (a) depreciation expense included in cost of revenue, (b) Stock based compensation included in cost of revenue, (c) other general costs included in cost of revenue (rent, software support, insurance, travel); less (i) Host incentive payments and (ii) marketing and promotional expenses (excluding brand marketing).

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

We recorded a contribution profit of $1.20 million during the three months ended on September 30, 2025, versus a contribution profit of $1.21 million during the three months ended on September 30, 2024. Our gross profit improved to $1.09 million during the three months ended on September 30, 2025, versus $1.03 million during the three months ended on September 30, 2024.

We recorded a contribution profit of $2.34 million during the six months ended on September 30, 2025, versus a contribution profit of $1.67 million during the six months ended on September 30, 2024. Our gross profit improved to $2.09 million during the six months ended on September 30, 2025, versus $1.76 million during the six months ended on September 30, 2024, which was driven by reductions in cost of revenue due to the overall improvements in Companywide operational efficiencies accomplished over the past few quarters. In addition, host incentives and marketing costs (excl. brand marketing) were reduced significantly to $0.16 million during the six months ended on September 30, 2025, versus $0.59 million during the same period in 2024, which further contributed to the Company achieving contribution profit as compared to contribution loss in the previous comparable period.

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

The following tables present reconciliations of gross profit/(loss) to contribution profit/(loss) and gross margin to contribution margin for each of the periods indicated:

Contribution Profit/(Loss)

	For the Three Months Ended Sep 30,		For the Six Months Ended Sep 30,
	2025	2024	2025	2024
Net revenue	$2,287,110	$2,246,897	$4,599,863	$4,487,882
Cost of revenue	1,197,289	1,213,422	2,510,976	2,725,711
Gross profit/(loss)	1,089,821	1,033,475	2,088,887	1,762,171
Add: Depreciation and amortization in COR	22,761	74,306	45,727	149,179
Add: Stock-based compensation in COR	34,816	-	34,816	-
Add: Overhead costs in COR (rent, software support, insurance, travel)	139,160	145,346	326,975	350,321
Less: Host Incentives and Marketing costs (excl. brand marketing)	89,141	45,361	160,564	594,744
Less: Host incentives	34,766	30,242	77,155	77,864
Less: Marketing costs (excl. brand marketing)	54,374	15,119	83,410	516,880
Contribution profit/(loss)	$1,197,417	$1,207,766	$2,335,841	$1,666,927
Contribution margin	52%	54%	51%	37%

Adjusted EBITDA is a non-GAAP financial measure that represents our net income or loss adjusted for (i) other income and (expense), net; (ii) depreciation and amortization;(iii) finance costs; (iv) stock based compensation; (v) any other exceptional nonrecurring expenses.

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

Our adjusted EBITDA loss reduced to $1.28 million during the three months ended on September 30, 2025, as compared to an adjusted EBITDA loss of $1.47 million during the three months ended on September 30, 2024.  This improvement is a direct result of broad-based cost reduction and optimization initiatives. These initiatives successfully lowered our cost of revenue, technology and development costs, sales and marketing costs, and general and administrative costs (as detailed in the preceding section). It is also notable that this reduction occurred despite incurring an RSU cost of $0.69 million during the three-month period ended September 30, 2025, compared to $ nil expense during the same period in 2024.

Our adjusted EBITDA loss has reduced to $2.99 million during the six months ended on September 30, 2025, as compared to an adjusted EBITDA loss of $4.73 million during the six months ended on September 30, 2024.This improvement is a direct result of broad-based cost reduction and optimization initiatives. These initiatives successfully lowered our cost of revenue, technology and development costs, sales and marketing costs, and general and administrative costs (as detailed in the preceding section). It is also notable that this reduction occurred despite incurring an RSU cost of $0.69 million during the six-month period ended September 30, 2025, compared to $ nil expenses during the same period in 2024.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, Net (Loss) / Income:

	For the Three Months Ended Sep 30,		For the Six Months Ended Sep 30,
	2025	2024	2025	2024
Net (Loss)/Income	$(794,149)	$(3,351,975)	$(4,999,462)	$(5,883,554)
Add/(deduct)
Stock-based compensation	685,053	-	685,053	-
Depreciation and amortization	35,052	101,809	70,480	215,136
Finance costs	471,680	2,160,178	903,813	2,320,963
Other expense/(income), net	(1,657,647)	(28,007)	427,022	(1,031,781)
Gain on troubled debt restructuring	-	(352,447)	(72,912)	(352,447)
Adjusted EBITDA	(1,260,011)	(1,470,442)	(2,986,006)	(4,731,683)

Liquidity and Capital Resources

During the six months ended on September 30, 2025, and 2024 respectively, we used cash flows from operations of $0.53 million and $ 2.50 million, respectively, reflecting greater operating cost efficiencies and reduced overhead expenditures in 2025. The Company incurred a net loss of $5.00 million and $5.88 million during the six months ended on September 30, 2025, and 2024, respectively, and the accumulated deficit amounts to $338.17 million and $313.44 million as of September 30, 2025, and 2024, respectively.

As of September 30, 2025, our cash and cash equivalents totaled $0.17 million.

Our primary use of cash is to fund our existing operations. If we have sufficient working capital, we will continue to invest in product development and in our technology platform. We expect that our general and administrative expenses will be reduced on an absolute dollar basis due to our efforts to manage cost, use of our cash effectively and improve profitability while managing our research and development programs. As on September 30, 2025, the Company’s cash position was critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Debentures and Other Borrowings from Financial Institutions

We have obtained loan facilities from various financial institutions during earlier time periods, which remained outstanding as of September 30, 2025.

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

Private Placement of Equity

On November 5, 2024, the Company entered into a private placement transaction for gross proceeds of $9.15 million (before deduction of fees to the placement agent and other offering expenses payable by the Company). Aegis Capital Corp. acted as the Exclusive Placement Agent for the private placement. The Company intends to use the net proceeds from the private placement to repay approximately $3.80 million of outstanding indebtedness (including accrued interest).

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

On July 31, 2025 , the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued Bridge notes for a total principal amount of $206,225 with an initial issue discount of $23,725. The net proceeds disbursed to the Company were $175,000 after deduction of legal and due diligence fees of $7,500. Hence, the total debt issuance costs amounts to $7,500.

Issue of Convertible Notes

On August 24, 2025 , the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued convertible redeemable notes for a total principal amount of $225,000 with an initial issue discount of $15,000. The net proceeds disbursed to the Company were $201,000 after deduction of legal and due diligence fees of $9,000. Hence, the total debt issuance costs amounts to $9,000.

On August 11, 2025 , the Company entered into Securities Purchase Agreement with certain institutional accredited investor pursuant to which the Company issued Promissory for a total principal amount of $180,000 with an initial issue discount of $18,000. The net proceeds disbursed to the Company were $158,500 after deduction of legal and due diligence fees of $3,500. Hence, the total debt issuance costs amounts to $3,500.

The following table summarizes our cash flows for the periods presented:

Statements of Cash Flows Data:	For the Years Ended Sep 30,
	2025	2024
Net cash used in provided by operating activities	(533,980)	(2,496,568)
Net cash flows (used in)/ generated from investing activities	(360)	384,825
Net cash generated from financing activities	368,263	1,258,995
Effect of foreign exchange on cash and cash equivalents.	(833,950)	(29,190)
Net decrease in cash and cash equivalents	(166,077)	(852,748)

Operating Activities

Net cash generated used in operating activities was $0.53 million and $ 2.50 million for the six months ended September 30, 2025, and September 30, 2024, respectively. The major drivers contributing to the decrease of $1.96 million during the current six months compared to previous six months included the following:

1.	Decrease in net loss of $2.00 million after adjustments for non-cash items. These adjustments include Depreciation and amortization, fair value changes in financial instruments, interest on redeemable promissory note, gain on troubled debt restructuring, Stock based compensation, Interest on finance leases, Gain on sale and disposal of assets, net, Gain on sale and disposal of assets held for sale, net, Gain on derecognition of subsidiary, Payable to customers and provision written back, Assets written off, Liquidated damages, Host receivable written off and Unrealized foreign currency exchange loss, net ,etc.

2.	Net increase in working capital of $0.04 million was a result of improved working capital management during the six months ended September 30, 2025, as compared to the six months ended September 30, 2024.

Investing Activities

Net cash used in investing activities totaled nominal amount of $ 360 for six months ended on September 30, 2025, as compared to cash generated from investing activities amounting to $0.38 million during the same period in 2024. The cash generated during six months ended on September 30, 2024, is largely attributable to receipt of proceeds from maturity of investment in fixed deposits and proceeds from sale of assets held for sale.

Financing Activities

Net cash generated from financing activities totaled $0.37 million and $1.26 million during the six months ended on September 30, 2025, and September 30, 2024, respectively. The Company received net proceeds from the issuance of unsecured notes and convertible notes amounting to $0.48 million and $0.36 million respectively, further the payments include repayment of debt $0.37 million, repayment of unsecured note amounting to $0.04 million and payment towards finance lease amounting to $0.06 million during the six months ended September30, 2025 as compared to higher proceeds from the issuance of redeemable promissory note amounting to $3.00 million, further there are cash outflows towards redeemable promissory note issue expenses amounting to $0.49 million and repayment of Debt amounting to $1.25 million during the six months ended September 30, 2024. As the Company’s cash position decreased, critical payments and debt repayments were not being made in the ordinary course of business.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business.

Below is a table that shows our contractual lease obligations as of September 30, 2025:

	Sep 30, 2025
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases
2026	162,334	3,022,159
2027	340,451	-
2028	357,024	-
2029	374,427	-
2030	-	-
Total Lease Payments	$1,234,235	$3,022,159
Less : Imputed Interest	252,938	553,542
Total Lease Liabilities	$981,297	$2,468,617

Borrowings

The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a material penalty are not included in the table above.

As at	Sep 30, 2025
Current
From Others
- Mahindra & Mahindra Financial Services Limited	$366,920
- TATA Motors Finance Limited	1,558,355
- Kotak Mahindra Financial Services Limited	387,362
- Orix Leasing and Financial Services India LTD	6,253
- Clix Finance India Private Limited	69,053
- AON Risk Insurance Services West, Inc	-
$2,387,943

Total maturity for the year ending on September 30, 2026	$2,387,943

Contingencies

(A)	Claims filed by customers and third-parties not acknowledged as liability amounted to $4,563,129 and $4,503,122 as at September 30, 2025 and March 31, 2025, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip ; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle ; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company , the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B)	The Company has received various orders and show cause notices from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $9,469,331 (March 31, 2025: $9,514,651). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of September 30, 2025 and March 31, 2025.

(C)	In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $382,445 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

(D)	On November 1, 2024, Gregory Moran, a former employee of Zoomcar India, has filed a case with the Superior Court, Delaware, challenging his termination without a cause or a sufficient notice, claiming $100,000 payment that was agreed to be paid on the 6 month anniversary of the effective date of closing of the SPAC transaction along with a 8% fully diluted equity interest in Zoomcar Holdings, Inc., non-payment of “vacation” valued at approximately $30,000, leave encashment of approximately $42,000, $96,000 entitled to him for severance pay and gratuity as per India's Payment of Gratuity Act, 1972. Additionally, he has claimed 210,520 stock units already existing, fully vested. The Company filed a motion to dismiss the matter on November 27, 2024. On January 7, 2025, the Company subsequently filed the opening brief in support of the motion to dismiss filed on November 27, 2024. The Company further filed the opening brief in support of the motion to dismiss on 7 January 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025. Oral arguments on Zoomcar’s motion to dismiss were heard on April 29, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion in the next hearing held on August 15, 2025. The judgement from the hearing is currently pending with the Court.

(E)	Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2023 tax returns. There are other ongoing audits in various other jurisdictions that are not material to our financial statements. The Company received an order for fiscal year 2015-16 in relation to non-deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $121,218 (March 31, 2025: $125,839). Penalty of $125,442 has been claimed but the proceedings are kept under abeyance until the above order is disposed off. The Company has filed appeals against the above orders before higher authority. The Company has not recognized any uncertain tax position as at September 30, 2025 and March 31, 2025, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

(F)	On August 2025, the Company received a notice from the legal representatives of certain holders of warrants to purchase Series E Preferred Stock of Zoomcar, Inc. pursuant to the warrant agreement dated May 12, 2021. The warrant holders have raised a dispute regarding the non-delivery of shares following the submission of their respective notices of exercise. The warrant holders are collectively entitled to warrants amounting to $6,217,614. The Company believes that such claims are without merit and is in discussion with the legal representatives to dismiss the same.

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

Unsecured Notes

During the six months ended September 30, 2025, the Company has issued Bridge Notes which are repayable at the principal value along with an interest of 12% p.a. on the maturity date and has been accounted for under ASC 470-10. The Company issued these Bridge Notes at discount and incurred expenses on the issue of these Notes. As per ASC 835, the discount and the expenses incurred on issue of the Bridge Notes have been amortized over the contractual period using the effective interest method. The Bridge Notes liabilities have been presented net off the discount and issue expenses.

Convertible Notes

During the six months ended September 30, 2025, the Company has issued Convertible Notes which are repayable at the principal value along with an interest of 6-12% p.a. on the maturity date or the holder as an option to convert those in variable number of equity shares and the same has been accounted for as a share settled debt under ASC 480-10. The Company issued these Convertible Notes at discount and incurred expenses on the issue of these Convertible Notes. As per ASC 835, the discount and the expenses incurred on issue of the Convertible Notes have been amortized over the contractual period using the effective interest method. The Convertible Notes liabilities have been presented net off the discount and issue expenses.

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

During the six months ended September 30, 2025, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, debt, unsecured convertible note and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

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

Controls and Procedures — Internal Control over Financial Reporting

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

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed as of March 31, 2025, in our Annual Report on Form 10-K filed on June 30, 2025, we identified five material weaknesses in our internal control over financial reporting, which remained unremediated as of September 30, 2025, related to:

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

Remediation Plans

We have commenced measures to remediate the identified material weaknesses, including:

(i)	We have been working with consultants to assist in the preparation and presentation of financial statements in accordance with US GAAP and PCAOB guidelines. Furthermore, we are putting a framework in place to properly manage the review and approval process of work prepared by our third-party advisors.

(ii)	We will work on scheduling training sessions on a quarterly basis to provide relevant USGAAP knowledge. In addition to this management would look to hire people with USGAAP knowledge to bridge the gap over the next few quarters.

(iii)	Management will be finalizing work commenced on developing accounting manuals, policies, and standard operating procedures in consultation with Deloitte, our external SOX consultants.

(iv)	We are designing and implementing additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting.

(v)	We have properly concluded that ITGC controls over SAP (our accounting software) are operating effectively as of March 31, 2025. We are in the midst of reviewing and implementing proper ITGC controls in all other areas relevant to the preparation of the Company’s financial statements.

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

Litigation with Former Employee

In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar and IOAC challenging his termination, claiming approximately $400,000 in damages, and claiming that 100,000 options to purchase shares of Zoomcar have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar and IOAC from “alienating or dealing” the 100,000 shares, (without giving effect to the reverse splits and the conversion ratio for the business combination), of Zoomcar claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that IOAC be deleted from the array of parties in the suit, inter alia since (i) IOAC is neither a necessary nor a proper party to the suit; (ii) no reliefs have been sought by the former employee from IOAC; and (iii) there is no cause of action against IOAC. For more information see the section entitled herein “Risk Factors — A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested”

Litigation with the Founder and Former CEO

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

Zoomcar believes that the termination of Mr. Moran’s employment for cause was proper in accordance with the terms of his Employment Agreement. Mr. Moran’s case in the District Court was dismissed on account of Mr. Moran’s stated intention to refile the case in Delaware Superior Court. Mr. Moran refiled his lawsuit in the Superior Court of the State of Delaware on November 1, 2024. On November 27, 2024, the Company filed a motion to dismiss certain of the causes of action for failure to state a cause of action, and the briefing on that motion was filed on January 7, 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025. Zoomcar’s oral arguments in its motion to dismiss were heard on April 29, 2025. The Court has requested additional briefing with respect to the Company’s motion to dismiss Mr. Moran’s Wage claim. The additional briefing is due on August 15, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion. Zoomcar believes the allegations are without merit, intends to defend them vigorously and expects to prevail either at the motion stage or at a hearing on the merits. For more information see the section herein titled “Risk-Factors — The founder and former CEO of the Company has initiated a civil complaint against the Company contesting the reasons for his termination and has raised certain other claims with regards to his ownership of the Company and compensation for termination of his employment.”

Litigation with ACM

The Company received two default notices from ACM. The first notice was issued on May 22, 2024 which stated that the Company is in default of the terms of the Unsecured Convertible Note issued to ACM on December 28, 2023, since the Company had entered into an equity line arrangement with White Lion Capital LLC, a variable rate transaction, without the prior consent of ACM. Further, on June 25, 2024, the Company received the second notice of default from ACM stating that the Company has incurred indebtedness in the form of $3,600,000 in principal amount of notes in a transaction involving Aegis Capital Corp. acting as the placement agent, prior to which, the consent of ACM was not obtained. As per the terms of the ACM note, in the event of any default, all accrued but unpaid interest plus liquidated damages and other amounts thereof, shall become immediately due and payable in cash. On November 7, 2024, ACM filed a notice of motion for summary judgement in in lieu of complaint against Zoomcar in New York courts for accelerated payment of $5,997,832.72 due under the ACM note and related legal expenses, pursuant to breach of the terms of the note. ACM alleged that two “Events of Default” (as defined in the Note) had occurred thereby entitling ACM to full and accelerated payment of the Note. The first was a Form 8-K, filed by Zoomcar on May 9, 2024, which allegedly disclosed that on May 6, 2024, Zoomcar had entered into an equity line arrangement and “Variable Rate Transaction” (as defined in the Note) with White Lion Capital LLC (“White Lion”). The second was a Form 8-K, filed by Zoomcar on June 21, 2024, which allegedly disclosed that on June 18, 2024, Zoomcar had incurred a form of debt that was not “Excluded Debt” (as defined in the Note) arising from its placement agent agreement with Aegis Capital Corp. without ACM’s prior consent. The Note generally provides that, upon the occurrence of an Event of Default, all accrued but unpaid interest plus liquidated damages and other amounts thereof shall become immediately due and payable to the Note holder. On January 14, 2025, Zoomcar filed opposition to the Motion. In relevant part, Zoomcar challenged the fact allegations concerning: (i) the first Form 8-K by tendering to the Court evidence confirming that the subject transaction with White Lion in fact had been terminated and the underlying filing of a Form S-1 registration statement contemplated in that transaction was never effectuated; and (ii) the second Form 8-K by tendering to the Court evidence confirming that the subject transaction involved Excluded Debt. The effect of the foregoing is the transactions were excluded from the definitions of Events of Default and extinguished ACM’s alleged entitlement to accelerated payment under the Note. Additional defenses were also presented by Zoomcar to the Motion. On March 28, 2025, New York County Supreme Court Justice granted a summary judgment in favor of ACM in the amount of $5,656,086.72, as well as default interest in the amount of $346,481.00, post-judgment interest at the statutory rate, attorneys’ fees, and costs. The issue of attorneys’ fees was referred to a special referee to report and recommend on submission from the parties. On April 22, 2025, the Company filed a Notice of Appeal seeking to reverse the March 28, 2025, order granting summary judgment in favor of ACM. On May 9, 2025, the Court reduced the award of attorneys’ fees and costs to $12,000.00. Based on the foregoing, on July 1, 2025, the Clerk of the Court entered two (2) money judgments against the Company for the underlying liability and attorneys’ fees: $5,997,832.72 and $12,000.00. On July 29, 2025, the Company filed Notices of Appeal seeking to reverse both money judgments in favor of ACM. The Company will continue to vigorously prosecute its appeals. . For more information see the section herein titled “Risk Factors — ACM has filed a notice of motion for summary judgement in lieu of complaint against Zoomcar in New York courts for payment of amounts due under the Note pursuant to breach of the terms of a note.”

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

The Company has taken necessary financial provisions of $202,999 as recorded in the “Other expense/(income), net” in the Unaudited Condensed Consolidated Financial Statements for the six months ending on September 30, 2025.

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

Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs:

●	We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise funds imminently to finance operations and as a result there is substantial doubt about our ability to continue as a going concern;

●	Our Common Stock is quoted on an OTC Markets Group trading platform, the OTCQB, instead of a national exchange or quotation system. Accordingly, our investors may experience significant volatility in the market price of our Common Stock and have difficulty selling their shares.

●	Because our Common Stock is quoted on the OTCQB and not listed on a national exchange, U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because it may be considered a penny stock and thus be subject to the penny stock rules.

●	Failure to comply with the continued qualification standards within, and any removal from OTCQB could materially and adversely affect the liquidity and market price of our common stock and our access to capital.

●	Our current business model’s limited operating history and financial results make our future results, prospects, and the risks we may encounter difficult to predict.

●	In addition to our defaults under current indebtedness described elsewhere here, certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations;

●	We require additional capital to support current operations and will require additional capital to support the growth of our business, which may not be available on terms acceptable to us, or at all.

●	Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including the anti-dilution protection in the warrants issued in 2024. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

●	Our operating and financial forecasts are subject to various known and unknown contingencies and factors outside of our control and may not prove accurate, and we may not achieve results consistent with management’s expectations;

●	We have issued a significant number of warrants and exercise of these securities and the sale of the shares of Common Stock issuable thereunder (along with the issuance of any similar securities in the future,) will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

●	The market for online platforms for peer-to-peer car sharing is relatively new and rapidly evolving. If we fail to successfully adapt to developments in our market, or if peer-to-peer car sharing online platforms do not achieve general acceptance, it could adversely affect our business, financial condition and operating results;

●	If we do not retain existing Hosts, or attract and maintain new Hosts, or if Hosts fail to provide an adequate supply of high-quality vehicles, our business, financial condition, and results of operations may be negatively impacted;

●	If we fail to retain existing Guests, or attract and maintain new Guests, our business, financial condition, and results of operations may be negatively impacted;

●	If we are unable to introduce new or upgraded platform features that Hosts or Guests recognize as valuable, we may fail to retain and attract such users to our platform and our operating results would be adversely affected;

●	Our success depends upon our ability to maintain favorable customer reviews and ratings, and if our reputation suffers, our business, financial condition and operating results may be adversely affected;

●	Maintaining and enhancing our brand and reputation is critical to our business prospects. While we have taken significant steps to build and improve our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer;

●	Breaches and other types of security incidents of our networks or systems similar to the recent Cybersecurity Incident, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing Hosts and Guests and attract new Hosts and Guests, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects;

●	Our business depends on attracting and retaining capable management, technology development and operating personnel;

●	We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures;

●	We are in the process of remediating identified material weaknesses in our internal controls and if we fail to remediate these weaknesses or if we experience additional material weakness in the future, or otherwise fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies, which may adversely affect investor confidence in the Company and the market price of our stock;

●	Geographic areas in which Zoomcar operates and plans to operate in the future have been and may continue to be subject to political and economic instability;

●	We may incur liability for the activities of Hosts or Guests which could harm our reputation, increase our operating costs, and adversely affect our business, financial condition, and operating results.;

●	Our business operations may result in losses for which we are not insured;

●	Members of our management team have limited or no prior experience managing a public company;

●	As a public company, we have incurred and expect to continue to incur increased expenses associated with the costs of being a public company.

●	We are the subject of litigation and may not have the ability or the cash to successfully defend such litigation that has been and may in the future be brought against us;

●	We are an “emerging growth company” within the meaning of the Securities Act, and, if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors;

●	Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for the Common Stock to decline;

●	The requirements of being a public company may strain our resources, divert our management’s attention, and affect our ability to attract and retain qualified independent board members;

●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition; and

●	Natural disasters, including and not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.

Risks related to our Financial Condition

We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise additional funds imminently to finance operations and as a result there is substantial doubt about our ability to continue as a going concern.

We have a history of operating losses and expect to continue incurring operating losses in the foreseeable future as we continue to develop our current business model and enhance our platform offerings. We also have indebtedness that is in default in excess of our current capital resources (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q for the six months ended September30, 2025). On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 1,267,728 shares of Common Stock (which takes into account an adjustment following the Company’s Share Combination Event that was effective on October 22, 2024, but not reflecting the Reverse Stock Splits) (the “June Warrants”) for gross proceeds of $3,000,000.

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

On June 24, 2025, the Company issued a bridge note to certain investors totaling $402,000 at a discount of $42,000. The note is repayable in five monthly installments beginning November 30, 2025, and maturing on March 31, 2026, with interest accruing at 12% per annum on the outstanding principal. The Company received net proceeds of $350,000 after adjusting deduction of legal and due diligence fees of $10,000. Additionally, $45,500 (i.e., 13% of net proceeds) is due to the placement agent relating to the issuance of these bridge notes which is directly attributable to the loan raised, thereby bringing the total debt issuance costs to $55,500.

On July 31, 2025 , the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued Bridge notes for a total principal amount of $206,225 with an initial issue discount of $23,725. The net proceeds disbursed to the Company were $175,000 after deduction of legal and due diligence fees of $7,500.

On August 19, 2025, the Company closed a Securities Purchase Agreement (“Labrys SPA”) with Labrys Fund II, L.P. (“Labrys”) pursuant to which it issued a promissory note totaling $180,000 at a discount of $18,000. The note is repayable in 12 months maturing on August 19, 2026 with interest accruing at 12 % per annum on the outstanding principal. The Company received net proceeds of $158,500 after adjusting deduction of legal and due diligence fees of $3,500.

On August 24, 2025, the Company issued a convertible note to AES Capital Management, LLC(“AES”) totaling $112,500 through 2 convertible notes of $75,000, and $37,500 respectively (“AES Notes”). The note amounting $75,000 is the “Primary Note” and the subsequent note of $37,500 is the “Secondary Note”. The AES Notes are repayable in 12 months from their respective closing dates with interest accruing at 8% per annum on the outstanding principal. As of date of filing of this 10-Q, the Company received net proceeds of $ 71,000 after adjusting deduction of legal and due diligence fees of $4,000 from the issuance and closing of the Primary Notes.

On August 24, 2025, the Company issued a convertible note to CFI CAPITAL LLC (“CFI”) totaling $150,000 at a discount of $15,000 (“CFI Note”). The CFI Note is repayable in 12 months maturing on August 24, 2026 with interest accruing at 6 % per annum on the outstanding principal. The Company received net proceeds of $130,000 after adjusting legal cost of $5000.

We believe that the current cash and cash equivalents will allow us to continue operations through March 31, 2026 assuming we do not make any payments on our currently outstanding indebtedness and withhold some future accruals, however  there can be no assurance that this will be the case. Accordingly, we believe that additional funds will be required to support operations and, in the long term, the growth of our business. Our operations have consumed substantial amounts of cash, and we have incurred operating losses since we began operating in 2013. While our cash consumption has been reduced following our business transition from short-term rental of vehicles owned by or leased to Zoomcar to an online platform for peer-to-peer car sharing, we have consumed significant amounts of cash in effecting such transition in terms of technology and platform innovation, and our cash consumption has varied over time. Our cash needs will depend on numerous factors, including our revenues, upgrade and innovation of our peer-to-peer car sharing platform, customer and market acceptance and use of our platform, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations, continued improvement, upgrading or innovation of our platform, and expand our international outreach. If we are unable to secure such additional financing, it will have a material adverse effect on our business, and we may not be able to meet our obligations or continue as a going concern.

Our Common Stock is quoted on an OTC Markets Group trading platform, the OTCQB, instead of a national exchange or quotation system. Accordingly, our investors may experience significant volatility in the market price of our Common Stock and have difficulty selling their shares.

Our Common Stock is currently quoted on an OTC Markets Group trading platform, the OTCQB, under the ticker symbol “ZCAR.” The OTC Markets Group is a regulated quotation service that displays real-time quotes, last sale prices, and volume limitations in over-the-counter securities. Trading in shares quoted on an OTC Markets Group trading platform is often thin and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our Common Stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTC Markets Group is not a stock exchange, and trading of securities on one of its trading platforms is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our Common Stock improves.

Because our Common Stock is quoted on the OTCQB and not listed on a national exchange, U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because it may be considered a penny stock and thus be subject to the penny stock rules.

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

Following receipt of the notice and after evaluating available alternatives, the Company elected to transition its quotation to the OTCQB tier of OTC Markets Group (“OTCQB”).

On November 4, 2025, the Company’s ordinary shares commenced trading on the OTCQB under the ticker symbol “ZCAR.” The transition from the OTCQX to the OTCQB does not affect the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, or the public trading of its securities in the United States.

Failure to comply with the continued qualification standards within, and any removal from OTCQB could materially and adversely affect the liquidity and market price of our common stock and our access to capital.

Earlier on August 5, 2025, we had received a written notice from the OTCQX U.S. tier of OTC Markets Group stating that our Global Market Capitalization has remained below the minimum $5.0 million required under Section 2.1(B) of the OTCQX Rules for U.S. Companies for more than 30 consecutive calendar days and, as a result, we no longer satisfy the OTCQX standards for continued qualification. Under those rules, we have a 90-calendar-day cure period, expiring on November 3, 2025, to regain compliance by maintaining a Global Market Capitalization of at least $5.0 million for 10 consecutive trading days. Following receipt of the notice and after evaluating available alternatives, the Company elected to transition its quotation to the OTCQB tier of OTC Markets Group (“OTCQB”).

On November 4, 2025, the Company’s ordinary shares commenced trading on the OTCQB under the ticker symbol “ZCAR.” The transition from the OTCQX to the OTCQB does not affect the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, or the public trading of its securities in the United States.

If the Company fails to comply with the OTCQB Rules its securities could be removed from OTCQB and may trade on a less liquid market tier or otherwise experience reduced liquidity. Any such outcome could, among other things: (i) further depress the market price and increase the volatility of our common stock; (ii) limit or preclude the ability of certain brokers to make a market in, or of certain institutional investors to purchase or hold, our securities; (iii) reduce analyst coverage and overall investor interest; (iv) impair our ability to raise additional capital on acceptable terms or at all; and (v) adversely affect the terms of any financing or strategic transactions we may seek. In an effort to regain or maintain compliance, the Company may consider and pursue one or more corporate or financing actions—such as equity or equity-linked issuances, strategic transactions, or other measures—which could be dilutive to existing stockholders, increase our leverage, or otherwise involve significant costs and risks. Even if the Company regains compliance, it may be unable to sustain it, and any future failure could have the same adverse effects.

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

Further, as a result of the consummation of the Business Combination, our expenses have increased substantially in connection with actions and efforts required to operate as a public company. During the six months ended September 30, 2025, we have incurred expenses in maintaining the listing requirements and complying with statutory filings with SEC along with significant professional and consultancy fee to professionals and we contemplate that we will continue to incur these expenses as long as we remain a public company to fulfill which we will need additional capital.

Moreover, we expect our expenses to increase moderately with growth in our business operations. We do not currently have sufficient cash resources to operate our business beyond March 31, 2026 (assuming that we do not repay any of our currently outstanding indebtedness) and accordingly, will need to raise capital imminently to continue our operations and to fully execute our business plan. Additionally, circumstances could cause us to consume capital more rapidly than we currently anticipate and if our cash resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities or identify and secure additional sources of capital. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of capital and lending markets and governmental regulations in India. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, will severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. In addition, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders. Additionally, fundraising efforts may divert our management from its day-to-day duties and activities, which may affect our ability to execute on our business plan. If we do not raise substantial additional capital imminently to continue operations in the short term or otherwise when required or in sufficient amounts and on acceptable terms, we may need to:

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

Further, we are in violation of the final payment obligation of $371,805 (approx.) on our loan with Mahindra & Mahindra Financial Services Limited (“Mahindra”). As of the date hereof, Mahindra has not formally extended or provided a waiver of such overdue payment. Mahindra may initiate legal action for resolution of the dispute. Such outcomes may have a material adverse impact on our business, operations or financial condition.

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

As of November 12, 2025, we have issued and outstanding options to purchase 16 shares of our Common Stock with a weighted average exercise price of $11,460, pre-funded warrants to purchase 4,249,078 shares of Common Stock, warrants to purchase 19,416 shares of Common Stock with an exercise price of $6,000 per share which were assumed by the Company in connection with the Business Combination, 11,500,000 Public Warrants to purchase 5,750 shares of our Common Stock, each Public Warrant exercisable into one two-thousandth of one share of Common Stock at an exercise price of $11,420.00 per full share, warrants to purchase 5,297 shares of Common Stock at a current exercise price of $56.64 per share which were issued to the Placement Agent in June 2024, November Series A Warrants to purchase 996,939 shares of Common Stock at a current exercise price of $16.12, November Series B Warrants to purchase up to 5,865 shares at an exercise price of $0.002 per share, November 2024 Placement Agent warrants to purchase 53,447 shares at a current exercise price of $16.12 per share, November 2024 Placement Agent Series A warrants to purchase 106,893 shares at a current exercise price of $16.12 per share.

As of November 12, 2025, we also have issued and outstanding December 2024 Series A Warrants to purchase 5,009 shares of Common Stock at a current exercise price of $6.24 per share, December Series B Warrants to purchase up to 94,238 shares of Common Stock at a current exercise price of $0.002 per share,

As of November 12, 2025, we also have issued and outstanding February 2025 Series B Warrants to purchase up to 89,744 shares of Common Stock at a current price of $0.002 per share,

As of November 12, 2025, we have also issued and outstanding March 2025 Series A Warrants to purchase 2,544,134 shares of Common Stock at a current exercise price of $6.24 per share, and March Series B Warrants to purchase up to 591,275 shares of Common Stock at a current exercise price of $0.002 per share,

All Series B Warrants issued in the December Offering, the January/February Offering and the March Offering are exercisable for the maximum number of shares of Common Stock, because on March 18, 2025 the Board determined to fix the “Reset Price” of all of such Series B Warrants down to the “Floor Price” of $6.24 per share. The Company has agreed to deem the “Reset Date” of the Series B Warrants to be effective.

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

We have a history of operating losses and expect to continue incurring operating losses in the foreseeable future as we continue to develop our current business model and enhance our platform offerings. We also have indebtedness that is in default in excess of our current capital resources (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Form 10-Q for the six months ended September 30, 2025). On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 1,267,728 shares of Common Stock (which takes into account an adjustment following the Company’s Share Combination Event that was effective on October 22, 2024) (the “June Warrants”) for gross proceeds of $3,000,000.

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

On July 31, 2025 , the Company further entered into two Securities Purchase Agreements (each a “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“DLL”), and Boot Capital LLC, a Delaware limited liability company (“Boot”) (both investors collectively “July 2025 Noteholders”), respectively pursuant to which the Company issued convertible Bridge Notes(“July Bridge Notes”) for a total principal amount of $206,225 with an initial issue discount of $23,725. The net proceeds disbursed to the Company were $175,000 after deduction of legal and due diligence fees of $7,500. Hence, the total debt issuance costs amounts to $7,500. The Bridge notes have a maturity date of May 31, 2025, and bear interest at an annual rate of 12%. The notes include scheduled monthly installment repayments and interest payments starting August 30, 2025 and may be prepaid in part or full, by the Company at a discount to the outstanding balance. The notes are subject to default interest rate of 22% per annum and include customary events of default.

On August 19, 2025, the Company closed a Securities Purchase Agreement (“Labrys SPA”) with Labrys Fund II, L.P. (“Labrys”) in connection for purchase of a promissory note convertible on default. Pursuant to the Labrys SPA, Labrys purchased a note for a principal amount $180,000 with an original issue discount of $18,000 (“Labrys Note”)and net proceeds to the Company of $158,500 after adjusting issuance cost of $3,500. The note is repayable in 12 months maturing on August 19, 2026 with interest accruing at 12 % per annum on the outstanding principal. This note is subject to a default interest at a rate of 22% per annum and include customary events of default and covenants.

On August 24, 2025, the Company closed a Securities Purchase Agreement (“AES SPA”) with AES Capital Management, LLC(“AES”) in connection with purchase of convertible redeemable notes. Pursuant to the AES SPA, AES purchased 2 notes for an aggregate principal amount $112,500split into $75,000and $37,500 respectively (“AES Notes”). The note amounting $75,000 is the “Primary Notes” and the subsequent note of $37,500 is the “Secondary Note”. The AES Notes are repayable in 12 months from their respective closing dates with interest accruing at 8% per annum on the outstanding principal. As of date of filing of this 10-Q, the Company received net proceeds of $ 71,000 after adjusting deduction of legal and due diligence fees of $4,000 from the issuance and closing of the Primary Notes. The AES Notes are subject to a default interest at a rate of 22% per annum and include customary events of default and covenants.

On August 24, 2025, the Company closed a Securities Purchase Agreement (“CFI SPA”) with CFI CAPITAL LLC (“CFI”) in connection with purchase of convertible redeemable notes. Pursuant to the CFI SPA, CFI purchased a convertible for a principal amount of $150,000 at an original issue discount of $15,000. The note is repayable in 12 months maturing on August 24, 2026 with interest accruing at 6 % per annum on the outstanding principal. The Company received net proceeds of $130,000 after adjusting issuance cost of $5000. This note is subject to a default penalty amounting to increase in the principal amount by 50% and includes customary events of default and covenants.

The Company believes that current cash and cash equivalents will allow the Company to continue operations through March 31, 2026 assuming that the Company makes no payments on its currently outstanding indebtedness and only pays current operating accruals, however, there can be no assurance that this will be the case. Even if our current cash position supports operations through March 31, 2026, we cannot assure that this cash will be sufficient in the longer run and we will be required to obtain a further infusion of cash funds to support our operations or address the indebtedness, including through this offering. The Company will still need to seek financing for the purpose of raising additional funds to be able to meet its obligations and so that there will no longer be substantial doubt about its ability to continue as a going concern. However, there is no assurance that the Company will be able to raise any such financing or, even if it does, that it will be sufficient for it to meet its obligations or continue as a going concern.

The Company as on November 10, 2025 has $0.41 million of cash and cash equivalents.

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

We accept payments using a variety of methods, including credit or debit cards, or digital payment alternatives like UPI or other specific digital wallet platforms. As our payment policies are subject to change from time to time in accordance with evolving legal requirements and market availability of mobile and other payment systems in the jurisdiction where we operate, we offer new payment options to Hosts and Guests from time to time, subject to additional regulations, compliance requirements, and fraud risks. For certain payment methods, including credit and debit cards, we pay interchange and other fees that may increase over time and may increase our operating costs and lower profitability.

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

Further, we currently do not carry any insurance to protect against third-party damage claims tied to death, personal injury, or Guest or Host theft or other losses, or third-party property damage. Although Hosts may insure their own vehicles to varying extents and are required to do so by law or opt for trip insurance covers offered by our insurance partner in certain selective locations and for limited categories of host vehicle damages we do not carry out independent verification of Host insurance coverage, nor does Host vehicle insurance coverage, to the extent it exists, insulate us, in full or in part, from all types of damages claims or claims for third-party indemnification associated with damages. We may therefore be subject to claims of significant liability based on any of the foregoing or based on other events or circumstances which occur during a booking or relate in some other manner to our platform or our business. We do not maintain balance sheet reserves to cover costs of defending, disputing, adjudicating, satisfying, or settling any such claims if they are asserted against us and we may not be able to succeed in any such actions, should they materialize and be determined to result in liability to us. While we are currently in the process of identifying adequate and feasible insurance coverage for our business, there can be no guarantee that we will be able to obtain or expand the insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. As our business continues to grow, incidences of such claims may also increase and, unless we obtain insurance coverage for such matters, we may choose or be required to absorb larger parts of such uninsured claims to avoid becoming subject to legal proceedings that could be resolved against us, which could lead to business losses and adversely affect our business, financial conditions and results of operations. Should uninsured losses occur, they could adversely affect our business, results of operations and financial condition. Further, our being subject to claims of liability, we may be subject to negative publicity and incur additional expenses, which could harm our business, financial condition, and operating results.

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

Zoomcar has identified certain material weaknesses in Zoomcar’s internal controls over financial reporting as more particularly described under “Item 4 Controls and Procedures” of this Quarterly Report on Form 10-Q. These material weaknesses have been recurring from prior reporting periods and remain unresolved as of the date of this filing. Based on the assessment performed as of March 31, 2025, we identified five material weaknesses in our internal control over financial reporting related to:

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

To address the above material weaknesses, management is undertaking the following remediation measures:

(i)	We have been working with consultant to assist in the preparation and presentation of financial statements in accordance with US GAAP and PCAOB guidelines. Furthermore, we are putting a framework in place to properly manage the review and approval process of work prepared by our third-party advisors.

(ii)	We will work on scheduling training sessions on a quarterly basis to provide relevant USGAAP knowledge. In addition to this management would look to hire people with USGAAP knowledge to bridge the gap over the next few quarters.

(iii)	Management will be finalizing work commenced on developing accounting manuals, policies, and standard operating procedures in consultation with Deloitte, our external SOX consultants.

(iv)	We are designing and implementing additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting.

(v)	We have properly concluded that ITGC controls over SAP (our accounting software) are operating effectively as of March 31, 2025. We are in the midst of reviewing and implementing proper ITGC controls in all other areas relevant to the preparation of the Company’s financial statements.

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

While the Company has identified the above mentioned remediation plans and is working on remediating these material weaknesses, no assurance can be made that the Company will be successful in remediating any or all of the material weaknesses within the requisite timelines.

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

We currently conduct all of our business operations in India (as of the date of this Form 10-Q, we have closed our operations in Vietnam, Indonesia and Egypt). Our growth strategy is premised on the rapid expansion of our platform into emerging markets. Several of the countries in which we plan to operate our business in the future may be, subject to instances of political instability, civil unrest, hostilities, terrorist activities and economic volatility. Any such events may lead to, among other things, declines in Host and Guest demand for our platform, whether arising from safety concerns, a drop in consumer confidence, a general deterioration of economic conditions, currency volatility, adverse changes to the political and regulatory environment, or otherwise. Any such developments and any other forms of political or economic instability in our markets may harm our business, financial condition, and operating results.

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

We have no control over or ability to predict the actions of our Hosts, Guests, and other third parties, such as additional passengers in, or drivers of vehicles booked on our platform, and we cannot guarantee the safety of our Hosts, Guests, and such third parties. From time to time, we may be subject to legal proceedings, including personal injury suits, claims, arbitrations, administrative proceedings, and government investigations or enforcement actions in the ordinary course of business. The actions of Hosts, Guests, and other third parties may result in fatalities, injuries, other bodily harm, assault, fraud, invasion of privacy, property damage, trespass, theft, including cases in which we are unable to recover the vehicle, discrimination, harassment, and libel, among other negative impacts, which could create potential legal or other substantial liabilities for us, Hosts, or Guests. For example, Hosts may incur and have incurred liability due to the unlawful actions of their Guests or other third parties Guests allow in the vehicle, such as traffic violations or other legal violations, and Guests may incur and have incurred liability due to the unlawful actions of their Hosts, such as vehicle or registration violations.

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

The tax environment continues to evolve in India on a routine basis and remains relatively fluid compared to other more mature markets. The indirect tax rates associated with the Goods and Services Tax (GST) have changed on multiple occasions since the GST’s introduction in 2017 and these tax rate shave further undergone changes most recently in September 2025. Any further increase in these indirect tax rates could result in a reduction in the Company’s operating cash flow, which could impair our future profitability.

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

For example, the Indian Information Technology Act, 2000, as amended, would subject us to civil liability to compensate for wrongful loss or gain arising from any negligence by us in implementing and maintaining reasonable security practices and procedures with respect to sensitive personal data or information that we possess in our computer systems, networks, databases, and software. India has also implemented privacy laws, including the Information Technology (Reasonable Security Practices and Procedures and Sensitive Personal Data or Information) Rules, 2011, which impose limitations and restrictions on the collection, use and disclosure of personal information. The Digital Personal Data Protection Act, 2023 (“DPDPA”) has been introduced in August of 2023 which has significant impact on the current regulatory environment with respect to the lawful use of digital personal data, cross border data transfers and additional compliances that may be invoked for organizations collecting and/or processing personal data.

Further, in India, the draft of Digital Personal Data Protection Rules (“DPDP Rules”) which aims to operationalize the Digital DPDPA, in line with India’s commitment to create a robust framework for protecting digital personal data, has been published in January 2025 for public comments. While the DPDP Rules are yet to be finalized and formally adopted,  the entire framework for data protection legislation is fairly new in India and going through the phases of implementation right now which may add to cost of compliances and operations for us and may affect us in ways that we are currently unable to predict.

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

In India, provisions were released between 2019 and 2021 relating to the contribution of provident fund, employee state insurance, and professional taxes by employers for the certain employees. Any delay or failure to make such contribution may result in penalties, interests, notices, or other administrative actions by the relevant local authorities in India. As of September 30, 2025, Zoomcar India has incurred a penalty of less than $ 38,291/- (based on the foreign exchange rates as of September 30, 2025) for failure to make timely contribution, which Zoomcar India plans to remit, with associated interest due, as instructed by the relevant local authority. This outstanding penalty and interest will continue to accrue unless paid in full, which could adversely affect our business, financial conditions and results of operations.

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

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them in connection with their positions with publicly held companies. Outside directors are becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors’ and officers’ liability insurance is expensive and difficult to obtain. The SEC and the OTC Markets including the OTCQB Rules also impose higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our Board.

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

As a public company trading on OTCQB, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business accounting, auditing and regulatory requirements and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company, and we are still early in the process of generating a mature system of internal controls and integration across business systems. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements, and harm our operating results.

Matters impacting our internal controls may cause us to be unable to report our financial information in an accurate manner or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of OTCQB Rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our Common Stock.

As a public company, we have incurred and expect to continue to incur increased expenses associated with the costs of being a public company.

We have and expect to continue to face a significant increase in insurance, legal, auditing, accounting, administrative and other costs, and expenses as a public company that we did not currently incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 of that Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”), the SEC and OTCQB, impose additional reporting and other obligations on public companies. Compliance with public company requirements has and will continue to increase our costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that we have not done previously. For example, we recently created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified ( for example, if our independent registered accounting firm identifies a material weakness or significant deficiency in the information technology general controls for information systems that are relevant to the preparation of the Company’s consolidated financial statements), we could incur additional costs to remediate those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Being a public company has and may in the future make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance. We may ultimately be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage in the future. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

We are in default of a majority of our indebtedness of $ 24.93 million as of September 30, 2025 as more fully   described under the Unaudited Condensed Consolidated Financial Statements, which has had and will continue to have an adverse effect on our financial condition, our ability to raise additional capital to fund our operations, and our ability to operate our business. Further, in the future, we may continue to incur a material amount of indebtedness. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:

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

The historical financial information included in this Quarterly Report on Form 10-Q from Zoomcar’s operation as a private company prior to the Business Combination does not necessarily reflect the results of operations and financial position we would have achieved as a publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

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

The market price of our Common Stock has fluctuated widely since the closing of our Business Combination. During the period from January 1, 2024 to November , 2025, the trading price of our Common Stock has fluctuated from an intra-day high of $15,220 on January 12, 2024, to an intra-day low of $0.18 on November 6,, 2025.

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

As of November 12, 2025 we have a total of 6,902,727 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan and (ii) assuming no exercise of the outstanding options and warrants. All shares currently held by public stockholders and all of the shares issued in the Business Combination to former Zoomcar Stockholders are freely tradable without registration under the Securities Act (except for the Common Stock that are the subject of resale registration statement pending effectiveness or filing ), and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including our directors, executive officers and other affiliates.

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

The Company had filed a registration statement on Form S-1 on May 05, 2025, which did not take effect for resale of the securities that were issued in the Third Closing.

Thereafter, on June 6, 2025, the Company issued a settlement letter (the “Settlement Letter”) to each of the investors from the First and the Second Closings (the “Settlement Investors”), pursuant to which the Settlement Investors agreed to the settlement of liquidated damages arising from Section 2.4 of the Registration Rights Agreements with the Investors, entered into on December 23, 2024 and January 31, 2025, respectively (“RRAs”). Under the provisions of the Settlement Letter, the Company agreed to issue an aggregate of 1,950,600 pre-funded warrants with an aggregate value of US$3,023,400 to the Settlement Investors (the “Settlement Warrants”), with each Settlement Warrant having an exercise price of $0.0001 per share of Common Stock, in consideration for the full payment of liquidated damages owed to each Settlement Investor under Section 2.4 of the applicable RRA, and each Settlement Investor’s release of the Company from any and all claims thereunder including, without limitation any additional liquidated damages. The liquidated Damages were calculated till such period that the Investor first became eligible to freely resell the underlying securities under Rule 144 of the Securities Act of 1933. The valuation of the Settlement Warrants was calculated based on the volume-weighted average price of the Company’s common stock over the five (5) trading days immediately preceding June 6, 2025.

The Settlement Warrants may be exercised at any time until they are exercised, in full, at an exercise price of $0.0001 per share of Common Stock, and may also be exercised on a cashless exercise basis, in lieu of any cash payment, in accordance with the formula provided in the Settlement Warrants.

Once the restriction under Rule 144 of Securities Act of 1933 are removed from the above mentioned Settlement Warrants and common stock is issued pursuant to that, it is most likely that most of the securities will be sold.

In addition, the shares of Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. As of November 12, 2025, a total of 486,754 shares of Common Stock have been reserved for future issuance under the Incentive Plan.

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

This Registration Statement also registered the 1,000,000 shares of Common Stock issuable to Deepankar Tiwari, to induce the employee to accept employment as the Company’s Chief Executive Officer pursuant to a consulting agreement between the Company and Mr. Tiwari dated May 9, 2025. The inducement award was approved by the Board of Directors. The inducement award was granted outside of the Incentive Plan. Of the issued 1,000,000 shares to Deepankar Tiwari, 500,000 have vested as of date of filing of this Quarterly Report on Form 10-Q.

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

On July 31, 2025 , the Company further issued to certain investors (Boot and DLL) convertible Bridge notes for a total principal amount of $206,225 with an initial issue discount of $23,725. The July Bridge Notes include scheduled monthly installment repayments and interest payments starting August 30, 2025 and have a maturity date of May 31, 2025, with interest at 12% per annum. The net proceeds disbursed to the Company were $175,000 after deduction of legal and due diligence fees of $7,500. Hence, the total debt issuance costs amounts to $7,500. In the event of an uncured default under either of the July Bridge Notes, the July Note Holders have the right to elect to convert the outstanding amount (includes principal, accrued interest, default interest, and other fees as applicable) into the Company’s Common stock at a conversion price equal to 75% of the lowest trading price of the Company’s Common stock during the fifteen trading days immediately prior to the applicable conversion date.

On August 19, the Company issued a note to Labrys totaling a principal amount of $180,000 at a discount of $18,000. The Labrys Note is repayable in 12 months maturing on August 19, 2026 with interest accruing at 12 % per annum on the outstanding principal. The Company received net proceeds of $158,500 after adjusting issuance cost of $3,500. While the Labrys Note is convertible 180 days from issuance of the Labrys Note at the option of Labrys, Labrys may in the event of an uncured default under the Labrys Note, elect the right to convert the outstanding amount (includes principal, accrued interest, default interest, and other fees as applicable) into the Company’s Common stock at a conversion price equal to 75% of the lowest closing bid price of the Company’s Common stock during the fifteen trading days immediately prior to the applicable conversion date.

On August 24, 2025, the Company issued to AES notes with an aggregate principal amount $112,500split into $75,000and $37,500 respectively ( the AES Notes). The note amounting $75,000 is the “Primary Note” and the subsequent note of $37,500 is the “Secondary Note”. The AES Notes are repayable in 12 months from their respective closing dates with interest accruing at 8% per annum on the outstanding principal. As of date of filing of this 10-Q, the Company received net proceeds of $71,000 after adjusting issuance cost of $4,000from the issuance and closing of the Primary Notes. Apart from the events of default under the AES Notes that maty trigger conversion, the AES Notes are convertible at the option of the holder at any time for the then outstanding amounts (including principal, accrued interest, default interest, and other fees as applicable) into the Company’s Common stock at a conversion price equal to 72.5% of the average of the three lowest trading prices of the Common Stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange upon which the Common Stock may be traded in the future, for the seven prior trading days including the day upon which a Notice of Conversion is received by the Company.

On August 24, 2025, the Company closed a Securities Purchase Agreement (“CFI SPA”) with CFI CAPITAL LLC (“CFI”) in connection with purchase of convertible redeemable notes. Pursuant to the CFI SPA, CFI purchased a convertible for a principal amount of $150,000 at an original issue discount of $15,000. The note is repayable in 12 months maturing on August 24, 2026 with interest accruing at 6 % per annum on the outstanding principal. The Company received net proceeds of $130,000 after adjusting issuance cost of $5000. This note is subject to a default penalty amounting to increase in the principal amount by 50% and includes customary events of default and covenants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no other sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company except as set forth below:

On July 31, 2025, the Company issued a $56,500 aggregate principal amount of unsecured bridge promissory note (the “Boot Note”) to Boot Capital LLC (“Boot”), an accredited investor, for cash proceeds of $50,000 after accounting for an original issue discount of $6,500. The Boot Note is convertible into shares of the Company’s common stock upon default under the terms of the note and is subject to customary covenants and events of default and is convertible at a variable per share price equivalent to 75% of Market Price based on the lowest Trading Price for the common stock during the ten (10) trading day period ending on the latest complete Trading Day prior to the Conversion Date. The issuance was made in reliance on Section 4(a)(2) and/or Rule 506(b) of the Securities Act of 1933, as amended. No underwriters or brokers were involved in the transaction. The Company intends to use the proceeds for working capital in its day-day to operations.

On July 31, 2025, the Company issued a $149,725 aggregate principal amount of unsecured bridge promissory note (the “DLL Note”) to 1800 Diagonal Lending LLC, (“DLL”), an accredited investor, for cash proceeds of $132,500 after accounting for an original issue discount of $ $17,225. The Boot Note is convertible into shares of the Company’s common stock upon default under the terms of the note and is subject to customary covenants and events of default and is convertible at a variable per share price equivalent to 75% of Market Price based on the lowest Trading Price for the common stock during the ten (10) trading day period ending on the latest complete Trading Day prior to the Conversion Date. The issuance was made in reliance on Section 4(a)(2) and/or Rule 506(b) of the Securities Act of 1933, as amended. No underwriters or brokers were involved in the transaction. The Company intends to use the proceeds for working capital in its day-day to operations.

On August 19, 2025, the Company issued $180,000 aggregate principal amount of unsecured convertible promissory note (the “ Labrys Note”) to Labrys Fund II, L.P(“Labrys”) an accredited investor for cash proceeds of $158,500. The Labrys Note matures on August 19, 2026, bears interest at 12% per annum and is convertible into shares of our common stock upon default in repayment of the principal amount and other specified default triggers pertaining to bankruptcy, failure to convert shares etc. at a variable per share conversion price equivalent to 75% of the lowest closing bid price of the common stock during fifteen (15) trading days immediately preceding date of the Conversion Notice per share, subject to certain anti-dilution and beneficial ownership limitation terms. The issuance was made in reliance on Section 4(a)(2) and/or Rule 506(b). No underwriters or brokers were involved. The Company intends to use the proceeds for working capital in its day-day to operations.

On August 24, 2025, the Company issued $75,000 aggregate principal amount of unsecured convertible promissory notes (the “AES Note”) to AES Capital Management, LLC (“AES”) an accredited investor for cash proceeds of $71,000. The AES Note matures on August 24, 2026, bears interest at 8% per annum and is convertible into shares of our common stock upon default and other specified triggers pertaining to insolvency, delisting, certain money judgements, failure to convert shares etc. at a variable per share conversion price equivalent to 72.5% of the average of the three lowest trading prices of the common stock as reported on the OTC Markets or any exchange upon which the common stock may be traded in the future, for the seven prior trading days including the day upon which a Notice of Conversion is received by the Company and is subject to a beneficial ownership limitation. The issuance was made in reliance on Section 4(a)(2) and/or Rule 506(b). No underwriters or brokers were involved. The Company intends to use the proceeds for working capital in its day-day to operations.

On August 24, 2025, the Company issued $150,000 aggregate principal amount of unsecured convertible promissory notes (the “CFI Note”) to CFI CAPITAL LLC (“CFI”) an accredited investor for cash proceeds of $130,000. The CFI Note matures on August 24, 2026; bears interest at 6% and is convertible into shares of our common stock upon default and other specified triggers pertaining to insolvency, delisting, certain money judgements, failure to convert shares etc. at a variable per share conversion price equivalent to 72% of the lowest trading price of the common stock as reported on the OTC Markets on then traded or any exchange upon which the common stock may be traded in the future for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company per share, subject to beneficial ownership limitation. The issuance was made in reliance on Section 4(a)(2) and/or Rule 506(b). No underwriters or brokers were involved. The Company intends to use the proceeds for working capital in its day-day to operations.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period covered by this Report.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and none of our directors or officers adopted or terminated any non-Rule 10b5-1 trading arrangements.

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

ZOOMCAR HOLDINGS, INC.

Date: November 14, 2025	By:	/s/ Deepankar Tiwari
	Name:	Deepankar Tiwari
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Sachin Gupta
	Name:	Sachin Gupta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)