Form 10-Q
period 2025-12-31
Zoomcar Holdings, Inc.
filed 2026-02-17
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31 2025

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

As of February12, 2026, 7,151,343 shares of the registrant’s common stock were outstanding.

ZOOMCAR HOLDINGS, INC.

Quarterly Report on Form 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain statements that may constitute forward-looking statements within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. This includes, without limitation, statements regarding expectations, hopes, beliefs, intentions, plans, prospects, financial results or strategies regarding us and the future held by our management team and the products and markets, future financial condition, expected future performance and market opportunities of our business including statements regarding (i) our offer to exchange and/or tender offer relating to our outstanding warrants and related transactions (including the timing, terms, completion and results thereof), (ii) any bridge financing or other capital raising transactions we have completed, may complete, or are contemplating, and the use of proceeds therefrom, and (iii) our plans and efforts to satisfy initial and continued listing requirements and to uplist our securities to a national securities exchange, and the timing and outcome of any such uplisting.. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Form 10-Q, forward-looking statements may be identified by the use of words such as “estimate,” “continue,” “could,” “may,” “might,” “possible,” “predict,” “should,” “would,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or indicate future events or trends or that are not statements of historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

We caution readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, which could cause the actual results to differ materially from the expected results. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q:

●	our ability to maintain the quotation of our common stock on the OTCQB;

●	our ability to execute our anticipated business plans and strategy, or continue as a going concern, particularly in light of our current liquidity and capital resources;

●	our ability to obtain additional capital, which will be necessary to continue our business and operations;

●	our ability to consummate, and the timing, terms and results of, our offer to exchange and/or tender offer relating to our outstanding warrants;

●	our ability to meet the initial and continued listing requirements of any national securities exchange and to complete any uplisting of our securities, including the timing, costs, regulatory and market conditions, and other contingencies associated with any such uplisting.

●	our limited operating history under our current business model and history of net losses;

●	our reliance on key technology providers and payment processors facilitating payments to and by our customers;

●	unfavorable interpretations of laws or regulations or changes in applicable laws or regulations;

●	the possibility that we may be adversely affected by other economic, political, business, regulatory, and/or competitive factors;

●	our estimates of future bookings, revenues and capital requirements;

●	the evolution of the markets in which we compete;

●	political instability associated with operating in current and future emerging markets we have entered or may later enter;

●	risks associated with our ability to obtain and maintain adequate insurance to cover risks associated with business operations now or in the future;

●	our ability to adhere to legal requirements with respect to the protection of personal data and privacy laws;

●	cybersecurity risks, data loss and other breaches of our network security and the disclosure of personal information or the infringement upon our intellectual property by unauthorized third parties;

●	risks associated with the performance or reliability of infrastructure upon which we rely, including, but not limited to, internet and cellular phone services;

●	the risk of regulatory or other lawsuits or proceedings relating to our platform or the peer-to-peer car sharing we facilitate;

●	increased compliance risks associated with operating in multiple foreign jurisdictions at once, including regulatory and accounting compliance issues;

●	our ability to manage the risks associated with current defaults of our outstanding indebtedness and other payment obligations to third-parties and breaches or potential breaches of our contractual and other outstanding obligations; and

●	other risks and uncertainties described in this Quarterly Report on Form 10-Q, including those under the section entitled “Risk Factors,” as well as risk factors and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which was filed with the Securities and Exchange Commission on June 30, 2025 and our Current Reports on Form 8-K

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

“Closing” means the closing of the Business Combination.

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

“OTCQX” means the OTCQX Best Market of the OTC Markets Group.

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

“Public Warrants” means one (1) whole redeemable warrant that was included in as part of each Unit, entitling the holder thereof to purchase one (1) share of Common Stock after the Business Combination at a purchase price of $11,420 per share.

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

v

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in USD, except number of shares)

As at	December 31, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents (Refer Note 27- VIE)	$208,175	$1,077,275
Accounts receivable, net of allowance for credit losses	52,331	200,650
Assets held for sale	230,596	267,293
Prepaid expenses	140,629	1,020,170
Balances with government authorities	-	187,458
Other current assets (Refer Note 27- VIE)	278,187	261,200
Total current assets	$909,918	$3,014,046
Property and equipment, net of accumulated depreciation $4,546,980 and $6,870,891 respectively	197,488	327,124
Operating lease right-of-use assets	828,612	1,021,898
Intangible assets, net of accumulated amortisation of $12,751 and $10,941 respectively	2,852	5,451
Long term investments (Refer Note 27- VIE)	21,569	25,653
Prepaid expenses	206,968	257,385
Other non-current assets, net of allowance for credit losses	607,318	705,767
Total assets	$2,774,725	$5,357,324

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable (Refer Note 27- VIE)	$14,806,739	$12,396,147
Accounts payable towards related parties	152,435	152,435
Current maturities of long-term debt	2,260,895	2,851,341
Current portion of operating lease liabilities	310,865	316,756
Finance lease liabilities	1,992,064	3,966,962
Contract liabilities	808,048	471,720
Current portion of pension and other employee obligations (Refer Note 27- VIE)	168,740	152,872
Unsecured notes	697,566	-
Convertible Redeemable note	392,900	-
Unsecured convertible note	6,408,971	6,002,269
Other current liabilities (Refer Note 27- VIE)	1,188,175	3,199,649
Total current liabilities	$29,187,398	$29,510,151
Operating lease liabilities, less current portion	609,617	801,981
Pension and other employee obligations, less current portion	406,423	394,030
Total liabilities	$30,203,438	$30,706,162
Commitments and contingencies (Note 29)
Stockholders’ deficit:
Common stock, $0.0001 par value per share, 250,000,000 shares authorized as of December 31, 2025 and March 31, 2025; 7,151,343 shares and 2,462,418 shares issued and outstanding as of December 31, 2025 and March 31, 2025 respectively	715	246
Additional paid-in capital	309,941,644	305,693,199
Accumulated deficit	(338,894,739)	(333,173,805)
Accumulated other comprehensive income	1,523,667	2,131,522

Total stockholders’ deficit	$(27,428,713)	$(25,348,838)

Total liabilities and stockholders’ deficit	$2,774,725	$5,357,324

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In USD, except number of shares)

	Three months ended December,		Nine months ended December,
	2025	2024	2025	2024
Revenue:
Revenues from services	$2,365,059	$2,448,571	$6,946,494	$6,894,511
Other revenues	-	797	18,428	42,739
Total revenue	$2,365,059	$2,449,368	$6,964,922	$6,937,250
Cost and Expenses
Cost of revenue	1,080,116	1,499,282	3,591,092	4,224,993
Technology and development	678,553	749,287	2,117,974	2,385,988
Sales and marketing	156,940	191,090	522,463	1,208,431
General and administrative	1,923,269	3,247,389	5,948,751	7,302,337
Total costs and expenses	$3,838,878	$5,687,048	$12,180,280	$15,121,749
Loss from operations before income tax	(1,473,819)	(3,237,680)	(5,215,358)	(8,184,499)
Finance costs	474,036	4,050,856	1,377,849	6,127,161
Gain on troubled debt restructuring	-	(124,299)	(72,912)	(476,746)
Other (income)/ expense, net	(1,226,383)	757,826	(799,361)	(29,297)
Loss before income taxes	$(721,472)	$(7,922,063)	$(5,720,934)	$(13,805,617)
Provision for income taxes	-	-	-	-

Net loss attributable to common stockholders	$(721,472)	$(7,922,063)	$(5,720,934)	$(13,805,617)

Net loss per share *
Basic	$(0.06)	$(71.26)	$(0.53)	$(196.31)
Diluted	$(0.06)	$(71.26)	$(0.53)	$(196.31)

Weighted average shares used in computing loss per share: *
Basic	12,237,383	111,175	10,809,458	70,326
Diluted	12,237,383	111,175	10,809,458	70,326

*	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20 respectively. (Refer Note 3A)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Operations.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In USD, except number of shares)

	Three months ended December, 31		Nine months ended December, 31
	2025	2024	2025	2024

Net loss	$(721,472)	$(7,922,063)	$(5,720,934)	$(13,805,617)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	145,450	373,803	734,898	417,695
Gain/ (Loss) for defined benefit plan	(25,676)	(12,118)	(48,147)	(54,353)

Reclassification adjustments:
Amortization of gains on defined benefit plan	(291)	(1,657)	(889)	(5,008)

Other comprehensive loss attributable to common stockholders	$119,483	$360,028	$685,862	$358,334
Comprehensive loss	$(601,989)	$(7,562,035)	$(5,035,072)	$(13,447,283)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Comprehensive Loss

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(In USD, except number of shares)

		Zoomcar Holdings, Inc.
	Shares pending issuance Amounts	Shares	Amounts	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total equity (deficit)
Balance as at April 01, 2024	$-	63,185,881	$6,319	$272,057,003	$(307,551,501)	$1,795,992	$(33,692,187)
Retroactive application of First Reverse Stock Split **	-	(62,553,508)	(6,256)	6,256	-	-	-
Retroactive application of Second Reverse Stock Split **	-	(600,213)	(60)	60	-	-	-
Balance as at April 01, 2024	-	32,160	3	272,063,319	(307,551,501)	1,795,992	(33,692,187)
Stock based compensation	-	-	-	-	-	-	-
Issue of common stock against Atalaya note	-	6,257	1	2,324,695	-	-	2,324,696
Issue of common stock warrants along with redeemable promissory notes	-	-	-	2,047,925	-	-	2,047,925
Issue of common stock warrants to placement agents	-	-	-	418,157	-	-	418,157
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	(65,190)	(65,190)
Net loss	-	-	-	-	(2,531,579)	-	(2,531,579)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	28,355	28,355
Balance as at June 30, 2024	-	38,417	4	276,854,096	(310,083,080)	1,759,157	(31,469,823)
Shares pending issuance on conversion of Unsecured promissory note	2,027,840	-	-	-	-	-	2,027,840
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	19,604	19,604
Net loss	-	-	-	-	(3,351,975)	-	(3,351,975)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	15,537	15,537
Balance as at September 30, 2024	2,027,840	38,417	4	276,854,096	(313,435,055)	1,794,298	(32,758,817)
Issuance of common stock upon conversion of unsecured promissory note^	(2,027,840)	338	0	2,027,840	-	-	-
Issue of common stock upon conversion of warrants along with redeemable promissory notes	-	46,527	5	(5)	-	-	-
Issue of common stock and warrants	-	219,939	22	2,432,949	-	-	2,432,971
Issue of common stock and pre-funded warrants (December 2024 Offering)	-				-	-	-
Issue of common stock warrants to placement agents	-	-	-	37,266	-	-	37,266
Issue of common stock warrants to placement agents (December 2024 offering)	-	-	-		-	-	-
Issuance costs towards common stock and warrants	-	-	-	(572,138)	-	-	(572,138)
Issuance of common stock upon exercise of pre-funded warrants	-	20,501	2	(2)	-	-	-
Reverse stock split rounding adjustment	-	13,190	1	(1)	-	-	-
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	(13,775)	(13,775)
Net loss	-	-	-	-	(7,922,063)	-	(7,922,063)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	373,803	373,803
Balance as at December 31, 2024	-	338,912	34	280,780,005	(321,357,118)	2,154,326	(38,422,753)

Balance as at April 01, 2025	-	2,462,418	246	305,693,199	(333,173,805)	2,131,522	(25,348,838)
Issue of common stock*	-	6,222,383	622	(584)	-	-	38
Issue of prefunded warrants in exchange of common stock*	-	(2,400,310)	(240)	240	-	-	-
Issue of prefunded warrants *	-	-	-	2,771,457	-	-	2,771,457
Warrants pending issuance in lieu of placement agent fees	-	-	-	14,139	-	-	14,139
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	(30,995)	(30,995)
Net loss	-	-	-	-	(4,205,313)	-	(4,205,313)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	(2,184)	(2,184)
Balance as at June 30, 2025	-	6,284,491	628	308,478,451	(337,379,118)	2,098,343	(26,801,696)
Issue of common stock*	-	118,236	12	(12)	-	-	-
Shares issued under employee stock plans***	-	500,000	50	284,950	-	-	285,000
Stock based compensation***	-	-	-	400,053	-	-	400,053
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	7,926	7,926
Net loss	-	-	-	-	(794,149)	-	(794,149)
Translation adjustment on derecognition of subsidiary	-	-	-	-	-	(1,404,376)	(1,404,376)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	591,632	591,632
Balance as at September 30, 2025	-	6,902,727	690	309,163,442	(338,173,267)	1,293,525	(27,715,610)
Shares cancelled^	-	(1,384)	(0)	0	-	-	-
Shares issued under employee stock plans***	-	250,000	25	129,490	-	-	129,515
Issue of prefunded warrants *	-	-	-	160,000	-	-	160,000
Stock based compensation***	-	-	-	488,712	-	-	488,712
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	(25,967)	(25,967)
Net loss	-	-	-	-	(721,472)	-	(721,472)
Translation adjustment on derecognition of subsidiary	-	-	-	-	-	110,659	110,659
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	145,450	145,450
Balance as at December 31, 2025	$-	7,151,343	$715	$309,941,644	$(338,894,739)	$1,523,667	$(27,428,713)

*	Refer Note 18 for the details of the common stock and warrants issued and exercised during the year.
**	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20 respectively. (Refer Note 3A)
***	Includes cost recorded towards restricted shares granted to CEO and RSU granted to directors/employees of the Company
^	The amount of Common stock presented as zero represents decimal value less than $1.

The accompanying notes are an integral part of these Condensed Consolidated Statements of Stockholders’ Deficit

ZOOMCAR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	December 31, 2025	December 31, 2024
	(unaudited)
A. Cash flows from operating activities
Net loss	$(5,720,934)	$(13,805,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,795	305,658
Interest on redeemable promissory note	-	1,995,967
Amortisation of discount and debt issuance cost on redeemable promissory notes	-	1,765,615
Interest on unsecured loans	150,282	-
Interest on Convertible notes	33,400	-
Interest on finance leases	230,925	1,574
Gain on modification of finance leases	-	(766)
Change in fair value of Unsecured Convertible Note	406,702	(725,362)
Change in fair value of derivative financial instruments	-	(5,471,519)
Issuance cost towards issue of common stock and warrants	-	2,868,085
Gain on sale and disposal of assets, net	901	(1,079)
Gain on sale and disposal of assets held for sale, net	(277)	(7,861)
Gain on derecognition of subsidiary, net	(1,748,508)	-
Stock based compensation	1,300,956	-
Assets written off	71,549	162,508
Liabilities written off	(1,333,749)	(494)
Payable to customers and provision written back	(73,394)	(213,287)
Gain on recovery of goods and service tax receivable	(331,847)	-
Interest on subcontractor liability	44,503	69,586
Liquidated damages	2,568,936	-
Gain on troubled debt restructuring	(72,912)	(476,746)
Impairment on assets held for sale	24,318	251,590
Host receivable written off	49,140	-
Loss on litigation settlement	-	4,338,865
Unrealized foreign currency exchange loss, net	686	852
	$(4,303,528)	$(8,942,431)
Changes in operating assets and liabilities:
Decrease in accounts receivable	141,892	92,870
Decrease/(Increase) in balances with government authorities	515,320	(58,848)
Decrease in prepaid expenses	926,191	1,300,660
(Increase)/Decrease in other assets	(106,476)	139,971
Increase in accounts payables	1,248,090	2,717,960
(Decrease) in other liabilities	(103,643)	(69,342)
Increase/(Decrease) in pension and other employee obligations	6,892	(224,386)
Decrease in operating lease right of use asset	148,195	192,983
(Decrease) in operating lease liabilities	(148,515)	(182,771)
Increase/(Decrease) in contract liabilities	369,145	(8,509)
Net cash used in operating activities (A)	$(1,306,437)	$(5,041,843)

B. Cash flows from investing activities
Payment for purchase of property and equipment, including intangible assets and capital advances	(3,917)	-
Proceeds from sale of property and equipment	-	14,201
Proceeds from sale of asset held for sale	715	86,880
(Investments in) / proceeds from fixed deposits	(976)	362,475
Net cash (used in)/generated from investing activities (B)	$(4,178)	$463,556

C. Cash flows from financing activities
Proceeds from issue of equity and warrants (including prepayment of exercise price on pre funded warrants)	-	14,634,810
Payment of issuance cost towards issue of common stock and warrants	-	(2,182,774)
Proceeds from issue of redeemable promissory notes	-	3,000,000
Payment of redeemable promissory note issue expenses	-	(491,500)
Repayment of redeemable promissory note		(3,804,000)
Proceeds from Unsecured notes	1,074,050	-
Payment of Unsecured notes issuance cost	(116,050)	-
Repayment of Unsecured notes	(405,714)	-
Proceeds from Convertible notes	372,000	-
Payment of Convertible notes issuance cost	(12,500)	-
Principal repayment of debt	(469,519)	(1,854,880)
Principal payment of finance lease obligation	(63,608)	(1,605,200)
Net cash generated from financing activities (C)	$378,659	$7,696,456

Net increase in cash and cash equivalents and restricted cash (A+B+C)	(931,956)	3,118,169
Effect of foreign exchange on cash and cash equivalents.	(31,370)	(16,940)
Cash and cash equivalents and restricted cash
Cash and cash equivalents at the beginning of period	1,077,275	1,496,144
Restricted cash included under other non-current assets at the beginning of period	94,762	-
Cash and cash equivalents derecognized due to derecognition of subsidiary	(536)	-
End of period	$208,175	$4,597,373

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	208,175	4,397,373
Restricted cash and cash equivalents included under other non-current assets		200,000
Total cash and cash equivalents and restricted cash shown in Condensed Consolidated Statement of Cash Flows	$208,175	$4,597,373

Supplemental disclosures of cash flow information
Cash refund for income taxes	-	(4,099)
Interest paid on debt	(128,120)	(167,929)
Supplemental disclosures of non-cash investing and financing activities:
Issue of Common stock upon conversion of unsecured convertible Note	-	2,324,696
Issue of warrants to redeemable promissory note holders	-	2,047,925
Issue of common stock upon exercise of warrants issued with redeemable promissory notes	-	5
Conversion of unsecured promissory note into equity (shares pending issuance)	-	2,027,840
Warrants issued to placement agents towards issue of redeemable promissory notes	-	418,157
Warrants issued to placement agents	-	1,257,449
Acquisition of assets held for sale by incurring a liability	-	238,349
Issue of common stock upon exercise of warrants	634	-
Issue of prefunded warrants in exchange of common stock	240	-
Issue of prefunded warrants in lieu of liquidated damages payable	2,931,457	-
Warrants pending issuance in lieu of placement agent fees	14,139	-

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

Going concern

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The Condensed Consolidated Financial Statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company incurred a net loss of $721,472 and $5,720,934 during the three months and nine months ended December 31, 2025, and cash used in operations was $1,306,437 for the nine months ended December 31, 2025. The Company’s accumulated deficit amounts to $338,894,739 (March 2025: $333,173,805). The Company has negative working capital of $28,277,480 as on December 31, 2025. In addition, the Company’s cash position is critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Management is evaluating plans with respect to these adverse financial conditions that have caused them to express substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to seek funding through additional debt or equity financing arrangements, implement business initiatives to improve customer experience and incremental expense reduction measures or a combination thereof to continue financing its operations. The Company filed Registration Statement under Form S-1 on May 5, 2025 to raise up to $15 million. No amount has been raised against the same. Currently the Company is working with banker and has filed with SEC a private placement document to raise a minimum of $2,00 million and a maximum of $5.00 million with an overallotment of additional $5.00 million via bridge financing and planned to raise approximately $20 million by way of uplist raise during the Calander year 2026. Further the Company continues to raise money by way of promissory note, convertible promissory note, share and warrant issuance to manage the working capital requirements. Additionally, the company entered into the financing arrangements below:

●	On July 31, 2025, the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued Bridge notes for a total principal amount of $206,225 with an initial issue discount of $23,725. The net proceeds disbursed to the Company were $175,000 after deduction of legal and due diligence fees of $7,500. Hence, the total debt issuance costs amount to $7,500. The Bridge notes have a maturity date of May 31, 2025, and bear interest at an annual rate of 12%. The notes include scheduled monthly installment repayments and interest payments starting August 30, 2025 and may be prepaid in part or full, by the Company at a discount to the outstanding balance. The notes are subject to default interest rate of 22% per annum and include customary events of default.

●	On August 19, 2025, the Company closed a Securities Purchase Agreement with Labrys Fund II, L.P. (“Labrys”) in connection for purchase of a promissory note convertible on default. Labrys purchased a note for a principal amount $180,000 with an original issue discount of $18,000 and net proceeds to the Company of $158,500 after adjusting issuance cost of $3,500. The note is repayable in 12 months maturing on August 19, 2026 with interest accruing at 12 % per annum on the outstanding principal. This note is subject to a default interest at a rate of 22% per annum and include customary events of default and covenants.

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization, Business operation and Going concern (Continued)

●	On August 24, 2025, the Company closed a Securities Purchase Agreement with AES Capital Management, LLC (“AES”) in connection with purchase of convertible redeemable notes. AES purchased for an aggregate principal amount of $75,000 with $NIL initial issue discount and disbursed sum of $71,000 (after deducting legal and due diligence fee of $4,000). The AES Notes are repayable in 12 months from their closing dates with interest accruing at 8% per annum on the outstanding principal. The AES Notes are subject to a default interest at a rate of 22% per annum and include customary events of default and covenants.

●	On August 24, 2025, the Company closed a Securities Purchase Agreement with CFI CAPITAL LLC (“CFI”) in connection with purchase of convertible redeemable notes. CFI purchased a convertible for a principal amount of $150,000 at an original issue discount of $15,000. The note is repayable in 12 months maturing on August 24, 2026 with interest accruing at 6% per annum on the outstanding principal. The Company received net proceeds of $130,000 after adjusting issuance cost of $5000. This note is subject to a default penalty amounting to increase in the principal amount by 50% and includes customary events of default and covenants.

●	On November 28, 2025, the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued Bridge notes for a total principal amount of $209,050 with an initial issue discount of $24,050. The net proceeds disbursed to the Company were $175,000 after deduction of legal and due diligence fees of $10,000. Hence, the total debt issuance costs amounts to $10,000. The Bridge notes have a maturity date of September 30, 2026, and bear interest at an annual rate of 12%. The notes include scheduled monthly installment repayments and interest payments starting December 30, 2025 and may be prepaid in part or full, by the Company at a discount to the outstanding balance. The notes are subject to default interest rate of 22% per annum and include customary events of default.

●	On December 8, 2025, the Company entered a Securities Purchase Agreement with FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC (“FIRSTFIRE”) in connection with purchase of convertible redeemable notes. FIRSTFIRE purchased a convertible for a principal amount of $220,000 at an original issue discount of $20,000. The note is repayable in 12 months maturing on December 8, 2026 with interest accruing at 12% per annum on the outstanding principal. The Company received net proceeds of $200,000 after adjusting issuance cost of NIL. This note is subject to a default penalty amounting to increase in the principal amount by 50% and includes customary events of default and covenants.

●	On December 24, 2025, the Company entered a Securities Purchase Agreement with AUCTUS FUND, LLC (“AUCTUS”) in connection with purchase of convertible redeemable notes. AUCTUS purchased a convertible for a principal amount of $125,000 at an original issue discount of $12,500. The note is maturing on December 24, 2026 with interest accruing at 10 % per annum on the outstanding principal. The Company received net proceeds of $98,500 after adjusting issuance cost of $14,000. This note is subject to a default penalty amounting to increase in the principal amount by 50% and includes customary events of default and covenants.

While these financing arrangements shall result in the payment of certain outstanding indebtedness, the Company will still need to raise additional capital imminently to have sufficient capital. There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by US GAAP have been condensed or omitted. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The results of operations for the three and nine months ended December 31, 2025, are not necessarily indicative of the results for the fiscal year ending March 31, 2026, or any future interim period.

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

As at December 31, 2025, following are the list of subsidiaries and step-down subsidiaries:

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

On November 14, 2025, Zoomcar Netherlands Holding B. V was dissolved. As at the date of dissolution, the subsidiary did not have any assets and had no ongoing operations. Accordingly, management decided to dissolve the subsidiary. Therefore, on November 14, 2025, the Company de-recognized its cost of investment and liabilities of the subsidiary and recognized a gain upon derecognition of subsidiary in the Condensed Consolidated Statements of Operations.

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

Monetary assets and liabilities, and transactions denominated in currencies other than the functional currency are remeasured at the exchange rate on the Balance Sheet date and non-monetary assets and liabilities are measured at historical exchange rates. The gains and losses resulting from remeasurement are recorded as foreign exchange gains (losses), within other income (expense), in the Condensed Consolidated Statements of Operations.

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

During the nine months ended December 31, 2025 and December 31, 2024, the Company derives its revenue principally from the following:

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

Vouchers

During the nine months ended December 31, 2025, the Company sold vouchers of certain redemption value that are utilized for payment towards facilitation fees. Vouchers may be sold for less than their redemption value and in such cases, the transaction price is limited to the amount received, unless additional consideration is expected. The sale of such vouchers results in the deferral of revenue equivalent to the amount received on the date of sale. The associated revenue is recognized when the customer utilizes such voucher. On expiry of validity of the voucher, the unutilized portion is recognized as Other operating revenues in the Condensed Consolidated Statements of Operations.

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

Cash and cash equivalents, investments, other receivables, and accounts receivable are potentially subject to credit risk concentration. The Company has not experienced any material losses related to these concentrations during the years presented. No customers accounted for 10% or more of revenue for the nine months ended December 31, 2025 and December 31, 2024.

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

The Company classifies vehicles and office equipment to be disposed of as held for sale in the period in which they are available for immediate sale in their present condition and the sale is probable and expected to be completed within one year. The Company initially measures assets held for sale at the lower of their carrying value or fair value less costs to sell and assesses their fair value annually until disposed. The fair value of Assets held for sale not traded in an active market is determined using valuation techniques which maximize the use of observable market data and rely as little as possible on entity-specific estimates. If all significant inputs required to fair value an asset are observable, the Valuation is included in Level 2.

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

The Company accounts for a modification as a separate contract when it grants an additional right of use not included in the original lease and the increase is commensurate with the standalone price for the additional right of use, adjusted for the circumstances of the particular contract. Modifications which are not accounted for as a separate contract are reassessed as of the effective date of the modification based on its modified terms and conditions and the facts and circumstances as of that date. Upon modification, the Company remeasures the lease liability to reflect changes to the remaining lease payments and discount rates and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. However, if the carrying amount of the ROU assets is reduced to zero as a result of modification, any remaining amount of the remeasurement is recognized as an expense in Condensed Consolidated Statements of Operations.

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

Unsecured Notes

During the nine months ended December 31, 2025, the Company has issued Bridge Notes which are repayable at the principal value along with an interest of 10-12% p.a. on the maturity date and has been accounted for under ASC 470-10. The Company issued these Bridge Notes at discount and incurred expenses on the issue of these Notes. As per ASC 835, the discount and the expenses incurred on issue of the Bridge Notes have been amortized over the contractual period using the effective interest method. The Bridge Notes liabilities have been presented net off the discount and issue expenses.

Convertible Notes

During the nine months ended December 31, 2025, the Company has issued Convertible Notes which are repayable at the principal value along with an interest of 6-12% p.a. on the maturity date or the holder as an option to convert those in variable number of equity shares and the same has been accounted for as a share settled debt under ASC 480-10. The Company issued these Convertible Notes at discount and incurred expenses on the issue of these Convertible Notes. As per ASC 835, the discount and the expenses incurred on issue of the Convertible Notes have been amortized over the contractual period using the effective interest method. The Convertible Notes liabilities have been presented net off the discount and issue expenses.

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

During the nine months ended December 31, 2025, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, debt, unsecured convertible note and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

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

In October 2024 and March 2025, the Company effectuated a one-for-hundred and a one-for-twenty reverse stock split respectively. All share, stock option and warrant information has been retroactively adjusted to reflect these stock splits.

xxxi.	Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation. These changes did not have any effect on net loss, stockholder’s equity, the Condensed Consolidated Statements of Operations or the net change in cash and cash equivalents in the Condensed Consolidated Statement of Cashflows.

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

In May 2025, the FASB issued ASU 2025-04 which clarifies the guidance in both ASC 606 and ASC 718 on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2025-04 will have on the Company’s Condensed Consolidated Financial Statements.

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

In December 2025, The FASB issued ASU 2025-11 to clarify and improve the guidance in ASC Topic 270, Interim Reporting, by enhancing the navigability and applicability of interim disclosure requirements. The amendments provide a comprehensive and clarified list of interim disclosures currently required under GAAP without expanding or reducing existing requirements. The ASU introduces a disclosure principle requiring entities to disclose material events occurring since the end of the last annual reporting period. It also clarifies the types of interim reporting subject to Topic 270 and the form and content of interim financial statements prepared in accordance with GAAP. The guidance is intended to improve consistency and transparency in interim reporting. The ASU is effective for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2025-11 will have on the Company’s Condensed Consolidated Financial Statements.

In December 2025, The FASB issued ASU 2025-12 as part of its ongoing Codification Improvements project to address stakeholder feedback and make incremental improvements to U.S. GAAP. The amendments are intended to correct technical errors, clarify guidance, and address unintended applications of the Codification across a broad range of Topics. These changes are not expected to significantly affect current accounting practice or impose significant costs on most entities. The ASU includes targeted amendments, with explanations provided within the Codification amendments rather than a separate basis for conclusions. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update does not have any impact on the Company’s Condensed Consolidated Financial Statements.

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

The Company’s shareholders authorized, and the Board of Directors approved for a 1-for-20 Reverse Stock Split (the “Second Reverse Stock Split”), which became effective on March 21, 2025. Any fractional shares that would have otherwise resulted from the Second Reverse Stock Split were rounded up to the nearest whole share.

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

On April 22, 2025, the Company entered into a settlement agreement with Siddharth Assets, wherein the lessor has waived a portion of the outstanding liability and penalty accrued thereon. The Company agreed to make settlement in four monthly instalments, starting from April 2025. This outstanding liability is recorded under “Other liabilities” in “Other non-current liabilities” in the Condensed Consolidated Balances Sheets for the period. In the event of default, for every defaulted installment until realization of the entire settlement amount, a stipulated amount as per the agreement shall be paid additionally each month until the default is cured. The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60. As at December 31, 2025, the Company has fully paid the balance payable against rental dues to Siddharth Assets.

The total gain on troubled debt restructuring recorded for the three months and nine months ended December 31, 2025 is $Nil and $72,912 respectively ($124,299 and $476,746 for the three months and nine months ended December 31, 2024 respectively). Basic EPS was increased by $0.007 as a result of these gains during the period ended December 31, 2025.

4	Cash and cash equivalents

The components of cash and cash equivalents were as follows:

(In USD) As at	December 31, 2025	March 31, 2025
Balances in bank accounts	$104,675	$1,077,275
Cash in transit*	103,500	-
Cash and cash equivalents	$208,175	$1,077,275

*	Cash in transit represents funds transferred by Auctus Fund LLC on December 31, 2025, which were received by the Company on January 1, 2026.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5	Accounts receivable, net of allowance for credit losses

The components of accounts receivable were as follows:

(In USD) As at	December 31, 2025	March 31, 2025
Accounts receivable	$65,118	$214,083
Allowance for credit losses	(12,787)	(13,433)
Net accounts receivable	$52,331	$200,650

The Company records an allowance for credit losses for amounts owed for completed transactions that may never settle or be collected. For the three months and nine months ended December 31, 2025, allowance amounting to $NIL and $NIL respectively was created for expected credit losses respectively (March 31, 2025 :$NIL).

Movement in allowance for expected credit loss

(In USD) As at	December 31, 2025	March 31, 2025

Balance at the beginning of the period	$13,433	$13,774
Foreign currency translation adjustment	(646)	(341)
Closing balance	$12,787	$13,433

6	Balances with government authorities

The components of balances with government authorities were as follows:

(In USD) As at	December 31, 2025	March 31, 2025
Current
Goods and service tax receivable	$3,616,337	$3,941,649
Less: Impairment*	(3,616,337)	(3,754,191)
	$-	$187,458

*	As of December 31, 2025, the impairment amounts to $3,616,337 ( March 31, 2025 : $3,754,191) for the estimated losses resulting from substantial doubt about the utilization of the tax credits. This allowance for impairment of tax credits was determined by estimating future uses of tax credits against output Goods and Service Tax (“GST”). No impairment allowance has been created for the three months and nine months ended December 31, 2025.

7	(a) Other current assets

The components of other current assets were as follows:

(In USD) As at	December 31, 2025	March 31, 2025
Security deposits	$24,230	$24,997
Franchise tax refund receivable	-	84,490
Advance to employees	24,592	29,730
Advance to suppliers	75,833	5,201
Receivables from car sale	55,107	57,892
Receivable from lender	-	-
Other receivables	98,425	58,890
Other current assets	$278,187	$261,200

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8	Assets held for sale

The components of assets held for sale were as follows:

(In USD)	December 31,	March 31,
As at	2025	2025
Vehicles	$230,356	$267,293
Office equipments	240	-
Total assets held for sale	$230,596	$267,293

Assets held for sale represents the vehicles and office equipments held for sale in the Indian subsidiary, Zoomcar India Private Limited. The gain or loss on sale of these assets is included in (Gain)/Loss on sale of assets held for sale under Other (income)/expense of Condensed Consolidated Statements of Operations.

During the three months and nine months ended December 31, 2025, total gain of $NIL and $277 respectively was recorded against (Gain)/Loss on sale of assets held for sale (gain of $5,011 and gain of $7,861 for the three months and nine months ended December 31, 2024). Further, during the three months and nine months ended December 31, 2025, the Company has recorded $NIL and $24,318 impairment respectively ($251,590 and $251,590 for the three months and nine months ended December 31, 2024).

9	Property and equipment, net

The components of property and equipment were as follows:

(In USD)	Estimated	December 31,	March 31,
As at	useful life	2025	2025
Vehicles and devices	5 years	$181,642	$2,399,282
Computer equipments	2 - 7 years	523,973	551,877
Office equipments	3 - 10 years	215,223	229,481
Furniture and fixtures	10 years	1,136	1,720
Total, at cost		921,974	3,182,360
Less: Accumulated depreciation		(724,486)	(2,855,236)
		$197,488	$327,124
Right-of-use assets under finance leases:
Vehicles, at cost		$5,499,276	$5,777,170
Accumulated depreciation		(3,822,494)	(4,015,655)
Accumulated impairment		(1,676,782)	(1,761,515)
		$-	$-

Total property and equipment, net		$197,488	$327,124

Depreciation expense for the three months and nine months ended December 31, 2025 was $24,528 and $93,393 respectively ($89,552 and $302,715 for the three months and nine months ended December 31, 2024).

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

The components of lease expense were as follows:

(In USD)	December 31,	March 31,
Period ended	2025	2025
Interest on finance lease liabilities	$233,047	$550,903
Operating lease cost	248,557	363,435
Short term lease cost	91,381	486,289
Total lease cost	$572,985	$1,400,627

Supplemental cash flow information related to leases was as follows:

(In USD)	December 31,	March 31,
Period ended	2025	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$(82,470)	$(338,626)
Financing cash outflows for finance leases	$(63,928)	$(2,103,219)

Supplemental balance sheet information related to leases was as follows:

(In USD)	December 31,	March 31,
As at	2025	2025
Operating Leases
Operating lease right-of-use assets	$828,612	$1,021,898

Current operating lease liabilities	$310,865	$316,756
Non-current operating lease liabilities	609,617	801,981
Total operating lease liabilities	$920,482	$1,118,737
Finance Leases

Property and equipment, at cost	$5,499,276	$5,777,170
Accumulated depreciation	(3,822,494)	(4,015,655)
Accumulated impairment	(1,676,782)	(1,761,515)
Property and equipment, net	$-	$-

Current finance lease liabilities	$1,992,064	$3,966,962
Total finance lease liabilities	$1,992,064	$3,966,962

Weighted Average Remaining Lease Term
Operating leases	39 months	48 months
Finance leases	9 months	18 months

Weighted Average Discount Rate
Operating leases	13.00%	13.00%
Finance leases	9.00%	9.00%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10	Leases (Continued)

	Nine months ended December 31, 2025
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases
2026	$80,208	$1,475,880
2027	336,429	1,002,485
2028	352,806	-
2029	370,001	-
Total Lease Payments	$1,139,444	$2,478,365
Less : Imputed Interest	218,962	486,301
Total Lease Liabilities	$920,482	$1,992,064

As at December 31, 2025, the Company continues to default on equated monthly installments (EMI) payments owed to Leaseplan India Private Limited (Lender). In adherence to the agreement, the Company has accumulated penal interest at a simple interest rate of 1% per month on the overdue EMIs for first 2 months of default and an additional simple interest of 1.5% per month is levied on the overdue amount as it is continues to be unpaid after 60 days from date of default, amounting to $85,037 and $175,921 for the three and nine months ending December 31, 2025 respectively ($226,093 and $226,093 for the three and nine months ended December 31, 2024 respectively).

11	Investments

The components of investments were as follows:

(In USD)	December 31,	March 31,
As at	2025	2025
Long term investments
Investments in certificate of deposits*	$21,569	$25,653
	$21,569	$25,653

*	Investments includes certificate of deposits and interest accrued on the same.

12	Other non-current assets

The components of other non-current assets were as follows:

(In USD)	December 31,	March 31,
As at	2025	2025
Security deposits	$179,645	$188,723
Deposits with tax authorities	427,673	422,282
Restricted cash*	-	94,762
Other non-current assets	$607,318	$705,767

*	Restricted cash represented amount held as an indemnification escrow fund with the placement agent for all indemnification liabilities and expenses payable by the Company as per the placement agent agreement for a period of 3 years from closing of the November 2024 Offering.

13	Accounts Payable

The components of accounts payable were as follows:

(In USD)	December 31,	March 31,
As at	2025	2025

Current
Accounts payable towards related parties	$152,435	$152,435
Accounts Payable towards others	14,806,739	12,396,147
Total accounts payable	$14,959,174	$12,548,582

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14	Debt

The components of long term and short term debt were as follows:

(In USD) As at	Effective interest rates	Original Maturities*	December 31, 2025	March 31, 2025
Current
From NBFCs
- Mahindra & Mahindra Financial Services Limited	-	February 28, 2026	$362,584	$439,415
- TATA Motors Finance Limited	12.23%	May 31, 2027	1,431,076	1,749,415
- Orix Leasing and Financial Services India Limited	-	-	-	58,978

From Others
- Kotak Mahindra Financial Services Limited	1.00%	March 31, 2026	394,827	376,861
- Clix Finance India Private Limited	0.34%	March 2, 2026	72,408	64,621
- AON Risk Insurance Services West, Inc	8.25%	April 28, 2025	-	162,051
			$2,260,895	$2,851,341

Total maturity for the year ending on December 31, 2026				$2,260,895
				$2,260,895

*	Maturities have been stated as per the respective agreements with the financiers. For Tata Motors Finance Limited, due to non-payment of scheduled EMIs, the loan is immediately payable and is classified as current. The debts are not associated with any restrictive covenants.

The Company has recorded an interest expense amounting to $46,481 and $155,632 for the three months and nine months ended December 31, 2025 ($68,032 and $230,116 for three months and nine months ended December 31, 2024).

As of December 31, 2025, the Company has defaulted on debt obligations owed to various lenders totaling to $1,014,017 (March 31, 2025 - $820,679). Further, the Company has recorded penal interest expense amounting to $22,804 and $66,502 for the three months and nine months ended December 31, 2025 respectively ($25,051 and $112,635 for three months and nine months ended December 31, 2024 respectively).

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14A	Unsecured notes

The following is a summary of the Company’s Unsecured notes payable as of December 31, 2025 and March 31, 2025:

(In USD) As at	December 31, 2025	March 31, 2025
Bridge notes	$792,188	$-
Less: Discount and debt issuance cost on issuance, net of amortization	(94,622)	-
Total	$697,566	$-

During the nine months ended December 31, 2025, the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued Bridge notes for a total principal amount of $1,162,275 with an initial issue discount of $122,275. The net proceeds disbursed to the Company were $998,500 after deduction of legal and due diligence fees of $41,500.

Additionally, $45,500 (i.e. 13% of net proceeds for the note issued in June) is due to the placement agent relating to the issuance of these bridge notes which is directly attributable to the loan raised, thereby bringing the total debt issuance costs to $87,000.

The discount and issuance cost on bridge notes has been amortized over the contractual period using the effective interest method. The unamortized discount and issuance cost have been presented as net of the bridge notes liability.

The summary of the Bridge notes is as follows:

Particulars	Issue date	Effective Interest Rates	Original maturity	December 31, 2025	March 31, 2025
1800 Diagonal Lending LLC	June 23, 2025	75.03%	March 30, 2026	$98,568	$-
Boot Capital LLC	June 23, 2025	65.95%	March 30, 2026	38,486	-
1800 Diagonal Lending LLC	July 31, 2025	54.10%	May 31, 2026	69,494	-
Boot Capital LLC	July 31, 2025	40.10%	May 31, 2026	27,089	-
1800 Diagonal Lending LLC	November 28, 2025	58.34%	September 30, 2026	115,287	-
Boot Capital LLC	November 28, 2025	39.85%	September 30, 2026	45,783	-
Firstfire Global Opportunities Fund, LLC	December 10, 2025	26.95%	December 10, 2026	203,478	-
Auctus Fund, LLC	December 24, 2025	46.38%	December 24, 2026	99,381	-
				$697,566	$-

Terms of Bridge notes

The Bridge notes issued during the nine months ended December 31, 2025, bear interest at an annual rate of 10-12%. The notes include scheduled monthly installment repayments and interest payments starting November 30, 2025 for notes issued in June 2025, August 30, 2025 for notes issued in July 2025, December 30, 2025 for notes issued in November 2025 and June 8 and 24, 2026 for notes issued in December 2025.

The notes may be prepaid in part or full by the Company at a discount to the outstanding balance. The notes are subject to default interest rate of 8-22% (as specified in the Note agreement) per annum and include customary events of default.

In the event of an uncured default under any of the Bridge notes, the holder has the right to elect to convert the outstanding amount (includes principal, accrued interest, default interest, and other fees as applicable) into the Company’s Common stock at a conversion price equal to 73-75% of the lowest trading price of the Company’s Common stock during the ten or fifteen trading days (as specified in the Note agreement) immediately prior to the applicable conversion date.

The interest on the Unsecured notes was $76,385 and $150,282 for the three months and nine months ended December 31, 2025 ($NIL and $NIL for the three months and nine months ended December 31, 2024 which has been recognized in the Condensed Consolidated Statements of Operations for their respective periods.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14B	Convertible notes

The following is a summary of the Company’s Convertible Redeemable notes payable as of December 31, 2025 and March 31, 2025:

(In USD) As at	December 31, 2025	March 31, 2025
Convertible Redeemable notes	$230,301	$-
Less: Discount and debt issuance cost on issuance, net of amortization	(16,296)	-

Promissory note	$188,504	$-
Less: Discount and debt issuance cost on issuance, net of amortization	(9,609)	-
Total	$392,900	$-

On August 24, 2025, the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued convertible redeemable notes for a total principal amount of $225,000 with an initial issue discount of $15,000. The net proceeds disbursed to the Company were $201,000 after deduction of legal and due diligence fees of $9,000. Hence, the total debt issuance costs amounts to $9,000.

On August 19, 2025, the Company entered into Securities Purchase Agreement with certain institutional accredited investor pursuant to which the Company issued a Promissory note for a total principal amount of $180,000 with an initial issue discount of $18,000. The net proceeds disbursed to the Company were $158,500 after deduction of legal and due diligence fees of $3,500. Hence, the total debt issuance costs amounts to $3,500.

The discount and issuance cost on convertible notes has been amortized over the contractual period using the effective interest method. The unamortized discount and issuance cost have been presented as net of the convertible note liability.

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

Terms of Promissory notes

The Promissory notes have a maturity date of August 19, 2026 and bear interest at an annual rate of 12%. The notes include scheduled monthly installment repayments as stipulated in the agreement and may be prepaid in part or full, by the Company at a discount to the outstanding balance.

The Holder shall have the right, on any Trading Day, at any time on or following the earlier of (i) the date that an Event of Default occurs under this Note or (ii) the date that that is one hundred eighty (180) calendar days after the Issue Date, to convert all or any portion of the then outstanding and unpaid Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of Common Stock. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Note shall be convertible into shares of Common Stock hereunder as further described in this Note (the “Conversion Price”) shall equal the Market Price (as defined in this Note), subject to adjustment as provided in this Note. “Market Price” shall mean 75% of the lowest closing bid price of the Common Stock on the Principal Market during the fifteen (15) Trading Day period immediately preceding the respective Conversion Date.

The interest on the convertible redeemable notes was $22,344 and $33,400 for the three months and nine months ended December 31, 2025 ($NIL and $NIL for the three months and nine months ended December 31, 2024 which has been recognized in the Condensed Consolidated Statements of Operations for their respective periods.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15	Unsecured convertible note (‘Atalaya Note’)

The following is a summary of the Company’s Atalaya Note payable for which it elected fair value option as on December 31, 2025 and March 31, 2025:

(In USD) As at	December 31, 2025	March 31, 2025
Atalaya Note	$6,408,971	$6,002,269
Total	$6,408,971	$6,002,269

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

The change in fair value resulted in loss of $136,060 and $406,702 that is recorded for the three months and nine months ended December 31, 2025 respectively (loss of $244,658 and gain of $725,362 for the three months and nine months ended December 31, 2024) in the Condensed Consolidated Statements of Operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). Also, Refer Note 28.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16	Other current liabilities

The components of other current liabilities were as follows:

(In USD) As at	December 31, 2025	March 31, 2025
Payable to customers	$213,292	$273,591
Statutory dues payable	150,377	1,588,047
Capital creditors	5,733	5,790
Employee benefit expenses payable	210,586	274,049
Other liabilities*	608,187	1,058,172
Other current liabilities	$1,188,175	$3,199,649

*	Includes payables related to operating leases and the residual value of vehicles acquired from Leaseplan India Private Limited.

17	Accumulated other comprehensive income/ (loss)

The components of accumulated other comprehensive income/(loss) were as follows:

(In USD) As at	December 31, 2025	March 31, 2025
(Loss)/ Gain on employee benefit
Balance, beginning of period	$(18,186)	$46,101
Recognized during the period, net of taxes amounts to $NIL	(48,147)	(57,663)
Reclassification to net income: Amortization gains	(889)	(6,624)
Balance, end of period	$(67,222)	$(18,186)

Foreign currency translation adjustment
Balance, beginning of period	$2,149,708	$1,749,891
Translation adjustment on derecognition of subsidiary	(1,293,717)	-
Translation adjustments gain recognized during the period, net of taxes amounts to $NIL	734,898	399,817
Balance, end of period	$1,590,889	$2,149,708
Accumulated other comprehensive income	$1,523,667	$2,131,522

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18	Capital Stock and Warrants

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

As of December 31, 2025, 870,187 Series A warrants exercisable at $16.12, 2,549,143 Series A warrants exercisable at $6.24, 781,122 Series B warrants exercisable at $0.002 and 64,600 Pre-funded warrants remains outstanding for the above equity offerings. During the nine months ended December 31, 2025, 4,654,461 shares were issued on exercise of Series A warrants, 1,469,497 shares on exercise of Series B warrants and 20,000 shares on exercise of Pre-funded warrants. Also during the nine months ended December 31, 2025, 233,645 Series A warrants were foregone by the investor.

As of December 31, 2025, 53,447 Placement agent warrants exercisable at $16.12, remains outstanding. During the nine months ended December 31, 2025, 93,500 shares were issued on exercise of Placement agent warrants.

Further, during the nine months ended December 31, 2025, the Company has cancelled 1,384 shares of common stock inadvertently issued in excess earlier on exercise of warrants.

As of December 31, 2025, the Company has issued 2,874,559 Pre-Funded warrants in lieu of liquidation damages payable to some investors. Out of these, 33,458 Pre-Funded warrants has been exercised during the period.

Further, during the nine months ended December 31, 2025, the Company has issued 2,400,310 Pre-Funded warrants in exchange of common stock cancelled during the period.

As of December 31, 2025, the Company has 1,894,687 number of restricted shares (1,909,833 as of March 31, 2025) and 5,256,656 number of unrestricted shares (552,585 as on March 31, 2025).

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19	Revenue

The components of revenue, net were as follows:

(In USD)	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Revenue from services
Facilitation revenue (net)	$2,365,059	$2,448,571	$6,946,494	$6,894,511

Other operating revenues	-	797	18,428	$42,739
Total	$2,365,059	$2,449,368	$6,964,922	$6,937,250

	Three months ended December 31,		Nine months ended December 31,
Revenue by geographical location	2025	2024	2025	2024
India	$2,365,059	$2,449,323	$6,964,922	$6,920,079
Egypt	-	-	-	13,225
Indonesia	-	45	-	3,946
	$2,365,059	$2,449,368	$6,964,922	$6,937,250

Contract balances

The Company’s contract liabilities for consideration collected prior to satisfying the performance obligations against scheduled trips is $700,207 and $450,355 as at December 31, 2025 and March 31, 2025 respectively.

During the nine months ended December 31, 2025, the Company has offered vouchers that results in the deferral of revenue equivalent to amount received on the date of purchase of such vouchers. The accumulated deferred revenue in relation to vouchers issued amounts to $34,211 and $NIL as at December 31, 2025 and March 31, 2025, respectively.

Further, the Company offers loyalty program, Z-Points, that results in the deferral of revenue equivalent to the retail value on the date points are earned. The Company had accumulated deferred revenue amounting to $73,631 and $21,365 as at December 31, 2025 and March 31, 2025, respectively in relation to loyalty program.

The total balance under contract liability as at December 31, 2025 and March 31, 2025 is $808,048 and $471,720, respectively.

Revenue recognized during the three months and nine months ended December 31, 2025 which was included in contract liabilities balance at the beginning of the respective period amounts to $Nil and $181,236 ($(13,488) and $256,341 recognized during the three months and nine months ended December 31, 2024).

20	Finance costs

The components of finance costs were as follows:

(In USD)	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Finance costs -other than related parties
Interest on vehicle loans	$46,481	$68,032	$155,632	$230,116
Interest on finance leases	60,667	180,841	233,047	448,050
Interest on subcontractor liability	-	23,098	44,958	69,586
Issuance cost towards issue of warrants	-	2,868,085	-	2,868,085
Interest on redeemable promissory notes	-	528,344	-	1,995,967
Interest on unsecured notes	76,385	-	150,282	-
Interest on Convertible notes	22,344	-	33,400	-
Change in fair value of Atalaya Note	136,060	244,658	406,702
Bank charges	3,422	5,100	13,185	18,705
Other borrowings cost	128,677	132,698	340,643	496,652
Total	$474,036	$4,050,856	$1,377,849	$6,127,161

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21	Other expense/(income), net

The components of other (income)/expense, net were as follows:

(In USD)	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Other (income)/expense, net - other than related parties
Interest income	$(1,359)	$(10,946)	$(7,942)	$(25,554)
Change in fair value of derivative financial instruments	-	(5,471,519)	-	(5,471,519)
Gain on modification of finance leases	-	(766)	-	(766)
Change in fair value of Atalaya Note	-	-	-	(725,362)
Loss on litigation settlement*	154,614	4,338,865	154,614	4,338,865
Loss/(Gain) on sale of property & equipment	901	115	901	(1,079)
(Gain) on sale of assets held for sale	-	(5,011)	(277)	(7,861)
Amortisation of discount and debt issuance cost on redeemable promissory notes	-	1,765,615	-	1,765,615
Gain on derecognition of subsidiary, net (Refer Note 27)***	108,696	-	(1,748,508)	-
Liquidated damages to Investors**	28,399	-	2,568,936	-
Impairment on assets held for sale	-	251,590	24,318	251,590
Loss on assets written off	-	68,768	71,549	162,508
Payable to customers and provision written back	(16,627)	(177,578)	(73,394)	(213,287)
Gain on recovery of goods and service tax receivable	(136,045)	-	(331,847)	-
Gain on write off of liabilities	(1,333,669)	(494)	(1,333,749)	(494)
Other, net	(31,293)	(813)	(123,962)	(101,953)
Total	$(1,226,383)	$757,826	$(799,361)	$(29,297)

*	On 22 November 2025, the Company entered into a settlement agreement with Dbest Cars India Private Limited to resolve a dispute arising from a previously entered agreement for sale of used cars.

**	This relates to liquidated damages to the Investors on account of delay in filing of registration statements for securities issued under multiple offerings made during the year.

***	This includes a net gain of $ 1,285,826 resulting from the derecognition of Zoomcar Netherlands Holding B. V, after derecognising the Company's cost of investment and the related liabilities of the subsidiary.

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22	Income taxes

The components of (loss)/gain before income taxes consist of the following:

(In USD)	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024

Domestic	$(2,894,271)	$(5,889,163)	$(9,690,538)	$(8,072,027)
Foreign	2,172,799	(2,032,900)	3,969,604	(5,733,590)
Loss before income taxes	$(721,472)	$(7,922,063)	$(5,720,934)	$(13,805,617)

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

The Company has computed income tax expense/(benefit) for the three months ended December 31, 2025 and December 31, 2024 by using a forecasted annual effective tax rate and adjust for any discrete items arising during the period. The Company has recorded $NIL tax expense for the given periods. Our effective tax rate was 0.00% for the three months and nine months ended December 31, 2025 and December 31, 2024, respectively. The Company has computed a valuation allowance on deferred tax assets for the three months and nine months ended December 31, 2025 and hence no deferred tax asset is recognized as December 31, 2025. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended December 31, 2025 and 2024, due to changes in valuation allowance on the deferred tax assets.

The Company has received various orders from Indian tax authorities, for details Refer Note 29.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23	Net loss per share

The components of basic and diluted loss per share were as follows:

(In USD, except loss per share)	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024

Net loss available for common shareholders (A)	$(721,472)	$(7,922,063)	$(5,720,934)	$(13,805,617)
Weighted average outstanding shares of common stock (B) #	12,237,383	111,175	10,809,458	70,326
Common stock and common stock equivalents (C) #	$12,237,383	$111,175	$10,809,458	$70,326
Loss per share
Basic (A/B)	$(0.06)	$(71.26)	$(0.53)	$(196.31)
Diluted (A/C)	$(0.06)	$(71.26)	$(0.53)	$(196.31)

Since the Company was in a loss position for the three months and nine months ended December 31, 2025 and December 31, 2024, basic loss per share was same as diluted net loss per share for the periods presented. The following potentially dilutive outstanding securities as of December 31, 2025 and December 31, 2024 were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Stock options*	16	16	16	16
Public warrants	11,500,000	11,500,000	11,500,000	11,500,000
Private warrants	19,738	19,738	19,738	19,738
Warrants issued along with redeemable promissory note	5,297	75,000	5,297	55,909
Warrants issued in November 2024 and December 2024 offering (including Second and Third closing of December offering)	3,472,777	204,551	3,472,777	68,432
Total	14,997,828	11,799,305	14,997,828	11,644,095

*	In 2012, the Company adopted its 2012 Equity Incentive Plan, under which the Company may grant options and restricted stock to eligible participants. The plan is equity settled. Options are generally granted for a term of ten years. Options have a graded vesting period of up to four years and the expenses are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the awards. The Company cancelled certain outstanding options at the time of Reverse Recapitalization. The remaining 16 fully vested options were assumed by the Company on the Reverse Recapitalization date, exercisable at exercise price ranging from $120 to $300.

#	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20 respectively. (Refer Note 3A)

24	Employee benefit plans (unfunded)

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

Pension and other employee obligations

As at	December 31, 2025	March 31, 2025
Current
Gratuity	$94,303	$82,547
Compensated absences	74,437	70,325
	$168,740	$152,872
Non-current
Gratuity	$257,480	$221,961
Compensated absences	146,936	170,062
Other statutory dues	2,007	2,007
	$406,423	$394,030

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24	Employee benefit plans (unfunded) (Continued)

I. Gratuity	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Changes in projected benefit obligation (PBO)
PBO at the beginning of the year	$342,676	$291,569	$304,509	$352,492
Service cost	16,356	15,629	54,093	50,152
Interest cost	3,812	3,891	13,345	13,867
Actuarial loss	25,676	12,118	48,147	54,353
Benefits paid	(32,830)	(38,337)	(51,917)	(184,366)
Effect of exchange rate changes	(3,907)	(6,261)	(16,394)	(7,889)
PBO at the end of the period	$351,783	$278,609	$351,783	$278,609

Accrued pension liability
Current liability	$94,303	$78,460
Non-current liability	257,480	200,149
	$351,783	$278,609

Accumulated benefit obligation	$288,991	$216,993

Net gratuity cost recognized in income statement	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Service cost	$16,356	$15,629	$54,093	$50,152
Interest cost	3,812	3,891	13,345	13,867
Amortization of net actuarial gains	(291)	(1,657)	(889)	(5,008)
Net periodic benefit cost	$19,877	$17,863	$66,549	$59,011

Re-measurement losses in other comprehensive income	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Actuarial Loss	$9,943	$12,118	$32,414	$54,353
Change in Plan assets	$15,733	-	$15,733	-
Amortization loss	(291)	(1,657)	(889)	(5,008)
Total	$25,967	$13,775	$49,036	$59,361

Components of actuarial loss:	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Actuarial (gain)/loss due to demographic assumption changes in defined benefit obligation	$(3,012)	$(3,739)	$1,867	$(2,676)
Actuarial loss due to financial assumption changes in defined benefit obligation	5,679	1,649	11,771	4,350
Actuarial loss due to experience on defined benefit obligation	23,010	14,121	34,509	52,679
Total	$25,676	$12,031	$48,147	$54,353

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24	Employee benefit plans (unfunded) (Continued)

The assumptions used in accounting for the gratuity plan are as follows:

	December 31, 2025	December 31, 2024
Discount rate - staff	6.27%	6.86%
Discount rate - independent service provider*	6.03%	6.84%
Attrition rate - staff	42.89%	42.00%
Attrition rate - independent service provider*	73.77%	81.43%
Rate of increase in compensation levels - staff	14.60%	12.87%
Rate of increase in compensation levels - independent service provider*	10.34%	11.13%

*	Independent service provider are contract employees responsible for assisting in the day to day operations of the Company.

During the period ended December 31, 2025 and December 31, 2024, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments as of December 31, 2025 is as follows:

Year ended March 31,
2026 (January 1, 2025 till March 31, 2026)	$22,609
2027	83,509
2028	55,515
2029	31,080
2030	20,534
Thereafter	138,536
Total	$351,783

II. Compensated absences

The employees are permitted to encash a maximum of 45 days of accumulated leave balance on separation. The Company has provided liability for compensated absences as per an actuarial valuation carried out by an independent actuary as of the Balance Sheet dates. The amount of compensated absences cost is $(4,869) and $37,301 for the three months and nine months ended December 31, 2025 respectively ($5,379 and $4,020 for the three months and nine months ended December 31, 2024 ).

III. Defined contribution plan

The Indian subsidiary makes provident fund contributions which are defined contribution plans, for qualifying employees. Under the Schemes, the Indian subsidiary is required to contribute a specified percentage of the payroll costs to fund the benefits. The contributions are made to provident fund in accordance with the fund rules. The interest rate payable to the beneficiaries every year is notified by the Government. The amount of contributions made to provident fund is $51,997 and $165,617 for the three months and nine months ended December 31, 2025 respectively ( $54,704 and $213,263 for the three months and nine months ended December 31, 2024 respectively).

In prior years, the Company recognized liabilities for potential exposures relating to Employees’ Provident Fund (“PF”), Employees’ State Insurance (“ESI”), Professional Tax (“PT”) and gratuity (including applicable interest) in respect of certain individual service providers (“ISPs”) who were engaged as independent consultants during FY 2017-18 to FY 2020-21.

During the period ended December 31, 2025, the Company obtained an external legal opinion and, based on such opinion together with management’s assessment of the relevant facts and circumstances, including the new wage code effective November 21, 2025, concluded that no present obligation exists as of the reporting date in respect of these matters. Accordingly, the previously recognized liability was reversed during the nine months ended December 31, 2025, resulting in a gain of USD 1,290,298, which has been presented under “Gain on write off of liabilities.”

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

25	Stock-based compensation expense

The Company adopted the 2023 Equity and Incentive Plan, which provides for grants of share-based awards, including Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), and other forms of share-based awards. The Company settles employee stock-based options with newly issued common stock of the Company. The Company has reserved 5,027,627 shares of common stock for the issuance of awards under the 2023 Plan.

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

On February 12, 2025, the Company granted 17,950 RSUs to its directors and employees wherein all the RSU’s granted will fully vest on the vesting commencement date i.e. March 31, 2025 pursuant to the amendment agreement dated March 31, 2025.

On August 4, 2025, the Company granted an additional 4,525,000 RSUs to its directors and employees with a total vesting period of 3 years. The RSUs follow a graded vesting schedule under which 25% of the units will vest after the 6th, 12th, 24th and 36th month following the vesting commencement date.

On December 11, 2025, the Company further granted 475,000 RSUs to its directors where the RSUs will vest 6 months from the vesting commencement date.

The following tables summarizes total stock-based compensation expense by function for the three and nine months ended December 31, 2025 and December 31, 2024:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Cost of revenue	$53,251	$-	$88,067	$-
Technology expenses	50,835	-	116,887	-
Marketing expenses	29,591	-	52,368	-
General and administrative expenses	355,034	-	525,859	-
Total stock-based compensation expense	$488,712	$-	$783,182	$-

The stock-based compensation expense is recorded in the employee benefit cost and apportioned basis respective functions.

The fair value of options granted is estimated on the date of grant using the Black-Scholes- option-pricing model using the weighted average assumptions. The assumptions used in the valuation are as follows:

	December 31, 2025	December 31, 2024
Dividend yield	0.00%	-
Expected volatility	60.00%	-
Risk-free interest rate	3.66 - 4.16%	-
Exercise price	-	-
Expected life (in years)	0.5 - 3	-
Stock price	0.15-0.501	-
Attrition rate	0%-19%	-

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

25	Stock-based compensation expense (Continued)

The movement in number of stock-based options outstanding and their related weighted average exercise price for the 2023 Plan are as follows:

	Nine months ended December 31,		Nine months ended December 31,
	2025		2024
	No. of options	Weighted average exercise price	No. of options	Weighted average exercise price
Outstanding at the beginning of the year	17,950	$-	-	$-
Add: Granted during the year	5,000,000	-	-	-
Less: Forfeited/Cancelled during the year	(167,077)	-	-	-
Outstanding at the end of the period	4,850,873		-

Exercisable at the end of the period	15,873	-	-	-
Unvested at the end of the period	4,835,000	-	-	-

Weighted average remaining life of vested and unvested options as at December 31, 2025 is 1.14 years (December 31, 2024 is NIL).

The compensation cost of non-vested awards not yet recognized as of December 31, 2025, is $1,472,428 (December 31,2024 : NIL). The weighted average period over which stock-based compensation expenses of non-vested awards not yet recognized is expected to be recognized is 1.14 years (December 31, 2024 : NIL).

The total intrinsic value at the date of exercise for the options exercised during the nine months ended December 31, 2025 is NIL (December 31, 2024 : NIL)

Restricted shares issued to CEO

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

The Company has registered 1,000,000 shares of common stock issuable to Mr. Deepankar Tiwari to induce Mr. Tiwari to accept employment as the Company’s CEO and the executed inducement award agreement. Such inducement awards granted to the CEO are outside of the 2023 Equity and Incentive Plan.

During the nine months ended December 31, 2025, 750,000 restricted shares have been issued to Mr. Tiwari and stock based compensation expense of $520,097 pertaining to these Restricted shares have been recorded in the Condensed Consolidated Statements of Operations.

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

The Company had following transactions with related parties:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Consultancy Charges
Deepankar Tiwari	$173,150	$-	$624,547	$-

The Company has the following outstanding balances with related parties:

As at	December 31, 2025	March 31, 2025
Payable to Director
Mohan Ananda	$152,435	$152,435

Accounts Payable
Uri Levine	$-	$62,176
Deepankar Tiwari	$47	$-

	$152,482	$214,611

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

27	Variable Interest Entities

An entity is a VIE if it has any of the following characteristics:

●	The entity does not have enough equity to finance its activities without additional subordinated financial support.

●	The equity holders, as a group, lack the characteristics of a controlling financial interest.

●	The entity is structured with non-substantive voting rights (i.e., an anti-abuse clause).

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

The VIEs have been incorporated in their respective locations to perform the business of providing mobility solutions to consumers and businesses.

The following table summarizes the assets and liabilities related to the Company’s consolidated VIEs:

	December 31, 2025	March 31, 2025
Assets
Cash and cash equivalents	$-	$2,878
Other current assets	$-	$391
Long term Investments	$-	$3,991

Liabilities
Accounts payable	$54,241	$383,355
Current portion of pension and other employee obligations	$-	$80
Other current liabilities	$8,780	$141,164

Nature of investment in the VIEs is as follows:

Name of the VIE	Place of incorporation	Nature of investment	Investor entity
Fleet Mobility Philippines Corporation *	Philippines	Debt	Zoomcar Inc.

These amounts have been eliminated during the process of consolidation.

*	In May 2022, Company had initiated the process of winding-up for Fleet Mobility Philippines Corporation. The assets consolidated for the VIE are not material.

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

27	Variable Interest Entities (Continued)

In August 2023, Zoomcar Vietnam Mobility LLC had filed for bankruptcy with the local authorities. This application was admitted by the local authorities and bankruptcy proceedings were ordered to commence on June 4, 2025. In accordance with ASC 810-10-15-10, the Company consolidated the VIE till June 3, 2025 since the Company held a variable interest and continued to be the primary beneficiary. However on June 04, 2025, the Company ceased to be the primary beneficiary and consequently, the Company has derecognized it’s cost of investment and assets and liabilities of the VIE and recognized a net gain upon derecognition of VIE amounting to $401,180 as ‘Gain on derecognition of subsidiary’ under Other expense/(income), net.

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

In accordance with ASC 810-10-15-10, the Company consolidated the VIE till August 4, 2025 since the Company held a variable interest and continued to be the primary beneficiary. However on August 05, 2025, the Company ceased to be the primary beneficiary and consequently, the Company has derecognized it’s cost of investment and assets and liabilities of the VIE and recognized a net gain upon derecognition of VIE amounting to $1,459,154 as ‘Gain on derecognition of subsidiary’ under Other expense/(income), net.

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

The carrying value of financial instruments not carried at fair value by categories are as below:

As at	December 31, 2025	March 31, 2025
	Carrying value	Carrying value
Financial assets
Cash and cash equivalents	$208,175	$1,077,275
Accounts receivable	52,331	200,650
Receivable from government authorities	-	187,458
Long term investments	21,569	25,653
Other financial assets	457,832	365,433
Total assets	$739,907	$1,856,469
Financial liabilities
Accounts payable	$14,959,174	$12,548,582
Debt	2,260,895	2,851,341
Unsecured notes	697,566	-
Convertible notes	392,900	-
Other financial liabilities	1,037,798	1,611,602
Total liabilities	$19,348,333	$17,011,525

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

28	Financial Instruments - Fair Value Measurements (Continued)

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$230,596	$-	$230,596	$-
Liabilities:
Atalaya Note	$6,408,971	$-	$-	$6,408,971

	March 31, 2025
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$267,293	$-	$267,293	$-
Liabilities:
Atalaya Note	$6,002,269	$-	$-	$6,002,269

Level 2: The fair value of Assets held for sale not traded in an active market is determined using the quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly considering all the relevant factors of assets.

The Company’s recurring Level 3 financial instruments within the Company’s fair value hierarchy as of December 31, 2025 consist of Company’s unsecured convertible note.

The changes in the fair value are summarized below:

Unsecured Convertible Note (‘Atalaya Note’)
Balance as of April 1, 2024	$10,067,601
Shares issued to Atalaya Note holders	(2,324,696)
Change in fair value of unsecured convertible note	(1,360,238)
Balance as of June 30, 2024	$6,382,667
Change in fair value of unsecured convertible note	390,218
Balance as of September 30, 2024	$6,772,885
Change in fair value of unsecured convertible note	244,658
Balance as of December 31, 2024	$7,017,543

Balance as of April 1, 2025	$6,002,269
Change in fair value of derivative financial instruments	134,582
Balance as of June 30, 2025	$6,136,851
Change in fair value of unsecured convertible note	136,060
Balance as of September 30, 2025	$6,272,911
Change in fair value of unsecured convertible note	136,060
Balance as of December 31, 2025	$6,408,971

During the three months and nine months ended December 31, 2025 and December 31, 2024 , there were no non-recurring fair value measure of assets or liabilities subsequent to initial recognition.

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

29	Commitments and contingencies

Contingencies

(A) Claims filed by customers and third-parties not acknowledged as liability amounted to $476,135 and $4,503,122 as at December 31, 2025 and March 31, 2025, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip ; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle ; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company , the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B) The Company has received various orders and show cause notices from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $3,757,205 (March 31, 2025: $9,514,651). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of December 31, 2025 and March 31, 2025.

(C) In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $377,926 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

ZOOMCAR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

29	Commitments and contingencies (Continued)

(D) On November 1, 2024, Gregory Moran, a former employee of Zoomcar India, has filed a case with the Superior Court, Delaware, challenging his termination without a cause or a sufficient notice, claiming $100,000 payment that was agreed to be paid on the 6 month anniversary of the effective date of closing of the SPAC transaction along with a 8% fully diluted equity interest in Zoomcar Holdings, Inc., non-payment of “vacation” valued at approximately $30,000, leave encashment of approximately $42,000, $96,000 entitled to him for severance pay and gratuity as per India’s Payment of Gratuity Act, 1972. Additionally, he has claimed 210,520 stock units already existing, fully vested. The Company filed a motion to dismiss the matter on November 27, 2024. On January 7, 2025, the Company subsequently filed the opening brief in support of the motion to dismiss filed on November 27, 2024. The Company further filed the opening brief in support of the motion to dismiss on 7 January 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025. Oral arguments on Zoomcar’s motion to dismiss were heard on April 29, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion in the next hearing held on August 15, 2025. The judgement from the hearing is currently pending with the Court. On November 20, 2025, the court further granted the motion to dismiss Mr. Moran’s tortious interference with contract claim and breach of New York labour law claim. The Company believes the allegations are without merit and intends to defend them vigorously and expects to prevail either at the motion stage or at a hearing on the merits.

(E) Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2023 tax returns. There are other ongoing audits in various other jurisdictions that are not material to our financial statements. The Company received an order for fiscal year 2015-16 in relation to non-deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $119,786 (March 31, 2025: $125,839). Penalty of $119,786 has been claimed but the proceedings are kept under abeyance until the above order is disposed off. The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position as at December 31, 2025 and March 31, 2025, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

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

30	Subsequent events

a)	On January 23, 2026, Zoomcar Holdings, Inc. (the “Company”) filed a Current Report on Form 8-K announcing a voluntary offer to exchange multiple classes of its outstanding warrants for shares of the Company’s common stock. Under the offer, holders of each Common Warrant are entitled to receive 20,000 shares of common stock for each warrant tendered and accepted, and holders of each Series A Warrant, Series B Warrant, Pre-Funded Warrant, Bridge Placement Agent Warrant, Placement Agent Warrant and Series A Placement Agent Warrant are entitled to receive 10 shares of common stock for each such warrant tendered and accepted. The exchange offer is subject to customary terms and stockholder approval of an increase in authorized common shares and is intended to simplify the Company’s capital structure.

Concurrently, the Company also commenced a private placement offering of up to $5 million of units, each consisting of one share of Series A convertible preferred stock initially convertible at $0.05 per share of common stock and one warrant exercisable at $0.0625 per share of common stock, subject to customary anti-dilution adjustments, with a minimum raise of $2 million and proceeds intended for general corporate purposes, including working capital. On February 12, 2026, the Company filed an amendment to the Form 8-K to reflect revised terms, including the addition of an overallotment option exercisable by the placement agent for up to an additional $5.0 million of units, an updated offering termination date of March 31, 2026, and clarification that subscription funds will be returned if the minimum offering amount of $2 million is not achieved.

(b)	On February 5, 2026, the Company revised and extended the vesting schedule for the Restricted Stock Units (RSUs) granted to its employees in August 2025. As part of this revision, the vesting originally scheduled for February 5, 2026 has been deferred to March 31, 2026.

(This space has been left intentionally blank)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2025 and 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in this Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

As of February12, 2026, we had 7,151,343 shares of our Common Stock issued and outstanding. Except as otherwise indicated, all share and per share information in this report gives effect to second reverse stock split effected on March 21, 2025 at a ratio of 1-for-20.

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

	For the three months Ended		For the nine months Ended
	December 31,	December 31,	December 31,	December 31,
(In thousands)	2025	2024	2025	2024
Booking Days	197	171	568	488
Gross Booking Value	$6,604	$6,539	$19,302	$18,888

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

(1)	Refers to calendar quarters (i.e., Q4-23 = October 01 to December 31, 2023).

For the three months ended December 31, 2025, Booking Days on the platform totaled approximately 197,327, compared to 170,830 during the three months ended December 31, 2024.

For the nine months ended December 31, 2025, Booking Days on the platform totaled approximately 568,156, compared to 487,788 during the nine months ended December 31, 2024.

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

(1)	Refers to calendar quarters (i.e., Q4-23 = October 01 to December 31, 2023).

(2)	Booking Days and GBV are for bookings completed.

During the three months ended December 31, 2025, Gross Booking Value on the platform totaled approximately $6.60 million, compared to approximately $6.54 million during the three months ended December 31, 2024.

During the nine months ended December 31, 2025, Gross Booking Value on the platform totaled approximately $19.30 million, compared to approximately $18.89 million during the nine months ended December 31, 2024.

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

Our revenue for the three and nine months ended December 31, 2025, and December 31, 2024, consists of revenue from services and other operating revenue.

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

Finance Costs

Finance costs consist primarily of interest on vehicle loans, finance leases, bridge loan , changes in fair value of Atalaya note, interest on unsecured and convertible notes and redeemable promissory note. In addition, it also includes Note issue expenses, bank charges, other borrowing costs.

Other (Income) and Expense, Net

Other expense and (income), net consists primarily of interest income, change in fair value of Atalaya note, Loss on assets written off, Liquidated damages to Investors and Gain on derecognition of subsidiary and other expenses.

Gain on troubled debt restructuring

Gain on troubled debt restructuring consists of gains on account of restructuring of loans from lenders and dues from vendors.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended Dec 31,		For the Nine Months Ended Dec 31,
	2025	2024	2025	2024
Net revenue	2,365,059	2,449,368	6,964,922	6,937,250
Costs and expenses
Cost of revenue	1,080,116	1,499,282	3,591,092	4,224,993
Technology and development	678,553	749,287	2,117,974	2,385,988
Sales and marketing	156,940	191,090	522,463	1,208,431
General and administrative	1,923,269	3,247,389	5,948,751	7,302,337
Total costs and expenses	3,838,878	5,687,048	12,180,280	15,121,749
Loss from operations	(1,473,819)	(3,237,680)	(5,215,358)	(8,184,499)
Finance costs	474,036	4,050,856	1,377,849	6,127,161
Gain on troubled debt restructuring	-	(124,299)	(72,912)	(476,746)
Other (income)/expense, net	(1,226,383)	757,826	(799,361)	(29,297)
Loss before income taxes	(721,472)	(7,922,063)	(5,720,934)	(13,805,617)
Provision for income taxes	-	-	-	-
Net loss	(721,472)	(7,922,063)	(5,720,934)	(13,805,617)

The following table sets forth our results of operations as a percentage of net revenue:

	For the Three Months Ended Dec 31,		For the Nine Months Ended Dec 31,
	2025	2024	2025	2024
Net revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue	46%	61%	52%	61%
Technology and development	29%	31%	30%	34%
Sales and marketing	7%	8%	8%	17%
General and administrative	81%	133%	85%	105%
Total costs and expenses	162%	232%	175%	218%
Loss from operations	-62%	-132%	-75%	-118%
Finance costs	20%	165%	20%	88%
Gain on troubled debt restructuring	0%	-5%	-1%	-7%
Other (income)/expense, net	-52%	31%	-11%	0%
Loss before provision for income taxes	-31%	-323%	-82%	-199%
Provision for income taxes	0%	0%	0%	0%
Net loss income	-31%	-323%	-82%	-199%

Net Revenue

	For the Three Months Ended Dec 31,				For the Nine Months Ended Dec 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenues from services	2,365,059	2,448,571	(83,512)	-3%	6,946,494	6,894,511	51,983	1%
Other revenues	-	797	(797)	-100%	18,428	42,739	(24,311)	-57%
Net Revenue	2,365,059	2,449,368	(84,309)	-3%	6,964,922	6,937,250	27,672	0%

Our total net revenue for the three months ended on December 31, 2025, and December 31, 2024, was $2.30 million and $2.45 million, respectively, representing decrease of $0.15 million, or 6%.

Our total net revenue for the nine months ended on December 31, 2025, and December 31, 2024, was $6.90 million and $6.94 million, respectively, representing a marginal decrease of $0.04 million, or 1%.

Costs and Expenses

Cost of Revenue

	For the Three Months Ended Dec 31,				For the Nine Months Ended Dec 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Cost of revenue	1,080,116	1,499,282	(419,166)	-28%	3,591,092	4,224,993	(633,901)	-15%

Cost of revenue was $1.08 million during the three months ended December 31, 2025, as compared to $1.50 million during the three months ended December 31, 2024, a reduction of $0.42 million, or 28%. These reductions in expenses were driven by overall Company-wide efforts to drive greater operational efficiency. Key drivers of the savings include $0.21 million reduction in repair and maintenance cost during the three months ended December 31, 2025 as compared to three months ended December 31, 2024 due to reduction of accident rate on the back of robust guest verification process and $0.17 million reduction in software support and maintenance expenses during the current three months ended December 31, 2025 as compared to comparable period in last fiscal year due to migration of cloud infrastructure from Amazon web services to Google cloud platform. Further there was a reduction of $0.06 million on account of depreciation of tracking devices during the current three months ended December 31, 2025 since these devices were fully depreciated in the previous fiscal year ended March 31, 2025 and $0.02 million reduction in personnel costs (driven by headcount reductions in India). These reduction in expense were partially offset due to increase in non-cash cost associated with issuance of restricted stock unit to employees amounting to $0.05 million incurred during the three months ended December 31, 2025 as compared to Nil cost during the three months ended December 31, 2024.

Cost of revenue was $3.59 million during the nine months ended December 31, 2025, as compared to $4.22 million during the nine months ended December 31, 2024, a reduction of $0.63 million, or 15%. These reductions in expenses were driven by overall Company-wide efforts to drive greater operational efficiency. Key drivers of the savings include $0.20 million reduction in personnel costs (driven by headcount reductions in India, and discontinuation of operations in Egypt and Indonesia), $0.16 million reduction on account of depreciation on tracking devices during the nine months ended December 31, 2025, since majority of the devices were completely depreciated in the previous Fiscal year ending March 31, 2025. Repair and maintenance expenses declined by $0.09 million during the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, due to reduction in accident rate on the back of robust Guest verification process, software & support maintenance were reduced by $0.18 million due to migration of cloud infrastructure from Amazon web services to Google cloud platform.

Technology and Development

	For the Three Months Ended Dec 31,				For the Nine Months Ended Dec 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Technology and development	678,553	749,287	(70,734)	-9%	2,117,974	2,385,988	(268,014)	-11%

Technology and development expenses totaled $0.68 million during the three months ended December 31, 2025 as compared to $0.75 million during the three months ended December 31, 2024 a decrease of $0.07 million, or 9%. These savings were driven by reduction of $0.10 million in IT platforms support costs as the Company continues to optimize usage of SAAS tools and cloud-based IT services while enabling more in-app features for Guests and Hosts. The aforementioned savings has been offset by increase in employee benefit costs of $0.03 million primarily due to non-cash cost associate with restricted stock units issued to employees during three months ended December 31st 2025 as compared to Nil cost booked during the three months ended December 31, 2024.

Technology and development expenses totaled $2.12 million during the nine months ended December 31, 2025, as compared to $2.39 million during the nine months ended December 31, 2024 a decline of $0.27 million, or 11%. These savings were driven by reduction of $0.16 million in IT platforms support costs as the Company continues to optimize usage of SAAS tools and cloud-based IT services while enabling more in-app features for Guests and Hosts and $ 0.11 million reduction in employee benefit expenses during the nine months ended December 31, 2025 as compared to previous comparable period.

Sales and Marketing

	For the Three Months Ended Dec 31,				For the Nine Months Ended Dec 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Sales and marketing	156,940	191,090	(34,150)	-18%	522,463	1,208,431	(685,968)	-57%

Sales and marketing expense totaled $0.16 million during the three months ended December 31, 2025, as compared to $0.19 million during the three months ended December 31, 2024, a decrease of $0.03 million, or 18%.

Sales and marketing expense totaled $0.52 million during the nine months ended December 31, 2025, as compared to $1.21 million during the nine months ended December 31, 2024, a decrease of $0.69 million, or 57%, primarily driven by $0.49 million reduction in performance and brand marketing related expenses expenses and reduced incentivization of the hosts during the nine months ending December 31, 2025 as compared to nine months ending December 31, 2024. Personal-related costs decreased by $0.19 million during the nine months ending December 31, 2025 as compared to the previous comparable period.

General and Administrative

	For the Three Months Ended Dec 31,				For the Nine Months Ended Dec 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
General and administrative	1,923,269	3,247,389	(1,324,120)	-41%	5,948,751	7,302,337	(1,353,586)	-19%

General and administrative expenses were $1.92 million during the three months ended December 31, 2025, as compared to $3.25 million during the three months ended December 31, 2024, a reduction of $1.32 million, or 41%. This reduction in general and administrative expenses is primarily due to the cost rationalization and optimization efforts resulting in reduction of $1.12 million in professional fees during the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 and reduction $0.30 million in rental expense pertaining to parking sites where assets held for sale was parked, due to sale of majority of these assets and also closure of certain regional offices during the three months ended December 31, 2025 as compared to the three months ended December 31, 2024.

General and administrative expenses were $5.95 million during the nine months ended December 31, 2025, as compared to $7.30 million during the nine months ended December 31, 2024, a reduction of $1.35 million, or 19%. This reduction is primarily due to the cost rationalization and optimization efforts resulting in reduction of $0.83 million in professional fees during the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024 and reduction $ 0.41 million in rental expense pertaining to rental towards parking sites where assets held for sale was parked, due to sale of majority of these assets and also closure of certain regional offices during the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024.

Finance Costs

	For the Three Months Ended Dec 31,				For the Nine Months Ended Dec 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Finance costs	474,036	4,050,856	(3,576,820)	-88%	1,377,849	6,127,161	(4,749,312)	-78%

Finance costs were $0.47 million during the three months ended December 31, 2025, as compared to $4.05 million during the three months ended December 31, 2024, a reduction of $3.58 million, or 88%. This is primarily due to non-cash expenses related to Discount on Common Stock and Warrants issued in November and December 2024 private placement round and Interest on redeemable promissory notes which was fully paid back in November 2024 were nil during three months ended December 31, 2025 as compared to $2.87 million and $0.53 million respectively during the three months ended December 31, 2024. Change in the fair value of Atalaya note has been reduced by $0.11 million during the three months ended December 31, 2025 as compared to three months ended December 31, 2024.

Finance costs were $1.38 million during the nine months ended December 31, 2025, as compared to $6.13 million during the nine months ended December 31, 2024, a reduction of $4.75 million, or 78%. Non-cash expenses related to discount on issuance of common stock and warrants in November and December 2024 private placement round and Interest on redeemable promissory notes were nil during the nine months ended December 31, 2025 as compared to a cost of $2.87 million and $2.00 million respectively during the nine months ended December 31, 2024. Interest on finance lease, other borrowing cost and interest on vehicle loans reduced by $0.22 million, $0.16 million and $0.07 million respectively during the nine months ending December 31, 2025 as compared to previous comparable period. These reductions were offset by increase in the fair value of Atalaya note, interest on unsecured notes and interest on convertible notes by $0.41 million, $0.15 million and $0.03 million during the nine months ended December 31, 2025, as compared the nine months ended December 31, 2024.

Gain on troubled debt restructuring

	For the Three Months Ended Dec 31,				For the Nine Months Ended Dec 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Gain on troubled debt restructuring	-	(124,299)	124,299	-100%	(72,912)	(476,746)	403,834	-85%

Gain on troubled debt restructuring during the three months ended on December 31, 2025, was Nil as compared to $0.12 million during the three months ended December 31, 2024.

Gain on troubled debt restructuring during the nine months ended on December 31, 2025 was $0.07 million as compared to $0.48 million during the nine months ended on December 31,2024.

Other expense /(income), net

	For the Three Months Ended Dec 31,				For the Nine Months Ended Dec 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Other (income) expense, net	(1,226,383)	757,826	(1,984,209)	-262%	(799,361)	(29,297)	(770,064)	2628%

Other income was $1.23 million during the three months ended December 31, 2025, versus other expenses of $0.76 million during the three months ended December 31, 2024, an increase of $1.98 million or 262%.

Liabilities with respect to contractors amounting to $1.33 were written back due to re-evaluation based on introduction of new labor code on November 21, 2025. Further there was a gain on account recovery of Goods and service taxes receivable amount to $0.14 million. These other incomes were offset partly due to loss on account of litigation settlement amounting to $0.15 million during the three months ending December 31, 2025. During the three months ended December 31, 2024, the company recorded a one-time cashless gain of $5.47 million on account of change in fair value of derivative financial instruments and payable to customers written back amounting to $0.17 million. Above gains were offset by a one-time loss on account of litigation settlement and amortization of discount and debt issuance cost on redeemable promissory notes amounting to $4.34 million and $1.77 million respectively.

Other income was $0.80 million during the nine months ended December 31, 2025, compared to $0.03 million during the nine months ended December 31, 2024, an increase in income of $0.77 million or 2628%.

This increase in other income is due to net gain on account of derecognition of subsidiary, write back of certain liabilities with respect to contractors due to re-evaluation based on introduction of new labor code on November 21, 2025 and recovery of goods and service tax receivable amounting to $1.75 million, $1.33 million and $0.33 million respectively during the nine months ended December 31, 2025 as compared to almost nil, during the nine months ended December 31, 2024. These gains were partially offset by onetime loss amounting to $2.57 million on account of liquidated damages accrued to investors of December 2024 First & second closing due to delay in registering of securities with SEC during the current nine months ending December 31, 2025, as compared to nil during the previous comparable period. During the nine months ended December 31, 2024, loss on account of litigation settlement, amortization of discount and debt issuance cost on redeemable promissory notes and impairment on assets held for sale were recorded amounting to $4.34 million, $1.77 million and $0.25 million respectively which was offset by non-cash gain on account of Change in fair value of derivative financial instrument, Change in fair value of Atalaya Note and Payable to customers and provision written back amounting to $5.47 million, $0.73 million and $0.21 million respectively.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below.

	For the Three Months Ended Dec 31,		For the Nine Months Ended Dec 31,
	2025	2024	2025	2024
Gross profit	$1,284,943	$950,086	$3,373,830	$2,712,257
Gross margin	54%	39%	48%	39%
Contribution profit	1,376,719	1,283,994	3,711,970	2,950,921
Contribution margin	58%	52%	53%	43%
Net loss	(721,472)	(7,922,063)	(5,720,934)	(13,805,617)
Adjusted EBITDA	$(830,277)	$(3,147,159)	$(3,816,284)	$(7,878,841)

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

We recorded a contribution profit of $1.38 million during the three months ended on December 31, 2025, versus a contribution profit of $1.28 million during the three months ended on December 31, 2024. Our gross profit improved to $1.28 million during the three months ended on December 31, 2025, versus $0.95 million during the three months ended on December 31, 2024, which was driven by reductions in cost of revenue due to the overall improvements in Companywide operational efficiencies accomplished over the past few quarters

We recorded a contribution profit of $3.71 million during the nine months ended on December 31, 2025, versus a contribution profit of $2.95 million during the nine months ended on December 31, 2024. Our gross profit improved to $3.37 million during the nine months ended on December 31, 2025, versus $2.71 million during the nine months ended on December 31, 2024, which was driven by reductions in cost of revenue due to the overall improvements in Companywide operational efficiencies accomplished over the past few quarters. In addition, host incentives and marketing costs (excl. brand marketing) were reduced significantly by $0.38 million during the nine months ended on December 31, 2025, versus the same period in 2024, which further contributed to the Company achieving significantly higher contribution profit as compared to the previous comparable period.

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

The following tables present reconciliations of gross profit/(loss) to contribution profit/(loss) and gross margin to contribution margin for each of the periods indicated:

Contribution Profit/(Loss)

	For the Three Months Ended Dec 31,		For the Nine Months Ended Dec 31,
	2025	2024	2025	2024
Net revenue	$2,365,059	$2,449,368	$6,964,922	$6,937,250
Cost of revenue	1,080,116	1,499,282	3,591,092	4,224,993
Gross profit	1,284,943	950,086	3,373,830	2,712,257
Add: Depreciation and amortization in COR	13,258	73,683	58,985	222,862
Add: Stock-based compensation in COR	53,251	-	88,067	-
Add: Overhead costs in COR (rent, software support, insurance, travel)	106,366	286,639	433,341	636,960
Less: Host Incentives and Marketing costs (excl. brand marketing)	81,099	26,414	242,253	621,158
Less: Host incentives	16,412	32,800	93,567	110,664
Less: Marketing costs (excl. brand marketing)	64,687	(6,386)	148,686	510,494
Contribution profit	$1,376,719	$1,283,994	$3,711,970	$2,950,921
Contribution margin	58%	52%	53%	43%

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

We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating the results of our operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, we have included adjusted EBITDA because it is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

Our adjusted EBITDA loss reduced to $0.83 million during the three months ended on December 31, 2025, as compared to an adjusted EBITDA loss of $3.15 million during the three months ended on December 31, 2024.  This improvement is a direct result of broad-based cost reduction and optimization initiatives. These initiatives successfully lowered our cost of revenue, technology and development costs, sales and marketing costs, and general and administrative costs (as detailed in the preceding section).

Our adjusted EBITDA loss has reduced to $3.82 million during the nine months ended on December 31, 2025, as compared to an adjusted EBITDA loss of $7.88 million during the nine months ended on December 31, 2024.This improvement is a direct result of broad-based cost reduction and optimization initiatives. These initiatives successfully lowered our cost of revenue, technology and development costs, sales and marketing costs, and general and administrative costs (as detailed in the preceding section).

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, Net (Loss) / Income:

	For the Three Months Ended Dec 31,		For the Nine Months Ended Dec 31,
	2025	2024	2025	2024
Net Loss	$(721,472)	$(7,922,063)	$(5,720,934)	$(13,805,617)
Add/ (deduct)
Stock-based compensation	618,227	-	1,303,279	-
Depreciation and amortization	25,315	90,521	95,795	305,658
Finance costs	474,036	4,050,856	1,377,849	6,127,161
Other (income)/expenses, net	(1,226,383)	757,826	(799,361)	(29,297)
Gain on troubled debt restructuring	-	(124,299)	(72,912)	(476,746)
Adjusted EBITDA	$(830,277)	$(3,147,159)	$(3,816,284)	$(7,878,841)

Liquidity and Capital Resources

During the nine months ended December 31, 2025, and 2024 respectively, we used cash flows from operations of $1.31 million and $ 5.04 million, respectively, reflecting greater operating cost efficiencies and reduced overhead expenditures in 2025. The Company incurred a net loss of $5.72 million and $13.81 million during the nine months ended December 31, 2025, and 2024, respectively, and the accumulated deficit amounts to $338.89 million and $321.36 million as of December 31, 2025, and 2024, respectively.

As of December 31, 2025, our cash and cash equivalents totaled $0.21 million.

Our primary use of cash is to fund our existing operations. If we have sufficient working capital, we will continue to invest in growth of our business, product development and our technology platform. We expect that our general and administrative expenses will be reduced on an absolute dollar basis due to our efforts to manage cost, use of our cash effectively and improve profitability while managing our research and development programs. As on December 31, 2025, the Company’s cash position was critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain Hosts and Guests, and the scope of future sales and marketing activities.

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date of the Unaudited Condensed Consolidated Financial Statements were issued. The Company underwent various rounds of financing as described in the “Financing Arrangements” section (see Management’s Discussion and Analysis of Financial Condition and Results of Operations of this form 10-Q), which resulted in the payment of certain outstanding indebtedness, the Company will still need to raise additional capital imminently to have sufficient growth capital. The Company believes that current cash and cash equivalents will allow the Company to continue operations through March 31, 2026, if the Company does not make payment towards its currently outstanding indebtedness and future accruals.

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

Financing Arrangements

We have financed our operations through revenue generated from sales, borrowings, and issuance of Common Stock, preferred stock, senior subordinated convertible promissory notes, convertible promissory note and unsecured convertible notes and redeemable promissory notes. The transactions pertaining to issuance of common stock, debt instruments and other financing arrangements are listed below:

Reverse Stock Splits

The Company’s shareholders authorized, and the Board of Directors approved for a 1-for-100 Reverse Stock Split, which became effective on October 21, 2024.

The Company’s shareholders authorized, and the Board of Directors approved for a 1-for-20 Reverse Stock Split, which became effective on March 21, 2025.

Issuances of Common Stock

In December 2023, we raised $5,000,000 against issuance of 16,667 shares (1,666,666 prior to Reverse Stock Split) to Mohan Ananda, the former Chairman of Board of Directors and our largest shareholder.

In May 2024, we issued 125,120 shares (12,512,080 prior to Reverse Stock Split) to Atalaya Note holders to settle a part of the unsecured promissory note liability.

Private Placement of Equity

On November 5, 2024, the Company entered into a private placement transaction for gross proceeds of $9.15 million (before deduction of fees to the placement agent and other offering expenses payable by the Company). Aegis Capital Corp. acted as the Exclusive Placement Agent for the private placement. The Company used the net proceeds from the private placement to repay approximately $3.80 million of outstanding indebtedness (including accrued interest).

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

Debt Financings

Debentures and Other Borrowings from Financial Institutions

We have obtained loan facilities from various financial institutions during earlier time periods, which remained outstanding as of December 31, 2025.

Unsecured Convertible Notes

In December 2023, we issued an Unsecured Convertible Note bearing a principal amount of $8,434,605.

Redeemable and Bridge Notes

June 2024 Redeemable Promissory Notes

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

Convertible Notes

On August 24, 2025, the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued convertible redeemable notes for a total principal amount of $225,000 with an initial issue discount of $15,000. The net proceeds disbursed to the Company were $201,000 after deduction of legal and due diligence fees of $9,000. Hence, the total debt issuance costs amounts to $9,000.

On August 11, 2025, the Company entered into Securities Purchase Agreement with certain institutional accredited investor pursuant to which the Company issued Promissory note for a total principal amount of $180,000 with an initial issue discount of $18,000. The net proceeds disbursed to the Company were $158,500 after deduction of legal and due diligence fees of $3,500. Hence, the total debt issuance costs amounts to $3,500.

Aggregate Unsecured Notes

During the nine months ended December 31, 2025, the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued Bridge notes for a total principal amount of $1,162,275 with an initial issue discount of $122,275. The net proceeds disbursed to the Company were $998,500 after deduction of legal and due diligence fees of $41,500.

Additionally, $45,500 (i.e. 13% of net proceeds for the note issued in June) is due to the placement agent relating to the issuance of these bridge notes which is directly attributable to the loan raised, thereby bringing the total debt issuance costs to $87,000.

The following table summarizes our cash flows for the periods presented:

Statements of Cash Flows Data:	For the Years Ended Dec 31,
	2025	2024
Net cash used in provided by operating activities	(1,306,437)	(5,041,843)
Net cash flows (used in)/generated from investing activities	(4,178)	463,556
Net cash generated from financing activities	378,659	7,696,456
Effect of foreign exchange on cash and cash equivalents.	(31,370)	(16,940)
Net decrease in cash and cash equivalents	(931,956)	3,118,169

Operating Activities

Net cash used in operating activities was $1.31 million and $ 5.04 million for the nine months ended December 31, 2025, and December 31, 2024, respectively. The major drivers contributing to the decrease of $3.74 million during the current nine months compared to previous nine months, included the following:

1.	Decrease in net loss of $4.64 million after adjustments for non-cash items. These adjustments include Depreciation and amortization, fair value changes in financial instruments, Interest on subcontractor liability, Gain on recovery of goods and service tax receivable, Gain on derecognition of subsidiary, interest on redeemable promissory note, gain on troubled debt restructuring, Stock based compensation, Interest on finance leases, Gain on sale and disposal of assets, net, Gain on sale and disposal of assets held for sale, net, Gain on derecognition of subsidiary, Payable to customers and provision written back, Assets written off, Liquidated damages, Host receivable written off and Unrealized foreign currency exchange loss, net ,etc.

2.	Net increase in working capital of $0.90 million was a result of improved working capital management during the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024.

Investing Activities

Net cash used in investing activities totaled nominal amount of $ 4,178 for nine months ended on December 31, 2025, as compared to cash generated from investing activities amounting to $0.46 million during the same period in 2024. The cash generated during nine months ended on December 31, 2024, is largely attributable to receipt of proceeds from maturity of investment in fixed deposits and proceeds from sale of assets held for sale.

Financing Activities

Net cash generated from financing activities totaled $0.38 million and $7.70 million during the nine months ended on December 31, 2025, and December 31, 2024, respectively. The Company received net proceeds from the issuance of unsecured notes and convertible notes amounting to $0.96 million and $0.36 million respectively, further the payments include repayment of debt $0.47 million, repayment of unsecured note amounting to $0.41 million and payment towards finance lease amounting to $0.06 million during the nine months ended December 30, 2025 as compared to higher proceeds from the issuance of redeemable promissory note amounting to $3.00 million and issuance of equity warrants net of issuance cost amounting to $12.45 million, further there are cash outflows towards redeemable promissory note issue expenses amounting to $0.49 million and repayment of Debt, redeemable promissory notes and towards finance lease amounting to $1.85 million,$3.80 million and $1.60 million respectively during the nine months ended December 31, 2024. As the Company’s cash position decreased, critical payments and debt repayments were not being made in the ordinary course of business.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business.

Below is a table that shows our contractual lease obligations as of December 31, 2025:

	Dec 31, 2025
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases
2026	80,208	1,475,880
2027	336,429	1,002,485
2028	352,806	-
2029	370,001	-
Total Lease Payments	$1,139,444	$2,478,365
Less: Imputed Interest	218,962	486,301
Total Lease Liabilities	$920,482	$1,992,064

Borrowings

The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a material penalty are not included in the table above.

As at	Dec 31, 2025
Current
From NBFCs
- Mahindra & Mahindra Financial Services Limited	$362,584
- TATA Motors Finance Limited	1,431,076

From Others
- Kotak Mahindra Financial Services Limited	394,827
- Clix Finance India Private Limited	72,408
$2,260,895

Total maturity for the year ending on December 31, 2026	$2,260,895

Contingencies

(A)	Claims filed by customers and third-parties not acknowledged as liability amounted to $476,135 and $4,503,122 as at December 31, 2025 and March 31, 2025, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company, the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B)	The Company has received various orders and show cause notices from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $3,757,205 (March 31, 2025: $9,514,651). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of December 31, 2025 and March 31, 2025.

(C)	In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $382,445 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

(D)	On November 1, 2024, Gregory Moran, a former employee of Zoomcar India, has filed a case with the Superior Court, Delaware, challenging his termination without a cause or a sufficient notice, claiming $100,000 payment that was agreed to be paid on the 6 month anniversary of the effective date of closing of the SPAC transaction along with a 8% fully diluted equity interest in Zoomcar Holdings, Inc., non-payment of “vacation” valued at approximately $30,000, leave encashment of approximately $42,000, $96,000 entitled to him for severance pay and gratuity as per India’s Payment of Gratuity Act, 1972. Additionally, he has claimed 210,520 stock units already existing, fully vested. The Company filed a motion to dismiss the matter on November 27, 2024. On January 7, 2025, the Company subsequently filed the opening brief in support of the motion to dismiss filed on November 27, 2024. The Company further filed the opening brief in support of the motion to dismiss on 7 January 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025. Oral arguments on Zoomcar’s motion to dismiss were heard on April 29, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion in the next hearing held on August 15, 2025. The judgement from the hearing is currently pending with the Court. On November 20, 2025, the court further granted the motion to dismiss Mr. Moran’s tortious interference with contract claim and breach of New York labor law claim. The Company believes the allegations are without merit and intends to defend them vigorously and expects to prevail either at the motion stage or at a hearing on the merits.

(E)	Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2023 tax returns. There are other ongoing audits in various other jurisdictions that are not material to our financial statements. The Company received an order for fiscal year 2015-16 in relation to non-deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $119,786 (March 31, 2025: $125,839). Penalty of $119,786 has been claimed but the proceedings are kept under abeyance until the above order is disposed off. The Company has filed appeals against the above orders before higher authority. The Company has not recognized any uncertain tax position as at December 31, 2025 and March 31, 2025, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

(F)	On August 2025, the Company received a notice from the legal representatives of certain holders of warrants to purchase Series E Preferred Stock of Zoomcar, Inc. pursuant to the warrant agreement dated May 12, 2021. The warrant holders have raised a dispute regarding the non-delivery of shares following the submission of their respective notices of exercise. The warrant holders are collectively entitled to warrants amounting to $6,217,614. The Company believes that such claims are without merit and is in discussion with the legal representatives to dismiss the same.

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

Unsecured Notes

During the nine months ended December 31, 2025, the Company has issued Bridge Notes which are repayable at the principal value along with an interest of 12% p.a. on the maturity date and has been accounted for under ASC 470-10. The Company issued these Bridge Notes at discount and incurred expenses on the issue of these Notes. As per ASC 835, the discount and the expenses incurred on issue of the Bridge Notes have been amortized over the contractual period using the effective interest method. The Bridge Notes liabilities have been presented net off the discount and issue expenses.

Convertible Notes

During the nine months ended December 31, 2025, the Company has issued Convertible Notes which are repayable at the principal value along with an interest of 6-12% p.a. on the maturity date or the holder as an option to convert those in variable number of equity shares and the same has been accounted for as a share settled debt under ASC 480-10. The Company issued these Convertible Notes at discount and incurred expenses on the issue of these Convertible Notes. As per ASC 835, the discount and the expenses incurred on issue of the Convertible Notes have been amortized over the contractual period using the effective interest method. The Convertible Notes liabilities have been presented net off the discount and issue expenses.

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

During the nine months ended December 31, 2025, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, debt, unsecured convertible note and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

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

Subsequent Events

Tender Offer / Warrant Exchange

On January 23, 2026, Zoomcar Holdings, Inc. (the “Company”) filed a Current Report on Form 8-K announcing a voluntary offer to exchange multiple classes of its outstanding warrants for shares of the Company’s common stock. Under the offer, holders of each Common Warrant are entitled to receive 20,000 shares of common stock for each warrant tendered and accepted, and holders of each Series A Warrant, Series B Warrant, Pre-Funded Warrant, Bridge Placement Agent Warrant, Placement Agent Warrant and Series A Placement Agent Warrant are entitled to receive 10 shares of common stock for each such warrant tendered and accepted. The exchange offer is subject to customary terms and stockholder approval of an increase in authorized common shares and is intended to simplify the Company’s capital structure.

Concurrently, the Company also commenced a private placement offering of up to $5 million of units, each consisting of one share of Series A convertible preferred stock initially convertible at $0.05 per share of common stock and one warrant exercisable at $0.0625 per share of common stock, subject to customary anti-dilution adjustments, with a minimum raise of $2 million and proceeds intended for general corporate purposes, including working capital. On February 12, 2026, the Company filed an amendment to the Form 8-K to reflect revised terms, including the addition of an overallotment option exercisable by the placement agent for up to an additional $5.0 million of units, an updated offering termination date of March 31, 2026, and clarification that subscription funds will be returned if the minimum offering amount of $2 million is not achieved.

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

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed as of March 31, 2025, in our Annual Report on Form 10-K filed on June 30, 2025, we identified five material weaknesses in our internal control over financial reporting, which remained unremedied as of December 31, 2025, related to:

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

Zoomcar believes that the termination of Mr. Moran’s employment for cause was proper in accordance with the terms of his Employment Agreement. Mr. Moran’s case in the District Court was dismissed on account of Mr. Moran’s stated intention to refile the case in Delaware Superior Court. Mr. Moran refiled his lawsuit in the Superior Court of the State of Delaware on November 1, 2024. On November 27, 2024, the Company filed a motion to dismiss certain of the causes of action for failure to state a cause of action, and the briefing on that motion was filed on January 7, 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025. Zoomcar’s oral arguments in its motion to dismiss were heard on April 29, 2025. The Court has requested additional briefing with respect to the Company’s motion to dismiss Mr. Moran’s Wage claim. The additional briefing was due on August 15, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion. On November 20, 2025, the court further granted the motion to dismiss Mr. Moran’s tortious interference with contract claim and breach of New York labor law claim. Zoomcar believes the allegations are without merit, intends to defend them vigorously and expects to prevail either at the motion stage or at a hearing on the merits. The action is currently in the discovery stage. For more information see the section herein titled “Risk-Factors — The founder and former CEO of the Company has initiated a civil complaint against the Company contesting the reasons for his termination and has raised certain other claims with regards to his ownership of the Company and compensation for termination of his employment.”

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

The Company has taken necessary financial provisions of $202,999 as recorded in the “Other expense/(income), net” in the Unaudited Condensed Consolidated Financial Statements for the nine months ending on December 31 2025.

Notice from Series E Investors

In August 2025, the Company received a notice from the legal representatives of certain holders of warrants to purchase Series E Preferred Stock of Zoomcar, Inc. pursuant to the warrant agreement dated May 12, 2021. The warrant holders have raised a dispute regarding the non-delivery of shares following the submission of their respective notices of exercise. The warrant holders have collectively claimed $6,217,614 under the said notice. The Company believes that such claims are without merit and is in discussion with their legal representatives.

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

Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs:

●	We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise funds imminently to finance operations and as a result there is substantial doubt about our ability to continue as a going concern;

●	Our Common Stock is quoted on an OTC Markets Group trading platform, the OTCQB, instead of a national exchange or quotation system. Accordingly, our investors may experience significant volatility in the market price of our Common Stock and have difficulty selling their shares.

●	Because our Common Stock is quoted on the OTCQB and not listed on a national exchange, U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because it may be considered a penny stock and thus be subject to the penny stock rules.

●	Failure to comply with the continued qualification standards within, and any removal from OTCQB could materially and adversely affect the liquidity and market price of our common stock and our access to capital.

●	Our current business model’s limited operating history and financial results make our future results, prospects, and the risks we may encounter difficult to predict.

●	In addition to our defaults under current indebtedness described elsewhere here, certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations;

●	We require additional capital to support current operations and will require additional capital to support the growth of our business, which may not be available on terms acceptable to us, or at all.

●	Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including the anti-dilution protection in the warrants issued in 2024. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future and the shares issued during the Tender Offer or any future financing will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

●	Our operating and financial forecasts are subject to various known and unknown contingencies and factors outside of our control and may not prove accurate, and we may not achieve results consistent with management’s expectations;

●	We have issued a significant number of warrants and exercise of these securities and the sale of the shares of Common Stock issuable thereunder (along with the issuance of any similar securities in the future,) will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

●	Our pending warrant exchange offer may not be completed and could fail to achieve its intended reduction in warrant overhang.

●	The warrant exchange offer and recent bridge financings will result in substantial dilution and do not provide significant cash proceeds.

●	We have relied on short-term and bridge financings with dilutive or restrictive terms and may be unable to raise additional capital.

●	The market for online platforms for peer-to-peer car sharing is relatively new and rapidly evolving. If we fail to successfully adapt to developments in our market, or if peer-to-peer car sharing online platforms do not achieve general acceptance, it could adversely affect our business, financial condition and operating results;

●	If we do not retain existing Hosts, or attract and maintain new Hosts, or if Hosts fail to provide an adequate supply of high-quality vehicles, our business, financial condition, and results of operations may be negatively impacted;

●	If we fail to retain existing Guests, or attract and maintain new Guests, our business, financial condition, and results of operations may be negatively impacted;

●	If we are unable to introduce new or upgraded platform features that Hosts or Guests recognize as valuable, we may fail to retain and attract such users to our platform and our operating results would be adversely affected;

●	Our success depends upon our ability to maintain favorable customer reviews and ratings, and if our reputation suffers, our business, financial condition and operating results may be adversely affected;

●	Maintaining and enhancing our brand and reputation is critical to our business prospects. While we have taken significant steps to build and improve our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer;

●	Breaches and other types of security incidents of our networks or systems similar to the recent Cybersecurity Incident, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing Hosts and Guests and attract new Hosts and Guests, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects;

●	Our business depends on attracting and retaining capable management, technology development and operating personnel;

●	We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures;

●	We are in the process of remediating identified material weaknesses in our internal controls and if we fail to remediate these weaknesses or if we experience additional material weakness in the future, or otherwise fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies, which may adversely affect investor confidence in the Company and the market price of our stock;

●	Geographic areas in which Zoomcar operates and plans to operate in the future have been and may continue to be subject to political and economic instability;

●	We may incur liability for the activities of Hosts or Guests which could harm our reputation, increase our operating costs, and adversely affect our business, financial condition, and operating results.;

●	Our business operations may result in losses for which we are not insured;

●	Members of our management team have limited or no prior experience managing a public company;

●	As a public company, we have incurred and expect to continue to incur increased expenses associated with the costs of being a public company.

●	We are the subject of litigation and may not have the ability or the cash to successfully defend such litigation that has been and may in the future be brought against us;

●	We are an “emerging growth company” within the meaning of the Securities Act, and, if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors;

●	Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for the Common Stock to decline;

●	The requirements of being a public company may strain our resources, divert our management’s attention, and affect our ability to attract and retain qualified independent board members;

●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition; and

●	Natural disasters, including and not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.

Risks related to our Financial Condition

We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise additional funds imminently to finance operations and as a result there is substantial doubt about our ability to continue as a going concern.

We have a history of operating losses and expect to continue incurring operating losses in the foreseeable future as we continue to develop our current business model and enhance our platform offerings. We also have indebtedness that is in default in excess of our current capital resources (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q for the nine months ended December 31, 2025). On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 1,267,728 shares of Common Stock (which takes into account an adjustment following the Company’s Share Combination Event that was effective on October 22, 2024, but not reflecting the Reverse Stock Splits) (the “June Warrants”) for gross proceeds of $3,000,000.

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

On November 28, 2025, we closed two Securities Purchase Agreements with DLL and Boot for convertible bridge notes in original principal amounts of $152,550.00 and $56,500.00, respectively. The notes bear interest at 12% per annum, are due September 30, 2026, include installment repayment features and may be prepaid at a discount, but are subject to default interest of 22% per annum and customary events of default and covenants.

On December 10, 2025, we entered into a Securities Purchase Agreement with FirstFire Global Opportunities Fund, LLC, (“FirstFire”) and issued a convertible redeemable note in a principal amount of $220,000 with an original issue discount of $20,000. The note bears interest at 12% per annum, matures 12 months after issuance, is subject to a default penalty that increases the principal amount by 50% and includes customary events of default and covenants. We received net proceeds of approximately $200,000 after fees.

On December 24, 2025, we entered into a Securities Purchase Agreement with AUCTUS FUND, LLC, (“Auctus”) and issued a promissory note for a principal amount of $125,000 with an original issue discount of $12,500 (“Auctus Note”). The note bears interest at 10% per annum with a guaranteed interest at issuance. It matures 12 months after issuance, is subject to a default interest of an additional 8% per annum and includes customary events of default and covenants. It is convertible after the later of (a) 180 days from issuance and (b) upon an event of default under the Auctus Note. We received net proceeds of approximately $100,000 after fees.

Quick Capital Note: On January 8, 2026 we entered into a Securities Purchase Agreement with Quick Capital LLC (“Quick Capital”) and issued a convertible note for principal amount of $42,613.64 with an original discount of $5,113.64 (“Quick Capital note”). The Quick Capital Note bears interest at 12% per annum with a guaranteed interest at issuance, matures 6 months after issuance, and is subject to default interest of 22% per annum and includes customary events of default and covenants. It is convertible anytime or upon default and has piggyback registration rights. We received net proceeds of approximately $35,000 after fees.

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

Our ability to continue as a going concern depends on our ability to raise additional capital, and recent financings have involved highly dilutive or restrictive terms.

Zoomcar has relied on multiple bridge financings and other short-term capital raises to fund its operations. These financings have involved significant issuance costs, discounts, warrants, preferred securities or other terms that are dilutive to existing stockholders or impose restrictions on the Company’s operations. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If additional financing is not available when needed, the Company may be required to curtail or suspend its operations.

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

To continue current operations, we will need to raise capital imminently. Further, to continue to effectively compete thereafter, we will require additional funds to support the growth of our business. Our operations have consumed substantial amounts of cash, and we have incurred operating losses, since we began operating in 2013. While our cash consumption has been reduced following our business transition from short-term rental of vehicles owned by or leased to Zoomcar to an online platform for peer-to-peer car sharing, we have consumed significant amounts of cash in effecting such transition in terms of technology and platform innovation, and our cash consumption has varied over time. Because of our limited resources the company was not able to expand to emerging markets outside of India and in fact, discontinued operations in Vietnam during June 2023 and the entity was thereafter adjudged bankrupt in January 2026 and subsequently operations in Egypt, Indonesia were also discontinued during June 2024 as a result.

Our expenses in connection with actions and efforts required to operate as a public company. During the nine months ended December 31 2025, we have incurred expenses in maintaining the listing requirements and complying with statutory filings with SEC along with significant professional and consultancy fee to professionals and we contemplate that we will continue to incur these expenses as long as we remain a public company to fulfill which we will need additional capital.

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

Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including the anti-dilution protection in the warrants issued in 2024. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future and the shares issued during the Tender Offer will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

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

Additionally, on January 23, 2026, the Company commenced an offer to exchange (the “Offer to Exchange”) eligible outstanding warrants for shares of the Company’s common stock, par value $0.0001 per share, upon the terms and subject to the conditions set forth in the Company’s offer to exchange, dated January 23, 2026 (as it may be amended or supplemented from time to time, the “Offer to Exchange”), and the related letter(s) of transmittal and consent, notice(s) of withdrawal and other offer materials (together with the Offer to Exchange, as amended or supplemented from time to time, the “Offer Materials”).

The Offer to Exchange relates to eligible holders of the Company’s outstanding: Common Warrants, (ii) Series A Warrants, (iii) Series B Warrants, (iv) pre-funded warrants to purchase shares of common), (v) Bridge placement agent common stock purchase warrants issued in connection with the Company’s bridge financing on June 18, 2024 (the “Bridge Placement Agent Warrants”), (vi) placement agent common stock purchase warrants issued in connection with the Company’s private placement dated November 5, 2024 (the “Placement Agent Warrants”), and (vii) Series A placement agent warrants issued in connection with the Company’s private placement dated November 5, 2024 (the “Series A Placement Agent Warrants” and, together with the Common Warrants, Series A Warrants, Series B Warrants, Pre-Funded Warrants, Bridge Placement Agent Warrants and Placement Agent Warrants, the “Existing Warrants”).

Under the Offer to Exchange, subject to the terms and conditions described in the Offer Materials, the Company is offering to exchange the Existing Warrants for shares of Common Stock. The Offer to Exchange is conditioned upon, among other things, the adoption by the Company’s stockholders of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock (the “Authorized Share Increase”) and the filing and effectiveness of such amendment with the Secretary of State of the State of Delaware.

Upon receipt of such Stockholder Approval, the Company expects to issue a large number of shares of common stock in exchange of the Existing Warrants which may further have a negative impact on the trading price of our Common Stock.

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

Since November 2023, we have been in violation of our scheduled monthly installment payment obligations of $215,337 per month on our lease liability with Ayvens Group (f/k/a Leaseplan India Private Limited) (“Leaseplan”). Leaseplan notified us on February 7, 2024, that we are in default of our November 2023 payment. As of the date hereof, we are in default beyond the 30-day extended cure period (as envisaged under the terms of our debt with Leaseplan) of our November 2023 payment and continue to be default of all EMIs thereafter. As a result of such defaults, as of the date hereof, Leaseplan (i) has initiated the process of repossession of all vehicles, and (ii) has invoked the bank guarantee of $120,482 which was a security created by Zoomcar in favor of Leaseplan. Such outcomes may have a material adverse impact on our business, operations or financial condition. The Company continues to negotiate a deferred payment plan to the restructured debt proposal shared by the Company wherein the debt after certain waivers and discounts, will stand restructured to $4,755,942 and the Company is hopeful that Leaseplan will issue a comfort letter in this regard acknowledging the proposed payment schedule spread across six tranches repayment of the restructured debt. As of the date of this Form 10-Q, the Company has already cleared the first three tranches in accordance with the proposed payment schedule as per the comfort letter, amounting to $2,847,177 (approx.) towards the outstanding debt. The Company is yet to clear the fourth tranche of payment (as per the proposed payment schedule) which was due as of July 31, 2025 and has sought further extension of time to repay the remaining three tranches. However, on December 22, 2025, the Company received a Demand Notice from LeasePlan demanding the outstanding dues payable per the resolution agreement initially entered into by the Company and Leaseplan in August 2021 be released promptly. The Company is still discussing a deferred payment plan with LeasePlan to clear these dues and awaits LeasePlan’s confirmation on the extension sought. If LeasePlan refuses to provide us an extension for making the deferred payments, or if we are unable to execute a settlement agreement with respect to the restructured debt, or fail to honor the obligations under any proposals accepted or agreement executed for the subject matter it may, possibly result in inter alia (a) the entire outstanding debt becoming due and payable, and (b) the withdrawal of a conditional waiver of $1.2 million—which was granted during a prior restructuring making it immediately due and payable with interest of 1.5% per month.

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

Additionally, we are in various stages of discussion on deferment with our other lenders with regards to the scheduled loan payments from November 2023 onwards and extending up to December 2025. However, we have not received any formal notice of default from these other lenders, but such lenders have not formally extended or provided waivers of such overdue payments. While the Company is actively engaging in discussions with its lenders and vendors to restructure the existing indebtedness by means of reductions and deferment of payment timelines, no assurance can be made that the Company will be successful in restructuring these outstanding liabilities.

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

As of February 12, 2026, we have issued and outstanding options to purchase 16 shares of our Common Stock with a weighted average exercise price of $11,460, pre-funded warrants to purchase 5,306,013shares of Common Stock, warrants to purchase 19,369 shares of Common Stock with an exercise price of $6,000 per share which were assumed by the Company in connection with the Business Combination, 11,500,000 Public Warrants to purchase 5,750 shares of our Common Stock, each Public Warrant exercisable into one two-thousandth of one share of Common Stock at an exercise price of $11,420.00 per full share, warrants to purchase 5,297 shares of Common Stock at a current exercise price of $56.64 per share which were issued to the Placement Agent in June 2024, November Series A Warrants to purchase 763,294 shares of Common Stock at a current exercise price of $16.12, November Series B Warrants to purchase up to 5,865 shares at an exercise price of $0.002 per share, November 2024 Placement Agent warrants to purchase 53,447 shares at a current exercise price of $16.12 per share, November 2024 Placement Agent Series A warrants to purchase 106,893 shares at a current exercise price of $16.12 per share.

As of February 12, 2026, we also have issued and outstanding December 2024 Series A Warrants to purchase 5,009 shares of Common Stock at a current exercise price of $6.24 per share, December Series B Warrants to purchase up to 94,238 shares of Common Stock at a current exercise price of $0.002 per share,

As of February 12, 2026, we also have issued and outstanding February 2025 Series B Warrants to purchase up to 89,744 shares of Common Stock at a current price of $0.002 per share,

As of February 12, 2026, we have also issued and outstanding March 2025 Series A Warrants to purchase 2,544,134 shares of Common Stock at a current exercise price of $6.24 per share, and March Series B Warrants to purchase up to 591,275 shares of Common Stock at a current exercise price of $0.002 per share,

All Series B Warrants issued in the December Offering, the January/February Offering and the March Offering are exercisable for the maximum number of shares of Common Stock, because on March 18, 2025 the Board determined to fix the “Reset Price” of all of such Series B Warrants down to the “Floor Price” of $6.24 per share. The Company has agreed to deem the “Reset Date” of the Series B Warrants to be effective.

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

The completion of the warrant exchange offer would result in the issuance of a substantial number of shares of common stock and significant dilution to existing stockholders without generating additional cash proceeds.

If the warrant exchange offer is completed, the Company expects to issue a substantial number of shares of common stock in exchange for tendered warrants. The issuance of these shares will dilute the ownership interests of existing stockholders and may adversely affect the market price of the Company’s common stock. In addition, the exchange of warrants for shares of common stock will not result in any cash proceeds to the Company, and therefore will not improve the Company’s liquidity position. As a result, even if the offer is completed, the Company will continue to require additional financing to fund its operations.

If the warrant exchange offer is completed with respect to some, but not all, classes of outstanding warrants, the Company’s capital structure may remain complex and the anticipated reduction in warrant overhang may not be realized.

The Company may complete the warrant exchange offer with respect to certain classes of warrants but not others. In such event, a portion of the outstanding warrants would remain exercisable or outstanding, and the Company’s capital structure could continue to reflect a significant potential dilutive overhang. This could adversely affect the market price of the Company’s common stock, investor perception and the Company’s ability to raise additional capital.

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

We have a history of operating losses and expect to continue incurring operating losses in the foreseeable future as we continue to develop our current business model and enhance our platform offerings. We also have indebtedness that is in default in excess of our current capital resources (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Form 10-Q for the nine months ended December 31 2025). On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 1,267,728 shares of Common Stock (which takes into account an adjustment following the Company’s Share Combination Event that was effective on October 22, 2024) (the “June Warrants”) for gross proceeds of $3,000,000.

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

On November 28, 2025, we closed two Securities Purchase Agreements with DLL and Boot (“Purchase Agreements”)” for 2 convertible bridge notes (“November DLL/Boot Notes”). Pursuant to the Purchase Agreements, DLL purchased a Note in the original principal amount of $152,550.00 with an original issue discount of $17,550.00 and net proceeds to the Company of $125,000.00, after fees. Boot purchased a Note in the original principal amount of $56,500 with an original issue discount of $6,500.00 and net proceeds to the Company of $50,000.00. Each The notes bear interest at 12% per annum, are due September 30, 2026, include installment repayment features and may be prepaid at a discount, but are subject to default interest of 22% per annum and customary events of default and covenants. The notes include scheduled monthly installment repayments and interest payments starting December 30, 2025 and may be prepaid in part or full, by the Company at a discount to the outstanding balance.

On December 10, 2025, we entered into a Securities Purchase Agreement with FirstFire Global Opportunities Fund, LLC, (“FirstFire”) and issued a convertible redeemable note (“FirstFire Note”) in a principal amount of $220,000 with an original issue discount of $20,000 resulting in net proceeds of $200,000 after fees. The note bears interest at 12% per annum, matures 12 months after issuance on December 10, 2026 and is subject to a default penalty that increases the principal amount by 50% and includes customary events of default and covenants. The notes include scheduled monthly installment repayments and interest payments starting January 08, 2026 and may be prepaid in part or full by the Company at a discount to the outstanding balance.

On December 24, 2025, we entered into a Securities Purchase Agreement with AUCTUS FUND, LLC, (“Auctus”) and issued a promissory note for a principal amount of $125,000 with an original issue discount of $12,500 (“Auctus Note”) resulting in net proceeds of approximately $100,000 after fees. The note bears interest at 10% per annum with a guaranteed interest at issuance. It matures 12 months after issuance on December 24, 2026, is subject to a default interest of an additional 8% per annum and includes customary events of default and covenants. It is convertible after the later of (a) 180 days from issuance and (b) upon an event of default under the Auctus Note. The scheduled monthly installment repayments and interest payments start on June 24, 2026 and may be prepaid in part or full, by the Company at a discount to the outstanding balance.

Quick Capital Note: On January 8, 2026 we entered into a Securities Purchase Agreement with Quick Capital LLC (“Quick Capital”) and issued a convertible note for principal amount of $42,613.64 with an original discount of $5,113.64 (“Quick Capital Note”) resulting in net proceeds of approximately $35,000 after fees. The Quick Capital Note bears interest at 12% per annum with a guaranteed interest at issuance, matures 6 months after issuance on July 08, 2026, and is subject to default interest of 22% per annum and includes customary events of default and covenants. It is convertible anytime or upon default and bears piggyback registration rights.

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

The Company as on February 12, 2026 has $0.40 million of cash and cash equivalents.

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

Zoomcar believes that the termination of Mr. Moran’s employment for cause was proper in accordance with the terms of his Employment Agreement. Mr. Moran’s case in the District Court was dismissed on account of Mr. Moran’s stated intention to refile the case in Delaware Superior Court. Mr. Moran refiled his lawsuit in the Superior Court of the State of Delaware on November 1, 2024. On November 27, 2024, the Company filed a motion to dismiss certain of the causes of action for failure to state a cause of action, and the briefing on that motion was filed on January 7, 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025. Zoomcar’s oral arguments in its motion to dismiss  were heard on April 29, 2025. The Court has requested additional briefing with respect to the Company’s motion to dismiss Mr. Moran’s Wage claim. The additional briefing was due on August 15, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion. On November 20, 2025, the court further granted the motion to dismiss Mr. Moran’s tortious interference with contract claim and breach of New York labor law claim. Zoomcar believes the allegations are without merit, intends to defend them vigorously and expects to prevail either at the motion stage or at a hearing on the merits. The action is currently in the discovery stage. However, there can be no assurance that the Company will be successful in defending these claims in its entirety and such efforts may be time-consuming, costly and may have reputational and other negative effects on Zoomcar.

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

We rely on a combination of trademark, copyright, domain names, trade names and trade secret laws, international treaties, our terms of service, other contractual provisions, user policies, restrictions on disclosures, and confidentiality agreements with our employees and consultants to protect our intellectual property rights from infringement and misappropriation. We currently have 21 registered trademarks and 1 recent trademark application that has passed the formalities check and is now under further examination along with 3 trademarks at variance – refused, abandoned and opposed, 1 patent application published, 3 patent applications have been abandoned, and 1 patent application withdrawn in India; and 7 domain names.

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

In India, provisions were released between 2019 and 2021 relating to the contribution of provident fund, employee state insurance, and professional taxes by employers for the certain employees. Any delay or failure to make such contribution may result in penalties, interests, notices, or other administrative actions by the relevant local authorities in India. As of December 31 2025, Zoomcar India has incurred a penalty of less than $ 38,291/- (based on the foreign exchange rates as of December 31 2025) for failure to make timely contribution, which Zoomcar India plans to remit, with associated interest due, as instructed by the relevant local authority. This outstanding penalty and interest will continue to accrue unless paid in full, which could adversely affect our business, financial conditions and results of operations.

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

We are in default of a majority of our indebtedness of $ 25.47 million as of December 31, 2025 as more fully   described under the Unaudited Condensed Consolidated Financial Statements, which has had and will continue to have an adverse effect on our financial condition, our ability to raise additional capital to fund our operations, and our ability to operate our business. Further, in the future, we may continue to incur a material amount of indebtedness. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:

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

Risks Related to Ownership of Our Common Stock

The Company’s pending offer to exchange outstanding warrants may not be completed, which could adversely affect our capital structure, liquidity strategy and stock price.

The Company has commenced an offer to exchange certain outstanding warrants for shares of its common stock. The offer is subject to a number of conditions, including, among others, stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock. There can be no assurance that these conditions will be satisfied or that the offer will be completed on the terms currently contemplated, or at all. If the offer is delayed, amended, extended or terminated, the Company may continue to have a complex capital structure with a significant number of outstanding warrants, which could adversely affect investor perception, the market price of the Company’s common stock and the Company’s ability to raise additional capital.

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

The market price of our Common Stock has fluctuated widely since the closing of our Business Combination. During the period from January 1, 2024 to February , 2026, the trading price of our Common Stock has fluctuated from an intra-day high of $15,220 on January 12, 2024, to an intra-day low of $0.0562 on December 26, 2025.

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

As of February 12, 2026 we have a total of 7,151,343 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan and (ii) assuming no exercise of the outstanding options and warrants. All shares currently held by public stockholders and all of the shares issued in the Business Combination to former Zoomcar Stockholders are freely tradable without registration under the Securities Act (except for the Common Stock that are the subject of resale registration statement pending effectiveness or filing ), and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including our directors, executive officers and other affiliates.

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

The Company had filed a registration statement on Form S-1 on May 05, 2025, which did not take effect for resale of the securities that were issued in the Third Closing. Accordingly, owing to the delay/ ineffectiveness of the Form S-1 filed on May 05, 2025, on June 6, 2025, the Company issued a settlement letter (the “Settlement Letter”) to each of the investors from the First and the Second Closings (the “Settlement Investors”), pursuant to which the Settlement Investors agreed to the settlement of liquidated damages arising from Section 2.4 of the Registration Rights Agreements with the Investors, entered into on December 23, 2024 and January 31, 2025, respectively (“RRAs”). Under the provisions of the Settlement Letter, the Company agreed to issue an aggregate of 1,950,600 pre-funded warrants with an aggregate value of US$3,023,400 to the Settlement Investors (the “Settlement Warrants”), with each Settlement Warrant having an exercise price of $0.0001 per share of Common Stock, in consideration for the full payment of liquidated damages owed to each Settlement Investor under Section 2.4 of the applicable RRA, and each Settlement Investor’s release of the Company from any and all claims thereunder including, without limitation any additional liquidated damages. The liquidated Damages were calculated till such period that the Investor first became eligible to freely resell the underlying securities under Rule 144 of the Securities Act of 1933. The valuation of the Settlement Warrants was calculated based on the volume-weighted average price of the Company’s common stock over the five (5) trading days immediately preceding June 6, 2025.

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

In addition, the shares of Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. As of February 12, 2026, a total of 433,794 shares of Common Stock have been reserved for future issuance under the Incentive Plan.

On February 11, 2025, the Company has filed Form S-8 Registration Statement with the U.S. Securities and Exchange Commission (SEC), to register an aggregate of 392,189 shares of Common Stock, which are reserved for issuance under Zoomcar Holdings, Inc. 2023 Equity Incentive Plan (“Plan”). This Registration Statement was filed in order to register the Registrant’s Common Stock that may be offered or sold to participants under the Plan, either directly or upon exercise of options or other share-based awards granted under the Plan.

Thereafter, the company filed another S-8 on July 18, 2025 for the registration of an additional 5,008,017 shares of our Common Stock, consisting of (i) 369,311 shares of our Common Stock that our shareholders approved at a special meeting of stockholders held on February 18, 2025 and (ii) 4,638,706 shares of our Common Stock that our board of directors (the “Board”) approved on July 7, 2025.

The Company, thereafter on August 04, 2025, issued a total of 4,525,000 RSUs to its employees and directors in accordance with the Incentive Plan.

The Company has adjusted a cancellation of 217,077 RSUs owing to employee exits till February 12, 2026 for RSUs issued during February and July 2025.

This Registration Statement also registered the 1,000,000 shares of Common Stock issuable to Deepankar Tiwari, to induce the employee to accept employment as the Company’s Chief Executive Officer pursuant to a consulting agreement between the Company and Mr. Tiwari dated May 9, 2025. The inducement award was approved by the Board of Directors. The inducement award was granted outside of the Incentive Plan. Of the issued 1,000,000 shares to Deepankar Tiwari, 750,000 have vested and issued as of date of filing of this Quarterly Report on Form 10-Q.

The Company additionally issued a total of RSUs 475,000 to its directors on December 11, 2025 in accordance with the Incentive Plan.

Accordingly, shares registered under such a registration statement and RSUs that vest and are issued to the respective directors and employees thereafter will be available for sale in the open market upon the effectiveness of the registration statement or upon vesting as the case maybe.

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

On August 24, 2025, the Company issued to AES notes with an aggregate principal amount $112,500 split into $75,000and $37,500 respectively ( the AES Notes). The note amounting $75,000 is the “Primary Note” and the subsequent note of $37,500 is the “Secondary Note”. The AES Notes are repayable in 12 months from their respective closing dates with interest accruing at 8% per annum on the outstanding principal. As of date of filing of this 10-Q, the Company received net proceeds of $71,000 after adjusting issuance cost of $4,000from the issuance and closing of the Primary Notes. Apart from the events of default under the AES Notes that maty trigger conversion, the AES Notes are convertible at the option of the holder at any time for the then outstanding amounts (including principal, accrued interest, default interest, and other fees as applicable) into the Company’s Common stock at a conversion price equal to 72.5% of the average of the three lowest trading prices of the Common Stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange upon which the Common Stock may be traded in the future, for the seven prior trading days including the day upon which a Notice of Conversion is received by the Company.

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

On November 28, 2025, we closed two Securities Purchase Agreements with certain investors (1800 Diagonal Lending LLC, and Boot Capital LLC) for convertible bridge notes in original principal amounts of $152,550.00 and $56,500.00, respectively. The notes bear interest at 12% per annum, are due September 30, 2026, include installment repayment features and may be prepaid at a discount, but are subject to default interest of 22% per annum and customary events of default and covenants.

On December 10, 2025, we entered into a Securities Purchase Agreement with FirstFire Global Opportunities Fund, LLC, (“FirstFire”) and issued a convertible redeemable note in a principal amount of $220,000 with an original issue discount of $20,000. The note bears interest at 12% per annum, matures 12 months after issuance, is subject to a default penalty that increases the principal amount by 50% and includes customary events of default and covenants. We received net proceeds of approximately $200,000 after fees.

On December 24, 2025, we entered into a Securities Purchase Agreement with AUCTUS FUND, LLC, (“Auctus”) and issued a promissory note for a principal amount of $125,000 with an original issue discount of $12,500 (“Auctus Note”). The note bears interest at 10% per annum with a guaranteed interest at issuance. It matures 12 months after issuance, is subject to a default interest of an additional 8% per annum and includes customary events of default and covenants. It is convertible after the later of (a) 180 days from issuance and (b) upon an event of default under the Auctus Note. We received net proceeds of approximately $100,000 after fees.

On January 8, 2026 we entered into a Securities Purchase Agreement with Quick Capital LLC (“Quick Capital”) and issued a convertible note for principal amount of $42,613.64 with an original discount of $5,113.64 (“Quick Capital note”). The Quick Capital Note bears interest at 12% per annum with a guaranteed interest at issuance, matures 6 months after issuance, and is subject to default interest of 22% per annum and includes customary events of default and covenants. It is convertible anytime or upon default and has piggyback registration rights. We received net proceeds of approximately $35,000 after fees.

In addition, in connection with the Company’s pending offer to exchange outstanding warrants for shares of Common Stock, the Company expects to issue a substantial number of additional shares if the offer is completed. Based on the exchange ratios currently contemplated in the offer materials, the Company estimates that up to approximately 483,032,089 shares of Common Stock could be issued in the aggregate in the offer, assuming all eligible warrants are tendered and accepted for exchange. The issuance of such a significant number of shares would result in substantial dilution to existing stockholders and could materially increase the number of shares available for resale in the public market over time, which could further adversely affect the market price of the Company’s Common Stock.

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

On November 28, 2025, the Company issued $209,050 aggregate principal amount of unsecured convertible promissory notes (the “November DLL/Boot Notes”) to 1800 Diagonal Lending LLC, and Boot Capital LLC, accredited investors for cash proceeds of $175,000. The November DLL/Boot Notes matures on September 30, 2026; bear interest at 12% per annum and are convertible into shares of our common stock upon default and other specified triggers pertaining to insolvency, delisting, certain money judgements, failure to convert shares etc. at a variable per share conversion price equivalent to 75% of the lowest trading price of the common stock as reported on the OTC Markets on then traded or any exchange upon which the common stock may be traded in the future for the ten (10) prior trading days including the day upon which a Notice of Conversion is received by the Company per share, subject to beneficial ownership limitation. The issuance was made in reliance on Section 4(a)(2) and/or Rule 506(b). No underwriters or brokers were involved. The Company intends to use the proceeds for working capital in its day-day to operations.

On December 24, 2025, the Company issued $125,000 aggregate principal amount of unsecured convertible promissory notes (the “Auctus Note”) to AUCTUS FUND, LLC, (“Auctus”), an accredited investor for cash proceeds of $100,000. The Auctus Note matures on December 24, 2026; bears and interest at 10% per annum and is convertible shares of our common stock upon default and other specified triggers pertaining to insolvency, delisting, certain money judgements, failure to convert shares etc. at a variable per share conversion price equivalent to 75% of the lowest trading price of the common stock as reported on the OTC Markets on then traded or any exchange upon which the common stock may be traded in the future for the fifteen (15) prior trading days including the day upon which a Notice of Conversion is received by the Company per share, subject to beneficial ownership limitation. The issuance was made in reliance on Section 4(a)(2) and/or Rule 506(b). No underwriters or brokers were involved. The Company intends to use the proceeds for working capital in its day-day to operations.

On January 8, 2026 the Company issued $42,613.64 aggregate principal amount of unsecured convertible promissory notes (the “Quick Capital Note”) to Quick Capital LLC, an accredited investor for cash proceeds of $35,000. The Quick Capital Note matures on July 8, 2026; bears and interest at 12% per annum and is convertible shares of our common stock at any time including other specified triggers pertaining to insolvency, delisting, certain money judgements, failure to convert shares etc. at a variable per share conversion price equivalent to 73% of the lowest trading price of the common stock as reported on the OTC Markets on then traded or any exchange upon which the common stock may be traded in the future for the fifteen (15) prior trading days including the day upon which a Notice of Conversion is received by the Company per share, subject to beneficial ownership limitation. The issuance was made in reliance on Section 4(a)(2) and/or Rule 506(b). No underwriters or brokers were involved. The Company intends to use the proceeds for working capital in its day-day to operations.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period covered by this Report.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended December 31 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and none of our directors or officers adopted or terminated any non-Rule 10b5-1 trading arrangements.

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

ZOOMCAR HOLDINGS, INC.

Date: February 17, 2026	By:	/s/ Deepankar Tiwari
	Name:	Deepankar Tiwari
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2026	By:	/s/ Sachin Gupta
	Name:	Sachin Gupta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)