Form 10-K
period 2026-03-31
Zoomcar Holdings, Inc.
filed 2026-07-14
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-40964

ZOOMCAR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0431609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Anjaneya Techno Park, No.147, 1st Floor
Kodihalli, Bangalore, India 560008

+91 8048821871

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)
Common Stock, par value $0.0001 per share	ZCAR
Warrants, each exercisable for one share of Common Stock at a price of $11,420 per share, subject to adjustment	ZCARW

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2025, was $1,919,665.

As of July 13, 2026, 8,488,485 shares of the registrant’s common stock were outstanding.

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

“Transfer Agent” means Equiniti Trust Company, LLC

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

We believe our business model is particularly well-suited to emerging markets because of the transportation challenges faced by urban residents in these areas. In India, the market that Zoomcar serves, the costs of car ownership can be prohibitively high relative to average personal income levels, with less than ten percent of persons in these markets owning a car. At the same time, these individuals typically lack access to alternative transportation modalities that are sufficiently convenient or affordable. The market also has growing middle classes, rapidly urbanizing metropolitan areas, and vast numbers of young, tech-fluent citizens. In total, these overarching demographic trends all contribute to management’s estimated total addressable market for year ended March 31, 2026 in emerging markets of $186 billion, of which India accounts for $19 billion, making India the most important market for us. The opportunity around the growing total addressable market is further described under the heading “Market Opportunity” below.

Already present in over 100 cities across India, we plan to continue evolving our platform offerings to meet Guests’ mobility needs in ways that are convenient, modern and cost-efficient, providing both transportation solutions and entrepreneurship opportunities within the communities where we operate. Our business model has evolved since our inception, as our platform originally offered short-term rental of vehicles owned or leased directly by Zoomcar. Between 2018 and 2020, we began shifting the focus of our technology and product development efforts towards capabilities relevant to our current “asset-light” business model focused on our digital platform for peer-to-peer car sharing. We completed our business model shift during the second half of 2021. Over time, we have expanded our platform’s functionality, and we continue to evolve our offerings as consumer preferences change.

Our technology is the backbone of our peer-to-peer car sharing platform. As of March 31, 2026, almost half of our full-time employees are employed as technical staff that develop and refine the artificial intelligence and machine-learning algorithms that, among other things, help to optimize pricing models, determine appropriate damage coverage options for Guests, present Hosts and Guests with opportunities for ratings-based rewards and to monitor appropriate use of our platform. Our platform provides powerful tools for vehicle searching and discovery, Host and Guest chat and vehicle and driver tracking and ratings features. Highly-ranked Hosts with multiple vehicle offerings and highly rated prior hosting experiences can earn favorable placements for their vehicles on our platform. Guests can use the Host ratings and reviews shared on our platform to choose vehicles that best suit their needs and preferences. Our customized GPS-enabled vehicle tracking systems allow us to integrate Guest driving data into our computation of “driver scores” which comprise an important part of the feedback and review systems that collectively foster a trust-based community of Zoomcar platform users. We supplement our core platform technology through a software-enabled keyless entry application that is deployed across the vast majority of Host vehicles, thereby enabling Guests to access booked vehicles in a contactless fashion through their personal smartphones.

As of March 31, 2026, we had approximately 33,383 registered Host vehicles and approximately 2.5 million active Guests (defined as Guests who have searched our platform for vehicles or bookings within the preceding twelve (12)-month period) participating in our marketplace.

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

Industry and Consumer Preferences

Our platform is designed around consumer preferences and aims to provide smart transportation solutions within urban communities across emerging market countries. Mobility options are currently limited in the markets we serve and the transportation options that are currently available are often outdated, expensive and, in many cases, inflexible and inconvenient for short-term needs. Our business model and platform offerings continue to evolve with changing consumer expectations and the observable shift in emerging market populations toward personalized, digitized goods and services offered on-demand. We believe that our positioning in most major cities in India, together with our scalable technology and platform features, make Zoomcar well-positioned to continue attracting customers from addressable markets with few parallels in terms of scale and size. As further described below, based on publicly available population and economic data published by the United Nations, Fitch and other sources, coupled with Zoomcar management estimates informed by professional experience, as of March 31, 2026, our platform has a serviceable addressable market in emerging markets of approximately $46.5, assuming a penetration rate of less than 25% among potential customers expected to fall within certain demographic parameters, and a total addressable market of $186 billion in emerging markets, assuming broader adoption across a potential customer base that includes Hosts and Guests across the 25 countries we identify as our potential target markets. Based on the estimates and the bookings catered by our platform we estimate that the size of the total addressable market in India is $74.4billion, and hence, at present we are focused on investing our technology and financial resources in India. Currently all of our revenue is derived in India and as of the date of this Form 10-K have ceased operations outside India. There is no guarantee we will be able to expand into any additional markets or raise significant revenue in any new markets in which we might operate in the future.

Limitations of Current Mobility Offerings in Emerging Markets

With the rapid transition to digitally enabled consumer services, the limitations of the present mobility options in emerging markets have become more apparent:

●	Personal car ownership is expensive, inefficient and not scalable for most of the urban population. Publicly available predictive demographic data suggest that, by 2026, there will be an estimated population of 1.8 billion across “our target urban centers within these emerging market countries,” defined to include 25 countries located within Southeast Asia, countries situated in and around the Middle East and North Africa, Latin America and Central Asia (“MENA”), with corresponding vehicle ownership which we estimate (assuming a 5% compound annual growth rate) to exceed 210 million cars across our target emerging markets during the same time period. Even with this seemingly large number of cars, personal vehicle ownership rates currently remain below 10% across a majority of our target emerging markets economies. Further, in contrast to Western markets, owning a car in emerging markets can be prohibitively expensive relative to average incomes. High import duties and excise taxes in many emerging markets contribute to expensive upfront vehicle prices. At the same time, the used car market in emerging markets remains largely decentralized, unorganized and offline, thereby making it more challenging for consumers to obtain transparent, affordable pricing for quality vehicles. Additionally, the vehicle financing market remains largely undeveloped in our target emerging markets, as interest rates may be between 10% and 15%, with many financiers requiring down payments of 20% to 30% or higher. Additionally, even traditional car leasing options are in short supply in many emerging markets given the relatively high interest rate environment and lack of robust, reliable credit data, combined with other barriers to entry that may be presented by local regulatory considerations.

●	Ride sharing solutions (similar to Uber or other local market equivalent) cover very different consumer use cases and do not meet longer-distance travel requirements. Ride sharing solutions generally serve limited use cases that are focused on intra-city point-to-point travel. We believe the majority of ride sharing use cases are for trips under 15 miles, above which the pricing becomes unattractive to most consumers, as pricing models need to take into account the costs associated with the driver’s return trip, which we believe may add between 20-30% to the overall trip price. In addition to being a more cost-effective alternative to ride sharing, we believe that car sharing offers advantages relating to autonomy, privacy, convenience and comfort. Moreover, the range of vehicle options available through a car sharing platform greatly outweigh those options available under a ride-hailing option.

●	Traditional car rental and chauffer services in our target emerging markets are generally unorganized, largely offline, and oftentimes still come with a driver included. A collection of smaller, largely offline operators provides car rental services to the end consumers needing cars for personal use in our target emerging markets. In the absence of traditional car rental companies, these local “mom and pop” providers offer less standardized services that do not provide the driver with significant choice or price transparency (e.g., many still require an upfront cash deposit). Additionally, the offline providers typically do not have broad local presences and are thus unable to offer value added services like home delivery or flexible vehicle extensions. The unorganized rental providers also focus on offline fulfilment which is not digitally enabled and therefore require significant manual intervention to start the trip. A final key distinction with traditional car rental service providers in our target emerging markets is that many remain focused on providing the vehicle alongside a chauffeured driver, thereby adding to the expense of the car use.

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

Serviceable Addressable Market

We regard serviceable addressable market as an indicator of our near-term or medium-term revenue potential based on our current platform offerings, subject to various contingencies and assumptions. Zoomcar management estimates our annual global serviceable addressable market opportunity to be approximately $46.5billion, taking into account publicly-available demographic and other predictive population data and assuming that, within the same time period, our customer base expands to a total of 120 million Guests from among the total estimated population expected, by 2026, to have the following attributes (collectively, our “core demographic criteria”): residing in an urban center within one of Zoomcar’s 25 potential emerging market countries; having annual reported income within the top 65th percentile within the country of residence; between 18 and 50 years of age; and holding active drivers licenses. Based on publicly-available demographic and economic data and Zoomcar management analysis, 500million people across our target emerging markets was expected to meet these demographic criteria by 2026; we estimate, for purposes of serviceable addressable market, that approximately 24% of this total population cohort, or 120 million persons, can now book vehicles on our platform by 2026. We have also assumed, for purposes of estimating serviceable addressable market, that, for year ended on March 31 2026, our ATV was $60 of which Zoomcar’s revenue share of total GBV is ~45%. Our estimate of serviceable addressable market is not a forecast or prediction of Zoomcar’s expected operating results and is merely an estimate of Zoomcar management’s view of our addressable market, assuming, among other things, availability of quality vehicles, participation in our platform by Guests and Hosts, consistency of economic, global health and other conditions that affect our business, our customers and the markets in which we operate.

Total Addressable Market

We view total addressable market as an estimate of our platform’s total revenue potential by 2026, reflecting publicly-available demographic and economic data, as well as management estimates informed by industry knowledge and professional experience. Based on the bookings served on our platform and management estimates that, our annual global total addressable market opportunity has expand to approximately $186 billion for the year ended on March 31, 2026, using the same broad-based criteria and methodology as our estimate of serviceable addressable market, and assuming, for purposes of estimating total addressable market, that all of the persons expected to meet our core demographic criteria in 2026 are Guests engaging in transactions on our platform. For Zoomcar to achieve results approaching this total addressable market would require, among other things, expansion of our current platform functions and capabilities to meet a broader range of mobility needs and use cases and significant increases in listed vehicles and density of listings, resulting in more bookings and increased booking days by customers within our target emerging markets. As with our estimate of serviceable addressable market, Zoomcar management’s estimate of total addressable market is not a forecast or prediction of Zoomcar’s expected operating results but is intended solely as an estimate of the total market and revenues potentially available to us based on demographic data and management’s assumptions, informed by professional experience and industry knowledge, without attempting to take into consideration the numerous additional factors impacting our business, our customers and our target emerging markets.

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

Competitive Advantages

Zoomcar’s primary value proposition as a platform stem from the incredible depth and breadth of vehicles offered to Guests combined with an innate ability to provide consistent hyper-local convenience and flexibility across each transaction:

●	Unique Inventory. As on March 31, 2026, we had approximately 584 vehicle models that were listed on our platform by Hosts at thousands of pick-up locations mainly in India (which was our main market and is currently our only market). The number, size, model and makes of the vehicles listed by Hosts change from time to time but generally include a wide range of different vehicles, including SUVs, compact cars, sedans and electric vehicles. As of March 31, 2026, around 51% of our GBV was generated by trips booked with SUVs or other premium-segment vehicles and around 64% of GBV was generated from trips involving newer-model cars (manufactured in 2023, 2024, 2025 and 2026).We believe that the volume and diversity of vehicles offered by Hosts through our platform is one of our greatest assets in attracting Guests, particularly when contrasted with the cars that tend to be available through many traditional car leasing businesses in our core markets, many of which offer a more limited selection of vehicles. By offering Guests greater choice, convenience, flexibility, and comfort, we are able to reinforce positive associations with our brand and are more likely to receive positive feedback from Guests, who, consequently, are more likely to remain loyal to our platform once they have had a positive experience with a first booking or initial trip.

●	Convenience. The number of Host vehicles available on our platform, as well as the high geographic concentration of such vehicles, particularly in the largest urban areas in which we operate, maximizes Guest convenience by reducing travel time to vehicle pick-up locations. Even if part of an individual’s travel plan involves other modes of transportation such as plane travel, Zoomcar’s substantial presence in the urban areas where we operate make our platform a good option for seamless last-mile connectivity. Further, our strong hyper-local proximity helps unlock a litany of shorter-duration, in-city use cases that encourage more frequent platform usage and complements robust organic demand for longer-duration, out-of-city travel. Strong vehicle density also helps enhance overall demand (particularly related to augmenting demand for shorter duration weekday use cases) for car sharing in our core markets, as it dramatically helps improve the convenience of the platform. As our platform increasingly benefits from network effects, we expect to further improve listed vehicle density in our largest cities.

●	Affordability. Compared to more traditional transportation offerings in our target emerging markets, such as chauffeured car services, we believe our platform offers an economically better value proposition to our Guests. For example, depending on the distance and use case, we estimate, based on our experience and customer feedback, that the cost of booking a mid-range priced car on our platform would cost significantly less than it would cost to rent a chauffeured car for the same trip. As our marketplace continues to grow, we believe that our platform’s affordability advantages over alternative mobility solutions will continue to improve, due to increasing numbers and varieties of vehicles being offered to Guests at a broader range of prices.

●	Customer Loyalty. We have a highly engaged community of Hosts and Guests, many of whom regularly share their feedback on our platform. We monitor platform feedback on an ongoing basis, and the input we receive from Hosts and Guests informs us of the ways in which we continue to evolve platform tools and functionality. We track Host and Guest bookings over time and use the data to determine incentives and rewards and to develop customized offerings upon subsequent bookings. Highly-ranked Hosts have access to particular benefits that are intended to reinforce their continued participation in our marketplace, including by opening to them additional price optimizing and revenue-earning features. Guests, in turn, also receive rewards and benefits based on repeat bookings. Our referral program, which is currently offered to Guests and Hosts, rewards existing customers for bringing new customers to our platform.

●	Culture and Team. Our team’s commitment to building a marketplace to facilitate better use of personal vehicles through car sharing is critical to our success. Our management team has deep domain experience across marketplaces in our core geographies and the largest addressable markets, including India and Southeast Asia. Over the years, we have been recognized by several publications for our employee-centric work culture, and we view our retention levels, particularly in technical roles, as an indicator of the strength and longevity of our team.

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

Platform Participants: Hosts and Guests

Zoomcar has built a leading sharing marketplace currently in India. Our peer-to-peer platform connects Hosts and Guests through our marketplace and enables Guests to book from a wide variety of vehicles that are conveniently located in their community. As of March 31, 2026 we had approximately 33,383 registered Host vehicles and 2.5 million active Guests (defined as unique Guests who have searched our platform for vehicles or bookings within the preceding twelve (12)-month period at least one time) participating in our marketplace.

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

Guests

During the year ended March 31, 2026, around 245,367Guests booked approximately 775,005 booking days on our platform. The low average vehicle ownership rates across Zoomcar’s core addressable markets, present us with opportunities to solve a variety of Guests’ transportation needs through our platform. Guest “use cases” can be grouped as “in-city” and “outside-the-city” trips. Examples of typical in-city use cases include short errands, airport pickup, work-related tasks, travel to events and social gatherings, extended test drives and temporary vehicle repair replacement. Typical outside-the city use cases include vacation travel, religious pilgrimages, visits to other cities and work-related site visits.

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

●	Convenient Access. As of March 31, 2026, Zoomcar had approximately 33,383registered Host vehicles on its platform, with many of the densest urban areas in the locations where we operate providing Guests with cars to book at multiple convenient locations of their choosing. Given the infrastructure and traffic challenges in most of our core markets, our platform therefore offers travel solutions not currently available when contrasted with unorganized, offline traditional car leasing businesses that tend to require Guests to travel to a fixed destination that may be miles from where they live or work to even pick up the car that they want to use. Recently, some of our highly-ranked Hosts have begun offering doorstep delivery options; in the future we expect to offer one-way bookings where vehicles can be dropped off at a location other than the original pick-up location. The cars listed by Hosts on our platform also tend to include a variety of vehicle makes and models, with many including specific add-ons useful to Guests for particular trips needs; participation by our Entrepreneurial Hosts bolsters our ability to offer Guests an assortment of vehicles at consistent times. Instead of being restricted to pricing models, advanced reservation processes and limited selection more typical of old-fashioned leasing businesses, Zoomcar’s platform is more agile, personalized and suitable to the needs of emerging markets’ younger, tech-enabled urban populations who demand more choice, convenience and flexibility.

●	Choice. Our platform listings tend to include a wide variety of vehicle makes and models and participation by our Hosts bolsters our ability to offer Guests an assortment of vehicles at consistent times. While exact vehicle selection varies over time, our Hosts regularly list compact cars, sedans, SUVs, luxury, and electric vehicles, often with specific add-ons such as luggage or bicycle racks, extra storage, children’s car seats, USB cables or other features that meet Guests’ specific travel needs. This diverse range of vehicle options allows Guests to find the right vehicle for the right trip.

●	Community Input. Our platform is oriented around customer feedback and Guests are encouraged to provide reviews of their booking experiences, which we monitor and make public for the benefit of Hosts and other platform users. Transparency and trust are critical values to the Zoomcar community, and we strive to monitor use of the platform in keeping with these principles, cancelling platform access in cases of abuse of the platform or commission of bad acts during bookings. Consistently negative Guest inputs result in Hosts not receiving prominent placement within Zoomcar’s vehicle search catalogue. Over time, this will result in materially fewer bookings for that respective Host. We believe this is a strong inducement for the Host to perform their duties in accordance with the expectation of the broader Guest community.

●	Frictionless Experience. Our marketplace is set up to foster efficiencies of resource-sharing and maximize positive, frictionless experiences between Hosts and Guest. We promote these values, and protect the privacy of Guests and Hosts alike, through our keyless entry system and various communications features and settings. Hosts and Guests can exchange messages through our apps, to coordinate on certain details, but there is no need for prolonged exchanges or negotiations, as pricing and booking details are confirmed before a trip begins.

●	Flexibility. Our platform seeks to accommodate Guests’ changing travel needs through the design of our booking modification system, as well as an in-trip extension offering. These features help ensure that the Guest has access to the vehicle for the exact amount of time required, subject to vehicle availability. We also support a number of Guest payment options, including payment by credit card, debit card, online banking, digital wallet and various other payment platforms, subject to availability in relevant markets.

Platform Features for Guests

Our platform provides a number of capabilities and specific features to support Guests:

●	Accounts. We aim to make it easy for individuals in search of vehicles to join our platform, but we also require community members who want to use Host vehicles to provide basic identification and driver’s license information, which Zoomcar checks against publicly available information for verification purposes.

●	Vehicle Catalogue. Our platform is designed to provide vehicle-seekers with an exciting, engaging car browsing experience. Guests can search listed vehicles by a variety of criteria, including booking price, location, car type, prior ratings and other parameters. Hosts are provided with instructions and tips on taking and uploading high-quality images and preparing listing information so that Guests have information and choice at their fingertips when searching our catalogue of available vehicles.

●	Bookings. Guests select vehicles and pay for bookings directly through our platform on our mobile applications (Android and iOS) or website. We intend for our booking process to be easy to navigate, and convenient to complete and we aim to provide Guests with visibility and transparency into pricing, damage protection costs and the platform’s policies. We currently accept online payments via credit, debit card, online banking or digital payment alternatives like UPI (in India) or other country specific digital wallet providers. As part of our booking experience, Guests select from several trip protection options, at different price levels based on algorithmically-determined formulae. Hosts and Guests in India (but not in the other countries in which we operate currently) enter into a contractual lessor-lessee arrangement using “click-through” acceptance technology via our platform at the time of a booking.

●	Trips. Guests can view their upcoming and past trips within our app and can extend a trip or modify a booking based on their specific preferences. Guests can also start and end their booking remotely from their mobile app via a seamless keyless entry process through in-vehicle hardware equipped in the majority of Host vehicles. For airport bookings, Guests can request the vehicle at the terminal location. Select high-rated hosts can also offer the Guests a doorstep delivery option for an additional fee set by the Host.

●	Messaging. Guests can message Hosts through our app if additional information is required to complete a booking or if a mid-booking issue arises, which can help reduce overall process friction. In-app messaging also allows Guests to communicate special requests to the Host prior to the trip. Direct messaging between the Host and Guest help to dramatically smooth out any last mile challenges such as precise directions to the vehicle, starting the vehicle, specific vehicle control usage, among others.

●	Support. Our app provides Guests with instructions on our onboarding, booking (including booking modifications and extensions) and payment processes, along with frequently asked questions; we also offer real-time customer support 24 hours per day, seven days per week by telephone, email, social media, and, in some cases, direct chat. Connection to roadside assistance through most major providers in our core markets is available for Guests through our app and we track Guest locations during trips using our GPS-connected hardware devices.

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

Competition

While we maintain a leading market share within digital car sharing in India, potential competitors and competitive businesses can be assessed in multiple ways and overall competition for our offerings increases dramatically if offline car rental and other non-car rental-based transportation alternatives are considered as among our competitors. As we look to grow our business, we believe that our primary “competition” lies in attracting and retaining Guests, while our prime challenge with Host acquisition and retention lies in building awareness around the entrepreneurial opportunities tied to vehicle Hosting on a digital car sharing marketplace.

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

We currently have 21 registered trademarks and 1 recent trademark application that has passed the formalities check and is now under further examination along with 3 trademarks at variance – refused, abandoned and opposed, 3 patent applications have been abandoned, 1 patent application published and 1 patent application withdrawn in India; and 7 domain names.

Employee and Human Capital

Zoomcar focuses on building and maintaining an open, diverse, and inclusive workplace that emphasizes a collaborative, cross-functional ethos that also reflects the inherent interconnectedness tied to our core customer offering.

As of March 31, 2026, we had approximately 148 full-time employees, including 66 employees in engineering and product, 75 employees in operations and support, and 7 employees in sales and marketing. We also from time to time engage contractors and consultants for various durations to collaborate with our more permanent staff on specific projects or matters.

As of March 31, 2026, approximately 18% of our overall employees are identified as women, although none of the members of our senior management team are identified as women. Going forward, we are committed to introducing additional diversity into our broader team, particularly at the most senior levels of the company.

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

Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs:

●	We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise funds imminently to finance operations and as a result there is substantial doubt about our ability to continue as a going concern;

●	Our Common Stock is quoted on an OTC Markets Group trading platform, the OTCQB, instead of a national exchange or quotation system. Accordingly, our investors may experience significant volatility in the market price of our Common Stock and have difficulty selling their shares.

●	Because our Common Stock is quoted on the OTCQB and not listed on an exchange, U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because it may be considered a penny stock and thus be subject to the penny stock rules.

●	Failure to comply with the continued qualification standards within, and any removal from OTCQB could materially and adversely affect the liquidity and market price of our common stock and our access to capital.

●	Our current business model’s limited operating history and financial results make our future results, prospects, and the risks we may encounter difficult to predict.

●	In addition to our defaults under current indebtedness described elsewhere here, certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations;

●	We require additional capital to support current operations and will require additional capital to support the growth of our business, which may not be available on terms acceptable to us, or at all.

●	Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including the anti-dilution protection in the warrants issued in 2024. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future and the shares issued during the Tender Offer, the preferred stock issued in the Bridge Financing 2026 or any other future financing will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

●	Our operating and financial forecasts are subject to various known and unknown contingencies and factors outside of our control and may not prove accurate, and we may not achieve results consistent with management’s expectations;

●	We have issued a significant number of warrants and exercise of these securities and the sale of the shares of Common Stock issuable thereunder (along with the issuance of any similar securities in the future,) will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

●	Our pending warrant exchange offer may not be completed and could fail to achieve its intended reduction in warrant overhang.

●	The warrant exchange offer and recent bridge financings will result in substantial dilution and do not provide significant cash proceeds.

●	We have relied on short-term and bridge financings with dilutive or restrictive terms and may be unable to raise additional capital.

●	The market for online platforms for peer-to-peer car sharing is relatively new and rapidly evolving. If we fail to successfully adapt to developments in our market, or if peer-to-peer car sharing online platforms do not achieve general acceptance, it could adversely affect our business, financial condition and operating results.;

●	If we do not retain existing Hosts, or attract and maintain new Hosts, or if Hosts fail to provide an adequate supply of high-quality vehicles, our business, financial condition, and results of operations may be negatively impacted;

●	If we fail to retain existing Guests, or attract and maintain new Guests, our business, financial condition, and results of operations may be negatively impacted;

●	If we are unable to introduce new or upgraded platform features that Hosts or Guests recognize as valuable, we may fail to retain and attract such users to our platform and our operating results would be adversely affected;

●	Our success depends upon our ability to maintain favorable customer reviews and ratings, and if our reputation suffers, our business, financial condition and operating results may be adversely affected

●	Maintaining and enhancing our brand and reputation is critical to our business prospects. While we have taken significant steps to build and improve our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer;

●	Breaches and other types of security incidents of our networks or systems similar to the recent Cybersecurity Incident, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing Hosts and Guests and attract new Hosts and Guests, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects

●	Our business depends on attracting and retaining capable management, technology development and operating personnel;

●	We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures;

●	We are obligated to develop and maintain proper and effective internal control over financial reporting. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.

●	Geographic areas in which Zoomcar operates and plans to operate in the future have been and may continue to be subject to political and economic instability

●	We may incur liability for the activities of Hosts or Guests which could harm our reputation, increase our operating costs, and adversely affect our business, financial condition and operating results;

●	Our business operations may result in losses for which we are not insured;

●	Members of our management team have limited or no prior experience managing a public company;

●	As a public company, we have incurred and expect to continue to incur increased expenses associated with the costs of being a public company.

●	We are the subject of litigation and may not have the ability or the cash to successfully defend such litigation that has been and may in the future be brought against us;

●	We are an “emerging growth company” within the meaning of the Securities Act, and, if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors;

●	Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for the Common Stock to decline;

●	The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent board members.

●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition; and

●	Natural disasters, including and not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.

Risks related to our Financial Condition

We have a history of operating losses and negative cash flow, we have limited cash resources, we will need to raise additional funds imminently to finance operations and as a result there is substantial doubt about our ability to continue as a going concern.

We have a history of operating losses and expect to continue incurring operating losses in the foreseeable future as we continue to develop our current business model and enhance our platform offerings. We also have indebtedness that is in default in excess of our current capital resources (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Annual Report on Form 10-K for the year ended March 31, 2026). On June 18, 2024, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “June Aegis Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of $3,600,000 in principal amount of notes (the “June Notes”) and warrants to purchase up to an aggregate of 1,267,728 shares of Common Stock (which takes into account an adjustment following the Company’s Share Combination Event that was effective on October 22, 2024, but not reflecting the Reverse Stock Splits) (the “June Warrants”) for gross proceeds of $3,000,000.

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

On June 24, 2025, the Company issued a bridge note to certain investors totaling $402,000 at a discount of $42,000. The note is repayable in five monthly installments beginning November 30, 2025, and maturing on March 31, 2026, with interest accruing at 12% per annum on the outstanding principal. The Company received net proceeds of $350,000 after adjusting deduction of legal and due diligence fees of $10,000. Additionally, $45,500 (i.e., 13% of net proceeds) is due to the placement agent relating to the issuance of these bridge notes which is directly attributable to the loan raised, thereby bringing the total debt issuance costs to $55,500. The repayment obligations under these notes have been fully discharged as of the date of filing of this Form 10-K.

On July 31, 2025 , the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued Bridge notes for a total principal amount of $206,225 with an initial issue discount of $23,725. The net proceeds disbursed to the Company were $175,000 after deduction of legal and due diligence fees of $7,500. The repayment obligations under these notes have been fully discharged as of the date of filing of this Form 10-K.

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

On December 10, 2025, we entered into a Securities Purchase Agreement with FirstFire Global Opportunities Fund, LLC, (“FirstFire”) and issued a convertible redeemable note in a principal amount of $220,000 with an original issue discount of $20,000. The note bears interest at 12% per annum, matures 12 months after issuance, is subject to a default penalty that increases the principal amount by 50% and includes customary events of default and covenants. We received net proceeds of approximately $200,000 after fees. Refer to Exhibits 10.60, 10.61 and 10.62 which are incorporated here by reference for terms of the FirstFire Note.

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

On January 8, 2026 we entered into a Securities Purchase Agreement with Quick Capital LLC (“Quick Capital”) and issued a convertible note for principal amount of $42,613.64 with an original discount of $5,113.64 (“Quick Capital Note”). The Quick Capital Note bears interest at 12% per annum with a guaranteed interest at issuance, matures 6 months after issuance, and is subject to default interest of 22% per annum and includes customary events of default and covenants. It is convertible anytime or upon default and has piggyback registration rights. We received net proceeds of approximately $35,000 after fees. The repayment obligations under the Quick Capital Note have been fully discharged as of the date of filing of this Form 10-K.

“February Notes” (DLL & Boot): On February 25, 2026, we closed two Securities Purchase Agreements with DLL and Boot for convertible promissory notes in original principal amounts of $180,800.00 and $84,750.00, respectively. Similar to the June and July 2025 Bridge Notes, in the event of defaults, the note holders may convert the outstanding amount (includes principal, accrued interest, default interest, and other fees as applicable) into the Company’s Common stock at a conversion price equal to 75% of the lowest closing bid price of the Company’s Common stock during the 10 trading days immediately prior to the applicable conversion date. Refer to Exhibits 10.58 and 10.59 which are incorporated here by reference for terms of these Notes.

On April 5, 2026 the Company issued a Promissory Note to Walsh Industries (“Walsh industries”) for principal amount of $100,000 (“Walsh Note”). In addition to the repayment obligation the Company is also required to issue $50,000 worth of Convertible Preferred Stock and additionally, upon occurrence of event of default i.e. non repayment of the Walsh Note, shall further entitle the Walsh Industries to seek $50,000 worth of Convertible Preferred Stock as Penalty Shares. While the repayment obligations have been discharged with delays, the Company is yet to issue the Preferred Stock worth $100,000 (including the Penalty Shares) is pending issuance at the date of filing of this Form 10-K.

On April 23, 2026 the Company issued a Promissory Note to Sod Sciences Inc.(“Sod Sciences”) for principal amount of $22,500.00 (“Sod Sciences April Note”). In addition to the repayment obligation the Company is also required to issue $100,000 worth of Convertible Preferred Stock and additionally, upon occurrence of event of default i.e. non repayment of the Sod Sciences April Note, shall further entitle the Sod to seek $100,000 worth of Convertible Preferred Stock as Penalty Shares.

On May 5, 2026 the Company issued another Promissory Note to Sod Sciences Inc.(“Sod Sciences”) for principal amount of $43,845.70 (“Sod Sciences May Note”). In addition to the repayment obligation the Company is also required to issue $241,200 worth of Convertible Preferred Stock and additionally, upon occurrence of event of default i.e. non repayment of the Sod Sciences May Note, shall further entitle the Sod to seek $241,200 worth of Convertible Preferred Stock as Penalty Shares.

On June 04, 2026, we closed a Securities Purchase Agreement with DLL for convertible promissory note in original principal amount of $180,800.00. Similar to the June and July 2025 Bridge Notes, in the event of defaults, the note holders may convert the outstanding amount (includes principal, accrued interest, default interest, and other fees as applicable) into the Company’s Common stock at a conversion price equal to 75% of the lowest closing bid price of the Company’s Common stock during the 10 trading days immediately prior to the applicable conversion date.

On June 22, 2026, the Company entered into a Promissory Note for Provision of Services with Heskin & Proper PLLC (“Heskin Note”) for a total services amount of $180,000.00. The note consists of a current amount of $33,000.00, which includes a $30,000.00 obligation for legal services previously rendered plus a $3,000.00 original issue discount, due on or before November 30, 2026. Additionally, the note accounts for future services valued at up to $150,000.00, which, subject to Board approval and definitive agreements, are to be satisfied through the issuance of Preferred Stock within its ongoing Bridge Financing 2026.

On July 2, 2026, Zoomcar Holdings, Inc. issued a convertible promissory note to Silvercrest Hybrid Capital LLC (“Silvercrest”) in original principal amount of $120,000 (the “Silvercrest Note”). The original issue discount was $12,000, resulting in net proceeds of $100,000 after deduction of legal and due diligence fee. At the option of the holder, the outstanding balance can be converted into common stock following the earlier of 180 calendar days or an event of default, at a conversion price equal to 73% of the lowest closing bid price during the 15 trading days preceding the conversion date.

We believe that the current cash and cash equivalents will allow us to continue operations through September 30, 2026 assuming we make partial payments on our currently outstanding indebtedness and future accruals, however there can be no assurance that this will be the case. Accordingly, we believe that additional funds will be required to support operations and, in the long term, the growth of our business. Our operations have consumed substantial amounts of cash, and we have incurred operating losses since we began operating in 2013. While our cash consumption has been reduced following our business transition from short-term rental of vehicles owned by or leased to Zoomcar to an online platform for peer-to-peer car sharing, we have consumed significant amounts of cash in effecting such transition in terms of technology and platform innovation, and our cash consumption has varied over time. Our cash needs will depend on numerous factors, including our revenues, upgrade and innovation of our peer-to-peer car sharing platform, customer and market acceptance and use of our platform, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations, continued improvement, upgrading or innovation of our platform, and expand our international outreach. If we are unable to secure such additional financing, it will have a material adverse effect on our business, and we may not be able to meet our obligations or continue as a going concern.

We may not have sufficient authorized but unissued shares of Common Stock to satisfy our obligations under the Series A Convertible Preferred Stock, the Warrants, the convertible notes, our other outstanding convertible and equity-linked securities, and our contemplated Tender Offers.

Our certificate of incorporation currently authorizes 250,000,000 shares of Common Stock and 10,000,000 shares of preferred stock (including the Series A Convertible Preferred Stock). The number of shares of Common Stock issuable upon (i) conversion of the Series A Convertible Preferred Stock (whether at the fixed Conversion Price, after giving effect to any anti-dilution adjustment, or at the alternate conversion price), (ii) exercise of the Warrants, (iii) conversion of the existing convertible notes (if and to the extent the variable conversion price becomes available), (iv) exercise or conversion of our other outstanding warrants, options, restricted stock units and convertible securities, and (v) consummation of our contemplated Tender Offers (which contemplate the issuance of shares of Common Stock at exchange ratios of up to 20,000 shares of Common Stock per surrendered warrant), in each case is highly variable and, in the aggregate, may exceed the number of shares of Common Stock currently authorized and available for issuance. The Company has previously disclosed, including in the tender offer statement on Schedule TO filed with the SEC on January 23, 2026 (as subsequently amended), that the consummation of the Tender Offers is expected to be conditioned on stockholder approval of an amendment to our certificate of incorporation to increase the number of authorized shares of Common Stock. There can be no assurance that we will be able to obtain such stockholder approval, or any other required stockholder approvals, on a timely basis or at all. If we are unable to obtain a sufficient increase in our authorized shares of Common Stock when needed, we may be unable to satisfy our obligations to issue shares of Common Stock under the Series A Convertible Preferred Stock, the Warrants, the existing convertible notes, our other outstanding convertible and equity-linked securities, or in the Tender Offers, which could result in our breach of our obligations under those instruments, give rise to claims for damages or specific performance, or otherwise materially adversely affect our business, financial condition, results of operations and prospects.

The accelerated registration rights described in this Supplement are subject to SEC rules, market conditions, and our continued ability to remain current in our Exchange Act reporting, and there can be no assurance that resale registration statements will be filed or declared effective on the timeline contemplated.

Although the registration rights described in the respective registration rights agreements for the Series A Preferred Stock that the Company will file a resale registration statement within fifteen calendar days after each closing and use its best efforts to cause such registration statement to be declared effective on accelerated timelines, the Company’s ability to register and to keep effective resale registration statements covering the Conversion Shares and the Warrant Shares is subject to a number of factors outside the Company’s control, including SEC review timelines and comments, SEC rules and policies regarding primary versus secondary offerings, the size of our public float, our status and history as a former shell company, and our ability to remain current in our Exchange Act reporting. There can be no assurance that resale registration statements will be filed or declared effective on the timeline contemplated, and the failure to do so may result in our payment of liquidated damages and may delay holders’ ability to resell the Conversion Shares and Warrant Shares in the public markets, particularly during the period preceding the Alternate Conversion Effective Date.

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

Risks Related to Our Operations as a Public Company

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

Because our Common Stock is quoted on the OTCQB and not listed on a national exchange , U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because it may be considered a penny stock and thus be subject to the penny stock rules.

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

On November 4, 2025, the Company’s Common Stock commenced trading on the OTCQB under the ticker symbol “ZCAR.” The transition from the OTCQX to the OTCQB does not affect the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, or the public trading of its securities in the United States.

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

On November 4, 2025, the Company’s Common Stock commenced trading on the OTCQB under the ticker symbol “ZCAR.” The transition from the OTCQX to the OTCQB does not affect the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, or the public trading of its securities in the United States.

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

Our expenses have increased substantially in connection with actions and efforts required to operate as a public company. During the year ended March 31, 2026, we have incurred expenses in maintaining the listing requirements and complying with statutory filings with SEC along with significant professional and consultancy fee to professionals and we contemplate that we will continue to incur these expenses as long as we remain a public company to fulfill which we will need additional capital.

Our expenses to increase moderately in connection with growth in our business operations. We do not currently have sufficient cash resources to operate our business beyond September 2026 (assuming that we partially repay some of our currently outstanding indebtedness) and accordingly, will need to raise capital imminently to continue our operations and to fully execute our business plan. Additionally, circumstances could cause us to consume capital more rapidly than we currently anticipate and if our cash resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities or identify and secure additional sources of capital. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of capital and lending markets and governmental regulations in India. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, will severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. In addition, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders. Additionally, fundraising efforts may divert our management from its day-to-day duties and activities, which may affect our ability to execute on our business plan. If we do not raise substantial additional capital imminently to continue operations in the short term or otherwise when required or in sufficient amounts and on acceptable terms, we may need to:

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

Future sales of our securities may affect the market price of the Common Stock and result in material dilution, including the anti-dilution protection in the warrants issued in 2024. We are also in default of various outstanding debt obligations, including under the Notes issued to ACM, and may issue shares of Common Stock or other securities to satisfy those obligations in the future (in the case of ACM, subject to receipt of shareholder approval). The issuance of shares of Common Stock or other securities in the future and the shares issued during the Tender Offer and preferred stock issued in the Bridge Financing 2026 will dilute your percentage ownership interest and may also result in downward pressure on the price of our Common Stock.

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

In addition to above, on June 2, 2026, Zoomcar Holdings, Inc. (the “Company”) entered into a securities purchase agreement (the “TE Purchase Agreement”) with certain accredited investors (the “TE Purchasers”) in connection with the initial closing (the “First Closing”) of a private placement of the Company’s Series A units (the “Units”), each Unit consisting of (i) one share of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Shares”), and (ii) one Series A warrant to purchase one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (the “Warrants,” and the entire transaction, the “Bridge Financing 2026”). The Units were sold at a purchase price of $1,000 per Unit. The Offering provides for the sale of up to an aggregate of $5,000,000 of Units, plus up to an additional $5,000,000 of Units issuable pursuant to an overallotment option exercisable by the placement agent in its sole discretion, in one or more closings, with a minimum subscription threshold of $1,000,000 having been satisfied.

At the First Closing, the Company issued and sold an aggregate of 1,143 Units, consisting of 1,143 Preferred Shares and Warrants to purchase up to 1,143 shares of Common Stock, of which 50 units 50 Units were revoked/cancelled as one of the investors failed to meet the requisite compliance requirements. for aggregate gross proceeds to the Company of approximately $1,143,000, before deducting placement agent fees and offering expenses. Accordingly, 1,093 units were issued at the First Closing.

At “Second Closing” on June 18, 2026, the Company issued and sold an aggregate of 537 Units, consisting of 537 Preferred Shares and Warrants to purchase up to 537 shares of Common Stock, for aggregate gross proceeds to the Company of approximately $537,000, before deducting placement agent fees and offering expenses.

At “Third Closing” on June 30, 2026, the Company issued and sold an aggregate of 195 Units, consisting of 195 Preferred Shares and Warrants to purchase up to 195 shares of Common Stock, for aggregate gross proceeds to the Company of approximately $195,000 before deducting placement agent fees and offering expenses.

The Preferred Shares are convertible into shares of Common Stock in accordance with the terms of the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (the “Certificate of Designation”), at an initial conversion price of $0.05 per share, subject to adjustment as provided therein, including pursuant to an alternate conversion right and price-reset provisions set forth in the Certificate of Designation. The Warrants have an exercise price of $0.0625 per share, subject to adjustment as provided therein, are exercisable beginning on the date of issuance, and expire five (5) years from the date of issuance.

The total shares of Common Stock issuable upon exercise of preferred stock conversion of preferred stock across the First Closing, Second Closing and Third Closing are 36,490,000 and an equal number of warrants are issuable upon exercise of the Series A Warrants.

ThinkEquity LLC (the “Placement Agent”) acted as the exclusive placement agent for the Offering pursuant to a placement agent agreement, dated as of June 2, 2026, June 18, 2026 and June 30, 2026 (the “TE Placement Agent Agreements”), between the Company and the Placement Agent. As compensation for its services, the Company agreed to pay the Placement Agent a cash fee equal to 10.0% of the aggregate gross proceeds received by the Company from the Purchasers at each closing, to pay a non-accountable expense allowance equal to 1.0% of the gross proceeds, and to issue to the Placement Agent (or its designees) warrants (the “Placement Agent Warrants”) to purchase a number of shares of Common Stock equal to 10% of the shares of Common Stock underlying the securities sold in the Offering, assuming full conversion. The Company issued Placement Agent Warrants to purchase up to 3,649,000 shares of Common Stock, having terms substantially similar to the Warrants.

The full conversion of the Preferred Shares and exercise of the warrants (including those issued to the Placement Agent) issued in the Bridge Financing 2026 are likely to result in the issuance of a massive volume of common stock relative to our current outstanding shares. In the event of such large-scale issuance or resale of these shares, or even the market perception that these conversions will occur, could adversely affect the market price of our common stock which may experience severe downward pressure, significantly shrinking the equity value of existing common stockholders.

In addition to our defaults under current indebtedness described elsewhere here, certain of our debt financing arrangements are currently in default and we have delayed certain other payments to lenders, which may restrict our current and future business and operations.

Since November 2023, we have been in violation of our scheduled monthly installment payment obligations of $215,337 per month on our lease liability with Ayvens Group (f/k/a Leaseplan India Private Limited) (“Leaseplan”). Leaseplan notified us on February 7, 2024, that we are in default of our November 2023 payment. As of the date hereof, we are in default beyond the 30-day extended cure period (as envisaged under the terms of our debt with Leaseplan) of our November 2023 payment and continue to be default of all EMIs thereafter. As a result of such defaults, as of the date hereof, Leaseplan (i) has initiated the process of repossession of all vehicles, and (ii) has invoked the bank guarantee of $120,482 which was a security created by Zoomcar in favor of Leaseplan. Such outcomes may have a material adverse impact on our business, operations or financial condition. The Company continues to negotiate a deferred payment plan to the restructured debt proposal shared by the Company wherein the debt after certain waivers and discounts, will stand restructured to $4,755,942 and the Company is hopeful that Leaseplan will issue a comfort letter in this regard acknowledging the proposed payment schedule spread across six tranches repayment of the restructured debt. , Currently, the Company has already cleared the first three tranches in accordance with the proposed payment schedule as per the comfort letter, amounting to $2,847,177 (approx.) towards the outstanding debt. The Company is yet to clear the fourth tranche of payment (as per the proposed payment schedule) which was due as of July 31, 2025. The Company also requested a further extension to repay the remaining three tranches. However, on December 22, 2025, the Company received a Demand Notice from LeasePlan demanding the outstanding dues payable per the resolution agreement initially entered into by the Company and Leaseplan in August 2021 be released promptly. The Company is still discussing a deferred payment plan with LeasePlan and has made certain part payments towards these dues and awaits LeasePlan’s confirmation on the extension sought. As of May 05, 2026, the Company still has $3,536,123 pending dues towards LeasePlan. If LeasePlan refuses to provide us an extension for making the deferred payments, or if we are unable to execute a settlement agreement with respect to the restructured debt, or fail to honor the obligations under any proposals accepted or agreement executed for the subject matter it may, possibly result in inter alia (a) the entire outstanding debt becoming due and payable, and (b) the withdrawal of a conditional waiver of $1.2 million—which was granted during a prior restructuring making it immediately due and payable with interest of 1.5% per month.

The Company is in breach of the final payment obligation of $ 346,295 (approx.) (inclusive of interest accrued) on its loan with Mahindra & Mahindra Financial Services Limited (“Mahindra”). Mahindra has not formally extended or provided waiver of such overdue payment. For the period the overdue amount remains unpaid, interest accrues at the rate of 3% per month.

Additionally, we are in various stages of discussion on deferment with our other lenders with regards to the scheduled loan payments from November 2023 onwards and extending up to June 2026. However, we have not received any formal notice of default from these other lenders, but such lenders have not formally extended or provided waivers of such overdue payments. While the Company is actively engaging in discussions with its lenders and vendors to restructure the existing indebtedness by means of reductions and deferment of payment timelines, no assurance can be made that the Company will be successful in restructuring these outstanding liabilities.

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

As of July 13, 2026, we have issued and outstanding options to purchase 15 and 1 shares of our Common Stock with a weighted average exercise prices of $300 and $120 respectively, pre-funded warrants to purchase 5,306,013 shares of Common Stock, warrants to purchase 19,831 shares of Common Stock with an exercise price of $6,000 per share which were assumed by the Company in connection with the Business Combination, 11,499,991 Public Warrants to purchase 5,750 shares of our Common Stock, each Public Warrant exercisable into one two-thousandth of one share of Common Stock at an exercise price of $11,420.00 per full share, warrants to purchase 5,297 shares of Common Stock at a current exercise price of $56.64 per share which were issued to the Placement Agent in June 2024, November Series A Warrants to purchase 763,294 shares of Common Stock at a current exercise price of $16.12, November Series B Warrants to purchase up to 5,865 shares at an exercise price of $0.002 per share, November 2024 Placement Agent warrants to purchase 53,447 shares at a current exercise price of $16.12 per share, November 2024 Placement Agent Series A warrants to purchase 106,893 shares at a current exercise price of $16.12 per share.

As of July 13, 2026, we also have issued and outstanding December 2024 Series A Warrants to purchase 5,009 shares of Common Stock at a current exercise price of $6.24 per share, December Series B Warrants to purchase up to 94,238 shares of Common Stock at a current exercise price of $0.002 per share,

As of July 13, 2026, we also have issued and outstanding February 2025 Series B Warrants to purchase up to 89,744 shares of Common Stock at a current price of $0.002 per share,

As of July 13, 2026, we have also issued and outstanding March 2024 Series A Warrants to purchase 2,544,134 shares of Common Stock at a current exercise price of $6.24 per share, and March Series B Warrants to purchase up to 591,275 shares of Common Stock at a current exercise price of $0.002 per share,

All Series B Warrants issued in the December Offering, the January/February Offering and the March Offering are exercisable for the maximum number of shares of Common Stock, because on March 18, 2025. the Board determined to fix the “Reset Price” of all of such Series B Warrants down to the “Floor Price” of $6.24 per share. The Company has agreed to deem the “Reset Date” of the Series B Warrants to be effective.

On June 2, 2026, the Company entered into a securities purchase agreement for a private pursuant to which we completed a first closing of 1,143 Series A units at $1,000 per unit for gross proceeds of approximately $1,143,000, with the potential to sell up to $10,000,000 in total units including an overallotment option.

On June 18, 2026 entered into a securities purchase agreement for a private pursuant to which we completed a second closing of 537 Series A units at $1,000 per unit for gross proceeds of approximately $537,000.

On June 30, 2026 entered into a securities purchase agreement for a private pursuant to which we completed a third closing of 195 Series A units at $1,000 per unit for gross proceeds of approximately $195,000.

Each unit consists of one share of Series A Convertible Preferred Stock, initially convertible at $0.05 per share (subject to alternate conversion rights and price-reset adjustments), and one five-year warrant to purchase one share of Common Stock at an exercise price of $0.0625 per share.

Accordingly,

●	3,64,90,000 shares of Common Stock are issuable upon exercise of Preferred Shares at an initial conversion price of $0.05 per share.

●	3,64,90,000 shares of Common Stock are issuable upon exercise of Series A Warrants an exercise price of $0.0625 per share, subject to adjustment as provided under the respective Warrant document.

●	In connection with the First Closing, Second Closing and Third Closing, the Company issued Placement Agent Warrants to purchase up to 3,649,000 shares of Common Stock, on terms substantially similar to the Series A Warrants.

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

Our new “Bikes by Zoomcar” business segment is subject to operational uncertainties, and we cannot guarantee its long-term viability, profitability, or continuity.

We recently launched a new business segment, “Bikes by Zoomcar,” expanding our platform’s shared mobility marketplace from automobiles to two-wheeler vehicles such as scooters and motorcycles. This segment represents a relatively untested offering within our marketplace infrastructure, and its long-term success is highly uncertain. Our ability to successfully operate, scale, and maintain continuity for this segment faces numerous challenges, including operational risks such as rapid asset wear and tear, rider misuse, and a higher vulnerability to vehicle theft, vandalism, and fraudulent bookings that may evade our existing risk detection mechanisms. Furthermore, we are dependent on our fleet partners to maintain the supply of the inventory over our marketplace for this offering.

The two-wheeler rental market is governed by complex, hyper-local state transport regulations, commercial permit quotas, and shifting municipal micromobility policies, meaning that any failure to maintain regulatory compliance could abruptly freeze local operations. Additionally, this space is intensely competitive and price-sensitive, featuring established ride-hailing platforms, dedicated bike-rental startups, and public transit alternatives.

Because the unit economics of shared two-wheelers differ fundamentally from our core car-sharing marketplace, our historical performance is not indicative of this segment’s future financial results, and we cannot assure you that this new business segment will achieve or sustain profitability. As we continuously evaluate the operational data, market demand, regulatory landscape, and margins of this segment, we may choose to materially alter, suspend, pivot, or entirely discontinue the “Bikes by Zoomcar” offerings at any time and without prior notice. Any decision to change or terminate these offerings, or any failure of the segment to achieve expected growth, could result in asset impairment charges, damage to our brand reputation, and an adverse impact on our overall business, financial condition, and results of operations.

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

On June 24, 2025, the Company closed two Securities Purchase Agreements (each, a “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“DLL”), and Boot Capital LLC, a Delaware limited liability company (“Boot”) (both investors collectively “June 2025 Noteholders”), respectively, in connection with a private placement offering of convertible bridge notes (each, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $290,240.00 and $111,760.00, respectively. Pursuant to the Purchase Agreements, DLL purchased a Note in the original principal amount of $290,240.00 with an original issue discount of $30,240.00 and net proceeds to the Company of $250,000.00, after fees. Boot purchased a Note in the original principal amount of $111,760.00 with an original issue discount of $11,760.00 and net proceeds to the Company of $100,000.00. Each Note bears interest at a rate of 12% per annum and is due on March 30, 2026. The Notes include scheduled installment repayments, and may be prepaid in full by the Company at a discount to the outstanding balance. The Notes are subject to default interest at a rate of 22% per annum and include customary events of default and covenants. The repayment obligations under these notes have been fully discharged as of the date of filing of this Form 10-K. Refer to Exhibits 10.58 and 10.59 which are incorporated here by reference for term of these Notes.

On July 31, 2025 , the Company further entered into two Securities Purchase Agreements (each a “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“DLL”), and Boot Capital LLC, a Delaware limited liability company (“Boot”) (both investors collectively “July 2025 Noteholders”), respectively pursuant to which the Company issued convertible Bridge Notes(“July Bridge Notes”) for a total principal amount of $206,225 with an initial issue discount of $23,725. The net proceeds disbursed to the Company were $175,000 after deduction of legal and due diligence fees of $7,500. Hence, the total debt issuance costs amounts to $7,500. The Bridge notes have a maturity date of May 31, 2026, and bear interest at an annual rate of 12%. The notes include scheduled monthly installment repayments and interest payments starting August 30, 2025 and may be prepaid in part or full, by the Company at a discount to the outstanding balance. The notes are subject to default interest rate of 22% per annum and include customary events of default. The repayment obligations under the July Bridge Notes have been fully discharged as of the date of filing of this Form 10-K. Refer to Exhibits 10.58 and 10.59 which are incorporated here by reference for term of these Notes.

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

On November 28, 2025, we closed two Securities Purchase Agreements with DLL and Boot (“Purchase Agreements”)” for 2 convertible bridge notes (“November DLL/Boot Notes”). Pursuant to the Purchase Agreements, DLL purchased a Note in the original principal amount of $152,550.00 with an original issue discount of $17,550.00 and net proceeds to the Company of $125,000.00, after fees. Boot purchased a Note in the original principal amount of $56,500 with an original issue discount of $6,500.00 and net proceeds to the Company of $50,000.00. Each The notes bear interest at 12% per annum, are due September 30, 2026, include installment repayment features and may be prepaid at a discount, but are subject to default interest of 22% per annum and customary events of default and covenants. The notes include scheduled monthly installment repayments and interest payments starting December 30, 2025 and may be prepaid in part or full, by the Company at a discount to the outstanding balance. Refer to Exhibits 10.58 and 10.59 which are incorporated here by reference for terms of these Notes.

On December 10, 2025, we entered into a Securities Purchase Agreement with FirstFire Global Opportunities Fund, LLC, (“FirstFire”) and issued a convertible redeemable note (“FirstFire Note”) in a principal amount of $220,000 with an original issue discount of $20,000 resulting in net proceeds of $200,000 after fees. The note bears interest at 12% per annum, matures 12 months after issuance on December 10, 2026 and is subject to a default penalty that increases the principal amount by 50% and includes customary events of default and covenants. The notes include scheduled monthly installment repayments and interest payments starting January 08, 2026 and may be prepaid in part or full by the Company at a discount to the outstanding balance. Refer to Exhibits 10.60, 10.61 and 10.62 which are incorporated here by reference for terms of the FirstFire Note.

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

On January 8, 2026 we entered into a Securities Purchase Agreement with Quick Capital LLC (“Quick Capital”) and issued a convertible note for principal amount of $42,613.64 with an original discount of $5,113.64 (“Quick Capital Note”) resulting in net proceeds of approximately $35,000 after fees. The Quick Capital Note bears interest at 12% per annum with a guaranteed interest at issuance, matures 6 months after issuance on July 08, 2026, and is subject to default interest of 22% per annum and includes customary events of default and covenants. It is convertible anytime or upon default and bears piggyback registration rights. The repayment obligations under the Quick Capital Note have been fully discharged as of the date of filing of this Form 10-K.

“February Notes” (DLL & Boot): On February 25, 2026, the Company closed two Securities Purchase Agreements with DLL and Boot for convertible promissory notes in original principal amounts of $180,800.00 and $84,750.00, respectively. The original issue discounts were $20,800 by DLL and $9,750 by Boot resulting in net proceeds of $150,000 and $75,000 respectively. Each The notes bear interest at 12% per annum, are due December 30, 2026, include installment repayment features and may be prepaid at a discount, but are subject to default interest of 22% per annum and customary events of default and covenants. The notes include scheduled monthly installment repayments and interest payments starting August 30, 2026 and may be prepaid in part or full, by the Company at a discount to the outstanding balance. Refer to Exhibits 10.58 and 10.59 which are incorporated here by reference for terms of these Notes.

On April 5, 2026 the Company issued a Promissory Note to Walsh Industries (“Walsh industries”) for principal amount of $100,000 (“Walsh Note”) with an original discount of $5,000 resulting in net proceeds of $95,000. The Walsh Note matures in one (1) week. In addition to the repayment obligation the Company is also required to issue $50,000 worth of Convertible Preferred Stock and additionally, upon occurrence of event of default i.e. non repayment of the Walsh Note, shall further entitle the Walsh Industries to seek $50,000 worth of Convertible Preferred Stock as Penalty Shares. The Preferred Stock issued therein bears piggyback registration rights. While the repayment obligations have been discharged with delays, the Company is yet to issue the Preferred Stock worth $100,000 (including the Penalty Shares) is pending issuance at the date of filing of this Form 10-K.

On April 23, 2026 the Company issued a Promissory Note to Sod Sciences Inc.(“Sod Sciences”) for principal amount of $22,500.00 (“Sod Sciences April Note”) with an original discount of $2,500 resulting in net proceeds of $20,000. The Sod Sciences April Note matures in one (1) month. In addition to the repayment obligation the Company is also required to issue $100,000 worth of Convertible Preferred Stock and additionally, upon occurrence of event of default i.e. non repayment of the Sod Sciences April Note, shall further entitle the Sod to seek $100,000 worth of Convertible Preferred Stock as Penalty Shares. The Preferred Stock issued therein bears piggyback registration rights

On May 5, 2026 the Company issued another Promissory Note to Sod Sciences Inc.(“Sod Sciences”) for principal amount of $48,231 (“Sod Sciences May Note”) with an original discount of $4,385.30 resulting in net proceeds of $43,845.70. The Sod Sciences May Note matures in one (1) month In addition to the repayment obligation the Company is also required to issue $241,200 worth of Convertible Preferred Stock and additionally, upon occurrence of event of default i.e. non repayment of the Sod Sciences May Note, shall further entitle the Sod to seek $241,200 worth of Convertible Preferred Stock as Penalty Shares. The Preferred Stock issued therein bears piggyback registration rights.

On June 04, 2026, we closed a Securities Purchase Agreement with DLL for convertible promissory note in original principal amount of $180,800.00 (“DLL June 2026 Note”). The original issue discounts was $20,800 resulting in net proceeds of $150,000 after deduction of due diligence and legal fees. The DLL June 14, 2026 Note bears interest at 12% per annum, are due March 30, 2027, include installment repayment features and may be prepaid at a discount, but are subject to default interest of 22% per annum and customary events of default and covenants. The notes include scheduled monthly installment repayments and interest payments starting November 30, 2026 and may be prepaid in part or full, by the Company at a discount to the outstanding balance. Refer to Exhibits 10.58 and 10.59 which are incorporated here by reference for terms of these Notes.

On June 22, 2026, the Company entered into a Promissory Note for Provision of Services with Heskin & Proper PLLC (“Heskin Note”) for a total services amount of $180,000.00. The note consists of a current amount of $33,000.00, which includes a $30,000.00 obligation for legal services previously rendered plus a $3,000.00 original issue discount, due on or before November 30, 2026. Additionally, the note accounts for future services valued at up to $150,000.00, which, subject to Board approval and definitive agreements, are to be satisfied through the issuance of Preferred Stock within its ongoing Bridge Financing 2026.

On July 2, 2026, Zoomcar Holdings, Inc. issued a convertible promissory note to Silvercrest Hybrid Capital LLC (“Silvercrest”) in original principal amount of $120,000 (the “Silvercrest Note”). The original issue discount was $12,000, resulting in net proceeds of $100,000 after deduction of legal and due diligence fee. The Silvercrest Note bears interest at 10% per annum, with the first twelve months of interest ($12,000.00) guaranteed and earned in full as of the issue date. The note is due on July 2, 2027, includes instalment repayment features and may be prepaid at a discount, but is subject to default interest of 8% per annum and customary events of default and covenants. At the option of the holder, the outstanding balance can be converted into common stock following the earlier of 180 calendar days or an event of default, at a conversion price equal to 73% of the lowest closing bid price during the 15 trading days preceding the conversion date.

Further, on June 2, 2026, the Company entered into a private placement transaction (the Bridge Financing 2026) to sell Series A Units to accredited investors at $1,000 per unit, completing its initial closing by selling 1,143 units for approximately $1.143 million in gross proceeds.

On June 18, 2026 entered into a securities purchase agreement for a private pursuant to which we completed a second closing of 537 Series A units at $1,000 per unit for gross proceeds of approximately $537,000.

On June 30, 2026 entered into a securities purchase agreement for a private pursuant to which we completed a second closing of 195 Series A units at $1,000 per unit for gross proceeds of approximately $195,000.

The Company believes that current cash and cash equivalents will allow the Company to continue operations through September 30, 2026 assuming that the Company makes partial payments on its currently outstanding indebtedness and only pays current operating accruals, however, there can be no assurance that this will be the case. Even if our current cash position supports operations through September 30, 2026, we cannot assure that this cash will be sufficient in the longer run and we will be required to obtain a further infusion of cash funds to support our operations or address the indebtedness, including through this offering. The Company will still need to seek financing for the purpose of raising additional funds to be able to meet its obligations and so that there will no longer be substantial doubt about its ability to continue as a going concern. However, there is no assurance that the Company will be able to raise any such financing or, even if it does, that it will be sufficient for it to meet its obligations or continue as a going concern.

The Company as on July 13, 2026 has $0.17 million of cash and cash equivalents.

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

In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar and IOAC challenging his termination, claiming approximately $400,000 in damages and claiming that 100,000 options to purchase shares of Zoomcar have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar and IOAC from “alienating or dealing” the 100,000 shares(without giving effect to the reverse splits and the conversion ratio for the business combination) of Zoomcar claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that IOAC be deleted from the array of parties in the suit, inter alia since (i) IOAC is neither a necessary nor a proper party to the suit; (ii) no reliefs have been sought by the former employee from IOAC; and (iii) there is no cause of action against IOAC. However, there can be no assurance that Zoomcar India and Zoomcar will be successful in their efforts to have the matter vacated or IOAC deleted from the parties, and such efforts may be time-consuming, costly and may have reputational and other negative effects on Zoomcar.

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

Further on March 16, 2026, the Company and Mr. Moran entered into a settlement agreement (the “Settlement Agreement”) resolving the litigation. The Settlement Agreement provides for the Company’s payment of $150,000 in installments and mutual releases of all claims, with no admission of liability by any party. The matter will be dismissed with prejudice upon completion of the settlement payments. Refer to Exhibit 10.55 for the terms of settlement agreement with Mr. Greg Moran which is incorporate by reference herewith.

The ACM Letter Agreement imposes significant cash payment, securities issuance, capital raise participation and other obligations on the Company, and ACM’s discretionary right to terminate the Courtesy Standstill Period creates significant ongoing risk to the Company.

ACM had filed a notice of motion for summary judgement in lieu of complaint against Zoomcar in New York courts for payment of amounts due under the Note pursuant to breach of the terms of the Note. The Company received two default notices from ACM. The first notice was issued on May 22, 2024 which stated that the Company is in default of the terms of the Unsecured Convertible Note issued to ACM on December 28, 2023, since the Company had entered into an equity line arrangement with White Lion Capital LLC, a variable rate transaction, without the prior consent of ACM. Further, on June 25, 2024, the Company received the second notice of default from ACM stating that the Company has incurred indebtedness in the form of $3,600,000 in principal amount of notes in a transaction involving Aegis Capital Corp. acting as the placement agent, prior to which, the consent of ACM was not obtained. As per the terms of the ACM note, in the event of any default, all accrued but unpaid interest plus liquidated damages and other amounts thereof, shall become immediately due and payable in cash.

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

Zoomcar believes it has meritorious defenses to the Motion and intends to zealously defend itself. As such, on January 14, 2025, Zoomcar filed opposition to the Motion. In relevant part, Zoomcar challenged the fact allegations concerning: (i) the first Form 8-K by tendering to the Court evidence confirming that the subject transaction with White Lion in fact had been terminated and the underlying filing of a Form S-1 registration statement contemplated in that transaction was never effectuated; and (ii) the second Form 8-K by tendering to the Court evidence confirming that the subject transaction involved Excluded Debt. The effect of the foregoing is the transactions were excluded from the definitions of Events of Default and extinguished ACM’s alleged entitlement to accelerated payment under the Note. Additional defenses were also presented by Zoomcar to the Motion. On March 28, 2025, New York County Supreme Court Justice granted a summary judgment in favor of ACM in the amount of $5,656,086.72, as well as default interest in the amount of $346,481.00, post-judgment interest at the statutory rate, attorneys’ fees, and costs. The issue of attorneys’ fees was referred to a special referee to report and recommend on submission from the parties. On May 9, 2025, the Court reduced the award of attorneys’ fees and costs to $12,000.00. On April 22, 2025, the Company filed a Notice of Appeal seeking to reverse the March 28, 2025, order granting summary judgment in favor of ACM. On May 11, 2026, the Company and ACM entered into a letter agreement (the “ACM Letter Agreement”) setting forth the parties’ agreement regarding the path forward to resolve this dispute above mentioned litigation and underlying disputes therein.

Pursuant to the ACM Letter Agreement, the Company is obligated to pay $2,500,000 in cash to ACM on or before October 31, 2026, with ACM entitled to receive at least 10% of the gross proceeds of any capital raising activity of the Company (and a greater percentage to the extent any other creditor receives a greater percentage of such proceeds). The receipt by ACM of at least 10% of the gross proceeds of each Closing of this Offering will reduce the amount of net proceeds available to the Company for working capital, repayment of the Existing Convertible Notes and other corporate purposes. Once the $2,500,000 cash payment has been made in full, the residual balance of the ACM Judgment, which the parties acknowledge as approximately $3,500,000 as of the date of the ACM Letter Agreement, will be satisfied by the issuance of equity securities to ACM at the price and on the economic terms of any subsequent Company financing closed prior to the date the cash payment is made in full. The issuance of such equity securities will result in additional dilution to investors in this Offering, the magnitude of which will depend on the timing and pricing of subsequent financings (if any), and to the extent such financings price at lower per share prices than the price at which the Series A Convertible Preferred Stock was issued, will trigger anti-dilution adjustments to the Conversion Price under Section 6(e) of the Certificate of Designation.

In addition, although the ACM Letter Agreement provides for a “Courtesy Standstill Period” through March 31, 2027, ACM retains the unilateral right, in its sole discretion and without any right of the Company to challenge such determination, to terminate the Courtesy Standstill Period at any time if ACM believes that the Company is not working to satisfy the cash payment obligation. If ACM elects to terminate the Courtesy Standstill Period, ACM may resume enforcement and realization actions against the Company in respect of the ACM Judgment, including levying on Company assets and bank accounts that the Company is required to disclose to ACM under the ACM Letter Agreement. The Company had agreed to (i) submit a confession of judgment to ACM with respect to the ACM Judgment, (ii) withdraw all pending appeals of the ACM Judgment, and (iii) provide ACM with a list of all of its assets and bank accounts all of which substantially limit the Company’s ability to defend against, or delay, ACM’s enforcement of the ACM Judgment if the Courtesy Standstill Period is terminated.

On May 26, 2026, the Company entered the Confession of Judgement and withdrew all its ongoing appeals against ACM. By entering into the Confession of Judgement and withdrawing all pending appeals, the Company has forfeited its right to contest the validity of the original $6,009,832.72 judgment. ACM has also been provided a roadmap of all Company assets and bank accounts to perfect its judgment and place liens. If the Company defaults or if the Courtesy standstill is terminated, ACM can immediately move to execute the judgment, freeze bank accounts, and seize assets.

Any such enforcement actions could have a material adverse effect on the Company’s liquidity, operations, and ability to consummate this Offering or the contemplated Approved Uplisting.

In addition to the risks of the enforcement, the diversion of capital and impending $3.5 million equity conversion under the ACM Letter Agreement may severely deter future institutional investors from participating in subsequent funding rounds. This potential chilling effect on future capital raises could critically impair the Company’s liquidity and long-term operational viability. Any such enforcement actions could have a material adverse effect on the Company’s liquidity, operations, and ability to consummate this Offering or the contemplated Approved Uplisting.

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

We collaborate with third-party suppliers who regularly provide products and services, including but not limited to IoT devices and software integrations, to us. We do not have long term purchase agreements in place with our current suppliers of the IoT devices that we program and advise our Hosts to install in the vehicles that they register to our platform and our suppliers could reduce the quantity of or discontinue providing IoT devices suitable for our needs. Given that the Hosts now have an option to install/not install these devices, we do not currently anticipate material challenges to identifying replacement suppliers if shortages of IoT devices occur, we are reliant on third parties to provide such devices and unanticipated shortages or an inability to identify new suppliers if our existing suppliers cease to be willing or able to provide the IoT devices on terms and at costs acceptable to Zoomcar may occur. Any such shortages, reductions or terminations in IoT device supply arrangements may have indirectly lead up to an adverse impact on our revenues, profits and financial condition. Additionally, if the market prices for IoT devices that are suitable for our needs goes up, we may need to purchase the devices at a comparatively higher price, which may adversely affect our business, financial condition and results of operations.

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

Accordingly, any such unauthorized access to or use of such data and information, or breach of our security measures or those of our third-party service providers, could adversely affect our business, operations, and future prospects. While we have taken steps to mitigate our cyberattack risks and protect the confidential information that we have access to, including but not limited to installation and periodical updates of antivirus software and backup of information on our computer systems, our security measures may be vulnerable to such security breaches. In response to the Cybersecurity Incident, the Company took immediate actions to contain the threat and enhance its security posture. These measures include implementing additional safeguards across the cloud and internal network, increasing system monitoring, and reviewing access controls The Company had notified the appropriate regulatory and law enforcement authorities. The Company had also engaged third-party cybersecurity experts to perform an external cybersecurity assessment of its systems and processes, and the identified vulnerabilities and weaknesses have been remediated

Even though the Company has taken the relevant steps to ensure that such breach does not occur again, because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any cybersecurity incident like the one we recently experienced, accidental or willful security breaches or other unauthorized access to our systems could cause confidential information to be stolen and used for criminal purposes. Cybersecurity incidents, security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with our Hosts and Guests could be severely damaged, we could incur significant liability, and our business and operations could be adversely affected. Additionally, if we fail to protect confidential information, we may be susceptible to potential claims such as breach of contract, negligence or other claims. Such claims will require significant time and resources to defend and there can be no assurances that favorable final outcomes will be obtained.

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

Our information technology systems, internal computer systems, cloud-based computing services, and those of our current and any future third-party service providers are vulnerable to interruption and intrusion. Cyberattacks and other malicious internet-based activity, such as insider threats, computer malware, hacking, and phishing attempts continue to increase. Any cybersecurity incident or material disruption or slowdown of our systems could cause outages or delays in our services, which could harm our brand and adversely affect our operating results. Our failure to implement adequate cybersecurity protections could subject us to claims for any breach of security, particularly if it results in disclosure of information relating to our Hosts or Guests. If changes in technology cause our systems to become obsolete, or if our systems are inadequate to facilitate our growth, we could lose Hosts or Guests, and our business and operating results could be adversely affected. From time to time, and most recently in 2025, we have experienced security incidents or attempted attacks, and in some instances, individuals have had their personal information compromised. We conduct investigations when we become aware of such incidents and/or attempted attacks (although our investigations may not be able to determine the method of attack) and may notify affected persons, as necessary. In addition to traditional computer “hackers” employing malicious code (such as viruses, worms, and ransomware) to breach our systems and platform, we are susceptible to and monitor for social engineering, cyber extortion, and personnel theft or misuse.

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

Our current business model consists of a peer-to-peer car-sharing platform which facilitates sharing of vehicles between Hosts and Guests. In this context, we are a facilitator of vehicle bookings but disclaim legal responsibility for cars owned by Hosts and for actions by Hosts and Guests on our platform and during bookings. Our platform terms and conditions, inform Hosts and Guests that booking, sharing and using cars through the platform is undertaken at their own risk; the lease agreement entered into between Hosts and Guests prior to each booking that occurs in India also disclaims our responsibility for Host and Guest property and for other damages incurred in relation to bookings. We also include in our platform terms and conditions a limit on our overall liability equal to the greater of the booking value of each trip and $120. However, we cannot be certain of the extent to which such disclaimers and limitations would be upheld as legally enforceable in every jurisdiction or circumstance. We regularly receive communication from Hosts (and from time to time, Guests) asserting that we are responsible, and requesting reimbursement, for damages to vehicles, lost property and other losses. All of our Guests pay a “value added” trip protection fee as part of a booking, however, the amount available to us from Guest trip protection fees is not sufficient to offset the amounts requested to cover the cost of all damages claims, nor do we attempt to offset all such requests to cover vehicle damage. As a result, we often remain at a risk of residual claims that we may have to absorb in absence of a third-party insurance. For further information regarding the trip protection fees and related matters, please review information contained in this 10-K under the heading  Item 3 Legal Proceedings - Other Matters.

Further, we currently do not carry any insurance to protect against third-party damage claims tied to death, personal injury, or Guest or Host theft or other losses, or third-party property damage. Although Hosts may insure their own vehicles to varying extents and are required to do so by law , or opt for trip insurance covers offered by certain empaneled third party insurance providers in certain selective locations and for limited categories of vehicle damages, we do not carry out independent verification of Host insurance coverage, nor does Host vehicle insurance coverage, to the extent it exists, insulate us, in full or in part, from all types of damages claims or claims for third-party indemnification associated with damages. We may therefore be subject to claims of significant liability based on any of the foregoing or based on other events or circumstances which occur during a booking or relate in some other manner to our platform or our business. We do not maintain balance sheet reserves to cover costs of defending, disputing, adjudicating, satisfying or settling any such claims if they are asserted against us and we may not be able to succeed in any such actions, should they materialize and be determined to result in liability to us. While are currently in the process of identifying adequate and feasible insurance coverage for our business, there can be no guarantee that we will be able to obtain or expand insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. As our business continues to grow, incidences of such claims may also increase and, unless we obtain insurance coverage for such matters, we may choose or be required to absorb larger parts of such uninsured claims to avoid becoming subject to legal proceedings that could be resolved against us, which could lead to business losses and adversely affect our business, financial conditions and results of operations. Should uninsured losses occur, they could adversely affect our business, results of operations and financial condition. Further, our being subject to claims of liability, we may be subject to negative publicity and incur additional expenses, which could harm our business, financial condition, and operating results.

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

Our platform currently operates across over 100 cities in India. We are subject to differing, and sometimes conflicting, laws and regulations in the various states in which we operate our business, which are evolving and may change from time to time, which may give rise to inconsistent or ambiguous interpretations among local, regional, or national laws or regulations applicable to our business. Compliance with laws and regulations of different states imposing varying standards and requirements is burdensome for businesses like ours, imposes added cost, increases potential liability to our business, and makes it difficult to realize business efficiencies and economies of scale.

Relative to India, which is the location of our headquarters and the market where we currently have the largest number of bookings, we operate as an asset-light peer-to-peer car sharing business based on an interpretation of current legal and regulatory requirements. The operation of our business is informed by a regulatory framework which includes but is not limited to, the India Motor Vehicle Act, 1988 (“MVA”), which informs how we operate and the ways in which we promote our business. However, there can be no assurance that our interpretation of relevant Indian laws and regulations, including the MVA, is complete or correct, or that transportation authorities in India will interpret the MVA or other applicable regulations the same way that we do. In the event that the MVA or other applicable laws and regulations are interpreted in a manner unfavorable to us, we could become the subject of investigations and could potentially face fines, duties, judgments or other negative consequences, which could materially adversely affect our business and results of operations. Additionally, as our business continues to grow and evolve, laws and regulations will be amended to address the evolution of our business, resulting in new and unpredictable legal and regulatory obligations in emerging markets. It may be difficult for us to comply with the new laws and regulations that will be developed to address changes in our industry and business, and we cannot guarantee that we will be able to comply with such new laws and regulations. If our current or future business models are determined to be noncompliant with the national, regional, and local laws and regulations, we may be required to make costly adjustments to our business model, which could result in negative consequences, many of which may be outside of our control and impossible to predict.

In addition to laws and regulations directly applicable to the peer-to-peer car sharing businesses, we are subject to laws and regulations governing other aspects of our business practices, including laws and regulations relating to use of the Internet, e-commerce, and electronic devices, as well as those relating to taxation, online payments, automobile-related liability, consumer privacy, payments, and data protection, pricing, content, advertising, discrimination, consumer protection, protection of intellectual property rights, distribution, messaging, mobile communications, environmental matters, labor and employment matters, claims management, electronic contracts, communications, Internet access, securities and public disclosure, corruption and anti-bribery, and unfair commercial practices. In addition, climate change and greater emphasis on sustainability could lead to regulatory efforts to address the carbon impact of transportation and mobility, which could have a negative impact on our business.

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

We are obligated to develop and maintain proper and effective internal control over financial reporting. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to develop and maintain effective internal control over our financial reporting, or remediate any material weaknesses we identify in the future, we may not be able to accurately report our financial results in a timely manner, or prepare our financial statements within the time periods specified by the forms of the SEC, which may adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

During the years ended March 31, 2025, and 2024, we identified material weaknesses in our internal control over financial reporting pertaining to the inadequate design and maintenance of our internal control over our financial reporting and close activities and inadequate segregation of duties. Although those material weaknesses were remediated and there were no material weaknesses identified as of March 31, 2026, there can be no assurance that we will not experience additional material weaknesses in the future. We continue to assess our internal controls and procedures and intend to take further actions as necessary or appropriate to address any other matters we may identify in the future. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to prevent or avoid potential future material weaknesses in internal control over financial reporting. In addition, it is possible that control deficiencies or significant deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition, lead to a default under future indebtedness, and could have a material adverse effect on our business, financial condition, cash flow or results of operations.

Geographic areas in which Zoomcar operates and plans to operate in the future have been and may continue to be subject to political and economic instability.

We currently conduct all of our business operations in India (as of the date of this Form 10-K, we have closed our operations in Vietnam, Indonesia and Egypt). Our growth strategy is premised on the rapid expansion of our platform into emerging markets. Several of the countries in which we plan to operate our business in the future may be, subject to instances of political instability, civil unrest, hostilities, terrorist activities and economic volatility. Any such events may lead to, among other things, declines in Host and Guest demand for our platform, whether arising from safety concerns, a drop in consumer confidence, a general deterioration of economic conditions, currency volatility, adverse changes to the political and regulatory environment, or otherwise. Any such developments and any other forms of political or economic instability in our markets may harm our business, financial condition and operating results.

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

The tax environment continues to evolve in India on a routine basis and remains relatively fluid compared to other more mature markets. The indirect tax rates associated with the Goods and Services Tax (GST) have changed on multiple occasions since the GST’s introduction in 2017 and these tax rates shave further undergone changes most recently in September 2025.. Any further increase in these indirect tax rates could result in a reduction in the Company’s operating cash flow, which could impair our future profitability.

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

Further, in India, the Digital Personal Data Protection Rules (“DPDP Rules”) have recently been enforced partially and will continue to be enforced in a phased manner.

While the provisions for establishment of a “Data Protection Board” and Consent Managers have already been enforced, the remaining rules are yet to be enforced which would further operationalize the Digital Personal Data Protection Act, 2023 (DPDP Act), in line with India’s commitment to create a robust framework for protecting digital personal data in India. The entire framework for data protection legislation is fairly new in India and going through the phases of implementation right now which may add to cost of compliances and operations for us and affect us in ways that we are currently unable to predict.

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

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them in connection with their positions with publicly held companies. Outside directors are becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors’ and officers’ liability insurance is expensive and difficult to obtain. The SEC and OTCQB have also imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our Board.

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

Our current indebtedness and to the extent we incur indebtedness in the future, our future indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

We are in default of a majority of our indebtedness of $31.55 million as of March 31, 2026 (as more fully described under Item 8 Financial Statements; the Audited Consolidated Financial Statements) which has had and will continue to have an adverse effect on our financial condition, our ability to raise additional capital to fund our operations, and our ability to operate our business. Further, in the future, we may continue to incur a material amount of indebtedness. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:

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

The market price of our Common Stock has fluctuated widely since the closing of our Business Combination. During the period from January 1, 2024 to July 13, 2026, the trading price of our Common Stock has fluctuated from an intra-day high of $15,220 on January 12, 2024, to an intra-day low of $0.0562 on December 26, 2025.

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

In furtherance to the recent closing of the Bridge Financing 2026 as described elsewhere in this Report on 10-K we expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under the Incentive Plan. We may also raise capital through equity financing in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Common Stock to decline.

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

As of July 13, 2026 we have a total of 8,488,485 shares of Common Stock outstanding (i) without giving effect to any awards that may be issued under the Incentive Plan and (ii) assuming no exercise of the outstanding options and warrants. All shares currently held by public stockholders and all of the shares issued in the Business Combination to former Zoomcar Stockholders are freely tradable without registration under the Securities Act (except for the Common Stock that are the subject of resale registration statement pending effectiveness or filing ), and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including our directors, executive officers and other affiliates.

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

As of March 31, 2025, the Company entered into a securities purchase agreement, substantially in the same form as the December 2024 SPA and the January 2025 SPA with certain additional accredited investors in connection with the third closing of the Offering (the “December Third Closing”). The Company did not receive any cash proceeds in the December Third Closing. The securities were issued to the investors either (i) as consideration for waiving certain rights that such investors may have had in connection with a most favored nations provision included in the transaction documents for a prior financing of Zoomcar, Inc. or (ii) to settle outstanding amounts owed by the Company to its Placement Agent and the Legal Counsels (Aegis Settlement and Law Firm Settlement described below). Pursuant to the terms and conditions of the Securities Purchase Agreement, the Company issued to such investors an aggregate of $15,639,099 of securities consisting of 501,318 shares of common stock of the Company, par value $0.0001 per share (the Common Stock). The Company along with the Common Stock issued (i) Series A Warrants to purchase up to an aggregate of 6,706,192 shares of Common Stock at an exercise price of $6.24 per share, which takes into account a “share combination event” adjustment effective following the issuance of such warrants as a result of the Reverse Split (the “Series A Warrants”) and (ii) Series B Warrants to purchase initially no shares of Common Stock and then up to a maximum of 2,004,955 shares of Common Stock subject to certain adjustments, at an initial exercise price of $0.002.

The Company had filed a registration statement on Form S-1 on May 05, 2025, which did not take effect for resale of the securities that were issued in the Third Closing. Accordingly, owing to the delay/ ineffectiveness of the Form S-1 filed on May 05, 2025, on June 6, 2025, the Company issued a settlement letter (the “Settlement Letter”) to each of the investors from the First and the Second Closings (the “Settlement Investors”), pursuant to which the Settlement Investors agreed to the settlement of liquidated damages arising from Section 2.4 of the Registration Rights Agreements with the Investors, entered into on December 23, 2024 and January 31, 2025, respectively (“RRAs”). Under the provisions of the Settlement Letter, the Company agreed to issue an aggregate of 1,950,600 pre-funded warrants with an aggregate value of $3,023,400 to the Settlement Investors (the “Settlement Warrants”), with each Settlement Warrant having an exercise price of $0.0001 per share of Common Stock, in consideration for the full payment of liquidated damages owed to each Settlement Investor under Section 2.4 of the applicable RRA, and each Settlement Investor’s release of the Company from any and all claims thereunder including, without limitation any additional liquidated damages. The liquidated Damages were calculated till such period that the Investor first became eligible to freely resell the underlying securities under Rule 144 of the Securities Act of 1933. The valuation of the Settlement Warrants was calculated based on the volume-weighted average price of the Company’s common stock over the five (5) trading days immediately preceding June 6, 2025.

In addition, the shares of Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. As of July 13, 2026, a total of 1,002,544 shares of Common Stock have been reserved for future issuance under the Incentive Plan. 19,609 shares have been registered in a Form S-8 Registration Statement filed with SEC on February 11, 2025. On March 31, 2025, the number of shares of Common Stock reserved under the Incentive Plan was increased by a number of shares of Common Stock equal to 15% of the number of shares of Common Stock issued and outstanding on March 31, 2025, or an additional 369,311 shares. In furtherance of the increase to the Incentive Plan, on July 18, 2026, the Company filed a Form S-8 Registration Statement for the registration of an additional 5,008,017 shares of our Common Stock, consisting of (i) 369,311 shares of our Common Stock that our shareholders approved at a special meeting of stockholders held on February 18, 2025 and (ii) 4,638,706 shares of our Common Stock that our Board approved on July 7, 2025.

As on December 31, 2025 the number of shares of Common Stock reserved under the Incentive Plan was further enhanced by a number of shares of Common Stock equal to 3% of the number of shares of Common Stock of the total number of Common Stock issued and outstanding pursuant to the Annual Increase Requirements under the Incentive Plan.

On July 7, 2026, the Company’s Board of Directors approved an amendment to the Incentive Plan to increase the maximum aggregate number of shares of common stock reserved for issuance thereunder. Pursuant to the amendment, the share reserve will be increased by an amount of additional shares necessary to bring the total pool to thirty percent (30%) of the Company’s total issued and outstanding share capital on a fully diluted basis. The exact number of additional shares will be calculated and fixed as of the later of (i) July 31, 2026, or (ii) the closing of the Company’s ongoing exchange offer. These additional shares are restricted solely for the issuance of restricted stock units (RSUs), nonqualified stock options (NSOs), and other non-incentive stock option awards. The Company intends to file a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the additional shares authorized under the amended Incentive Plan following the final determination date.

Accordingly, these shares registered under these registration statements and any new shares issued pursuant to increase in pool shall be available for sale in the open market.

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

On June 2, 2026, the Company entered into a securities purchase agreement for a private pursuant to which we completed a first closing of 1,143 Series A units at $1,000 per unit for gross proceeds of approximately $1, 143,000 with the potential to sell up to $10,000,000 in total units including an overallotment option.

On June 18, 2026 entered into a securities purchase agreement for a private pursuant to which we completed a second closing of 537 Series A units at $1,000 per unit for gross proceeds of approximately $537,000.

On June 30, 2026 entered into a securities purchase agreement for a private pursuant to which we completed a third closing of 195 Series A units at $1,000 per unit for gross proceeds of approximately $195,000.

Each unit consists of one share of Series A Convertible Preferred Stock, initially convertible at $0.05 per share (subject to alternate conversion rights and price-reset adjustments), and one five-year warrant to purchase one share of Common Stock at an exercise price of $0.0625 per share. The subsequent conversion of these Preferred Shares or the exercise of these Warrants will result in the issuance of a substantial number of additional shares of our Common Stock. The resale of these shares, or even the perception that these future sales could occur, may adversely affect our stock price, and severely dilute the ownership and voting power of our existing stockholders.

Accordingly,

●	3,64,90,000 shares of Common Stock are issuable upon exercise of Preferred Shares at an initial conversion price of $0.05 per share.

●	3,64,90,000 shares of Common Stock are issuable upon exercise of Series A Warrants an exercise price of $0.0625 per share, subject to adjustment as provided under the respective Warrant document.

●	In connection with the First Closing, Second Closing and Third Closing, the Company issued Placement Agent Warrants to purchase up to 3,649,000 shares of Common Stock, on terms substantially similar to the Series A Warrants.

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

Risk Management Strategy

The Company’s cybersecurity risk management program is focused on the following key areas:

●	Governance: The cybersecurity risk management program is led by Mr. Vishal Ramrakhyani, Head of Engineering and Product, with the Internal Security team and the policies therein are reviewed from time to time by Mr. Vishal Ramrakhyani.

Our Board of Directors, through its Audit Committee, provide oversight of our cybersecurity risk management. The Audit Committee periodically reviews and receives updates from the management and the Internal Security Team, including briefings on recent developments, key initiatives to strengthen our systems, applicable industry standards, incident response preparedness, compliance with regulatory requirements, vulnerability assessments, third-party and independent reviews, and other information security considerations. Our Internal Security Team also frequently engages with key vendors, industry groups, and law enforcement communities as part of our continuing efforts to improve our cybersecurity program.

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

Experience:

Vishal Ramrakhyani, our Head of Engineering, has over 15 years of experience as a seasoned technology leader and operator with expertise in application development, IT, cybersecurity, data protection and governance. He has been associated with Zoomcar for more than 9 years and has led strategic initiatives to build robust cybersecurity practices that align with long-term business objectives. Vishal has also worked with internal DevSecOps and external security consultants to build policies around disaster recovery and incident response keeping business continuity as the core objective. Before Zoomcar, Vishal worked as an engineering leader in multiple startups in India.

Cybersecurity Risks

While we dedicate significant efforts and resources to our cybersecurity program, we may be unable to successfully identify threats, prevent attacks, satisfactorily resolve cybersecurity incidents, or implement adequate mitigating controls. On June 9, 2025, we identified a cybersecurity incident involving unauthorized access to our information systems, which is described in our Current Report on Form 8-K filed with the SEC on June 13 2025 (the “Cybersecurity Incident”). After the incident, we have also completed our external security assessment and have enhanced our internal controls. Any future cybersecurity incident, or any failure to adequately detect, respond to, contain, or remediate such an incident, could adversely affect our business, operations, financial condition, reputation, and brand, and could result in litigation, regulatory scrutiny, fines, penalties, or other liabilities.. To date and except as otherwise may be noted in this Annual Report on Form 10-K, we do not believe that any cybersecurity threats, including as a result of any previous cybersecurity incidents have materially affected, or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For more information relating to cybersecurity risks and uncertainties, please see the risk factor entitled “Breaches and other types of security incidents of our networks or systems similar to the recent Cybersecurity Incident, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing Hosts and Guests and attract new Hosts and Guests, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects.” in Part I, Item 1A, and other risk factors in this 10-K.

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

Item 3. Legal Proceedings

Except as described below, we are not currently subject to any material claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory disputes and proceedings (collectively, “Legal Proceedings”) We have received communications relating to certain legal proceedings, as described in “Risk Factors - A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested.”, “Risk Factor - The founder and former CEO of the Company has initiated a civil complaint against the Company contesting the reasons for his termination and has raised certain other claims with regards to his ownership of the Company and compensation for termination of his employment.,” and “The ACM Letter Agreement imposes significant cash payment, securities issuance, capital raise participation and other obligations on the Company, and ACM’s discretionary right to terminate the Courtesy Standstill Period creates significant ongoing risk to the Company” “The Reimer Settlement Agreement and -related issuances will result in additional dilution to our investors” We may become subject to other Legal Proceedings over time or from time to time, in the ordinary course of our business and as our business continues to grow and expand over time. Becoming involved with Legal Proceedings, regardless of the outcome, may result in substantial cost and diversion of our resources, including our management’s time and attention.

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

Litigation with Former Employee

In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar and IOAC challenging his termination, claiming approximately $400,000 in damages and claiming that 100,000 options to purchase shares of Zoomcar have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar and IOAC from “alienating or dealing” the 100,000 shares (without giving effect to the reverse splits and the conversion ratio for the business combination) of Zoomcar claimed by the former employee while the suit was pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that IOAC be deleted from the array of parties in the suit, inter alia since (i) IOAC is neither a necessary nor a proper party to the suit; (ii) no reliefs have been sought by the former employee from IOAC; and (iii) there is no cause of action against IOAC.

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

Zoomcar believes that the termination of Mr. Moran’s employment for cause was proper in accordance with the terms of his Employment Agreement. Mr. Moran’s case in the District Court was dismissed on account of Mr. Moran’s stated intention to refile the case in Delaware Superior Court. Mr. Moran refiled his lawsuit in the Superior Court of the State of Delaware on November 1, 2024. On November 27, 2024, the Company filed a motion to dismiss certain of the causes of action for failure to state a cause of action, and the briefing on that motion was filed on January 7, 2025. Mr. Moran filed opposition to Zoomcar’s motion on February 5, 2025 and Zoomcar filed a reply in further support of its motion on February 20, 2025. Zoomcar’s oral arguments in its motion to dismiss were heard on April 29, 2025 The Court has requested additional briefing with respect to the Company’s motion to dismiss Mr. Moran’s Wage claim. The additional briefing was due on August 15, 2025. The court granted the motion to dismiss Mr. Moran’s quasi-contractual claims and reserved decision on the balance of the motion. On November 20, 2025, the court further granted the motion to dismiss Mr. Moran’s tortious interference with contract claim and breach of New York labor law claim.

Further on March 16, 2026, the Company and Mr. Moran entered into a settlement agreement (the “Settlement Agreement”) resolving the litigation. The Settlement Agreement provides for the Company’s payment of $150,000 in installments and mutual releases of all claims, with no admission of liability by any party. The matter will be dismissed with prejudice upon completion of the settlement payments. Refer to Exhibit 10.55 for the terms of settlement agreement with Mr. Greg Moran which is incorporate by reference herewith.

Litigation with ACM

The Company received two default notices from ACM. The first notice was issued on May 22, 2024 which stated that the Company is in default of the terms of the Unsecured Convertible Note issued to ACM on December 28, 2023(“Note”), since the Company had entered into an equity line arrangement with White Lion Capital LLC, a variable rate transaction, without the prior consent of ACM. Further, on June 25, 2024, the Company received the second notice of default from ACM stating that the Company has incurred indebtedness in the form of $3,600,000 in principal amount of notes in a transaction involving Aegis Capital Corp. (“Aegis”) acting as the placement agent prior to which, the consent of ACM was not obtained. As per the terms of the ACM note, in the event of any default, all accrued but unpaid interest plus liquidated damages and other amounts thereof, shall become immediately due and payable in cash. On November 7, 2024, ACM filed a notice of motion for summary judgement in in lieu of complaint against Zoomcar in New York courts for accelerated payment of $5,997,832.72 due under the ACM note and related legal expenses, pursuant to breach of the terms of the note. ACM alleged that, two “Events of Default” (as defined in the Note) had occurred thereby entitling ACM to full and accelerated payment of the Note. The first was a Form 8-K, filed by Zoomcar on May 9, 2024, which allegedly disclosed that on May 6, 2024, Zoomcar had entered into an equity line arrangement and “Variable Rate Transaction” (as defined in the Note) with White Lion Capital LLC (“White Lion”). The second was a Form 8-K, filed by Zoomcar on June 21, 2024, which allegedly disclosed that on June 18, 2024, Zoomcar had incurred a form of debt that was not “Excluded Debt” (as defined in the Note) arising from its placement agent agreement with Aegis Capital Corp. without ACM’s prior consent. The Note generally provides that, upon the occurrence of an Event of Default, all accrued but unpaid interest plus liquidated damages and other amounts thereof shall become immediately due and payable to the Note holder. On January 14, 2025, Zoomcar filed opposition to the Motion. In relevant part, Zoomcar challenged the fact allegations concerning: (i) the first Form 8-K by tendering to the Court evidence confirming that the subject transaction with White Lion in fact had been terminated and the underlying filing of a Form S-1 registration statement contemplated in that transaction was never effectuated; and (ii) the second Form 8-K by tendering to the Court evidence confirming that the subject transaction involved Excluded Debt. The effect of the foregoing is the transactions were excluded from the definitions of Events of Default and extinguished ACM’s alleged entitlement to accelerated payment under the Note. Additional defenses were also presented by Zoomcar to the Motion. On March 28, 2025, New York County Supreme Court Justice granted a summary judgment in favor of ACM in the amount of $5,656,086.72, as well as default interest in the amount of $346,481.00, post-judgment interest at the statutory rate, attorneys’ fees, and costs. The issue of attorneys’ fees was referred to a special referee to report and recommend on submission from the parties. On May 9, 2025, the Court reduced the award of attorneys’ fees and costs to $12,000.00. On April 22, 2025, the Company filed a Notice of Appeal seeking to reverse the March 28, 2025, order granting summary judgment in favor of ACM. Zoomcar intends to vigorously prosecute its appeal. On May 11, 2026, Zoomcar executed settlement terms with ACM via a letter agreement.  Under the settlement terms, Zoomcar will pay ACM $2,500,000 in cash by October 31, 2026, with the remaining $3,500,000 balance converting into equity securities during the Company’s next financing round. Additionally, ACM is entitled to at least 10% of the gross proceeds from any future capital raises—or a higher percentage if granted to another creditor—and has agreed to a courtesy standstill through March 31, 2027, which it can terminate at any time. In exchange, Zoomcar has submitted a confession of judgment, and has withdrawn all pending appeals, along with a complete list of its assets and bank accounts being handed over to ACM.

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

Litigation with Series E Investors

On August 2025, the Company received a notice from the legal representatives of Reimer Family Partnership, L.P., Michael Schiavello, and Vasilios Takos (“Series E Investors”) who held warrants to purchase Series E Preferred Stock of Zoomcar, Inc. pursuant to the warrant agreement dated May 12, 2021. The warrant holders had raised a dispute regarding the non-delivery of shares following the submission of their respective notices of exercise. Thereafter the Series E Investors preferred to file a lawsuit against the Company in the Supreme Court of State of New York, County of New York.

On April 14, 2026, the Supreme Court of the State of New York, County of New York, issued an Order to Show Cause with Temporary Restraining Order (“TRO”) against the Company in the matter of Reimer Family Partnership, L.P. et al. v. Zoomcar Holdings, Inc. (Index No. 651695/2026). Pursuant to the terms of the TRO, pending a formal hearing on the matter, the Company and any persons acting in concert with it are strictly restricted from taking certain corporate actions. Specifically, the order enjoins the Company from: (i) seeking or obtaining stockholder approval to increase its authorized shares; (ii) issuing shares in connection with a proposed warrant exchange; (iii) consummating any proposed private placement or related equity financing; (iv) issuing shares of common stock to insiders, officers, directors, or affiliates, including proposed issuances to the Company’s Chairman; (v) effecting a reverse stock split; and (vi) transferring or dissipating any assets other than in the ordinary course of business. The Court has scheduled a formal hearing on the Order to Show Cause for May 7, 2026.

To remove the operational restraints from the TRO, on May 1, 2026, the Company entered into this settlement and general release agreement (“Reimer Settlement Agreement” as filed herewith as Exhibit 10.54) with the Series E Investors assuring certain staggered issuance of Common Stock by the Company to them during January 2027 and the settlement further contractually obligated the Series E Investors to immediately file a stipulation vacating the TRO so that Zoomcar can continue with its Bridge Financing process. More specifically, subject to a Section 3(a)(10) fairness order, the Company is required to issue 39,000,000 shares of common stock to the plaintiffs on January 1, 2027 (or within five business days of the order). The Series E Investors are subject to a 13-month leak-out period, and their total consideration from share sales and true-ups is capped at $2,000,000. As a backstop to these obligations, the Company executed a $2,500,000 Confession of Judgment, which remains subject to the $2,000,000 total recovery cap.

The related TRO was vacated on May 4, 2026. Following a fairness hearing, on June 1, 2026, the court entered an order approving the fairness of the terms and conditions of the settlement for purposes of Section 3(a)(10) of the Securities Act.

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

Given that Zoomcar operates as a peer-to-peer car sharing marketplace which facilitates sharing of vehicles between the Hosts and Guests through its platform, the responsibility and liability of Zoomcar under the T&Cs is limited to being a facilitator of such transaction and the obligations for liabilities arising out of listing and/or use of the vehicle booked through the platform is on the Guests and the Hosts. The use of the Zoomcar platform and sharing of vehicle through the platform is undertaken by the Host and Guests entirely at their own risk. Zoomcar’s liability is further capped under the T&Cs at approximately $120 (across all jurisdictions) for any claims arising out of the use of Zoomcar platform. However, Zoomcar, as part of the facilitation services to Hosts and Guests, also provides for trip-based vehicle protection whereby Zoomcar collects and pools the “value-add” damage coverage fee to be applied to the costs of repairs or other damage or loss of vehicle in the event a Host vehicle is involved in an incident, such as an accident, during a trip and this value-add trip protection fee pool may not always help set off the damage claims. Therefore, Zoomcar often remains at a risk of residual claims that it may have to absorb in absence of a third-party insurance. See the section titled “Risk Factors - Insurance Risks Related to Our Business,” as our business is subject to certain risks in absence of third-party insurance cover that could have a material impact on our business.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our Common Stock was listed on the Nasdaq Global Market until May 06, 2025, and our Public Warrants were also listed on the Nasdaq Global Market until May 06, 2025. From May 08, 2025, to November 4, 2025 our Common Stock was quoted on the OTCQX (OTC Markets Group Inc.) On November 4, 2025, the Company’s Common Stock commenced trading on the OTCQB under the ticker symbol “ZCAR.” From May 08, 2025, until June 9, 2025 our Public Warrants have been quoted on the OTCQB under the symbol “ZCARW.” From June 10, 2025, onwards our Public Warrants continued to be listed on OTCID(erstwhile Pink Current Market) until August 15, 2025 when our Public Warrants were moved and quoted on Pink Limited until November 3, 2025. From November 3, 2025 until the date of this Report, our Public Warrants have been quoted on the OTCID (OTC Markets Group Inc.) under the symbol “ZCARW.”

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

May 08, 2025 to July 13, 2026	$4.3000	$0.0562

Public Warrants

OTCQB: May 08, 2025 to June 9, 2025	$0.0300	$0.0041
Pink Current/OTCID: June 10, 2025 to August 15, 2025	$0.015	$0.0002
Pink Limited Market: August 16, 2025 to November 2, 2025	$0.0283	$0.0001
OTCID: November 3, 2025 to July 13, 2026	$0.021	$0.0017

The closing price of our Common Stock and Public Warrants as reported by OTCQB and OTCID as of July 13, 2026, was $0.14 and $0.0019, respectively.

Holders of Record

As of July 13, 2026, there were 689 holders of record of our Common Stock and 1 holder of record of our Public Warrants. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Incentive Plans

The following information is as of March 31, 2026 under the 2023 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of granted restricted stock unit awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	-	-	5,017,950	1,002,544
Options assumed during the Business Combination approved by security holders(2)	1	$120	-	-
Options assumed during the Business Combination approved by security holders(2)	15	$300		-
	16	$420	5,017,950	1,002,544

(1)	The Company adopted the 2023 Equity Incentive Plan in connection with the Business Combination. As of the date of this Form 10-K a total of 5,017,950 RSUs have been granted to the employees and the Board and 1,002,544 are reserved for future issuance.

(2)	In connection with the Business Combination, the Company assumed options to purchase 16 shares from the Zoomcar, Inc. 2012 Equity Incentive Plan with the remaining options being cancelled, other than 100,000 options of 2012 Equity Incentive Plan to purchase 2 (two) shares of the Company (arrived at after taking into account the conversion ratio 0.0281:1 for the business combination event and after giving effect to the First and Second Reverse Split) which were neither assumed nor cancelled and remain the subject of a litigation (see “Risk Factors - A former employee of Zoomcar India has instituted a wrongful termination suit and claims that certain Zoomcar options have vested”).

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

Issuer Repurchases of Securities

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended March 31, 2026 and 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in this Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

As of July 13, 2026 we had 8,488,485 shares of our Common Stock issued and outstanding. Except as otherwise indicated, all share and per share information in this report gives effect to a second reverse stock split effected on March 21, 2025 at a ratio of 1-for-20.

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

	Twelve Months Ended March 31, 2026
(In thousands)	2026	2025
Booking Days	743	679
Gross Booking Value	$25,268	$25,283

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

(1)	Refers to calendar quarters (i.e., Q1-24 = January 01 to March 31, 2024).

For the year ended March 31, 2026, Booking Days on the platform totaled approximately 743,239, compared to 678,708 during the year ended March 31, 2025.

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

(1)	Refers to calendar quarters (i.e., Q1-24 = January 01 to March 31, 2024).

(2)	Booking Days are for bookings completed and GBV also includes a small portion of cancellation fee charged to the Guests in the case of cancelled bookings.

During the year ended March 31, 2026, Gross Booking Value on the platform totaled approximately $25.27 million, compared to approximately $25.28 million during the year ended March 31, 2025.

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

Our revenue for the year ended March 31, 2026 and 2025, consists of revenue from services and other operating revenue.

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

Finance Costs

Finance costs consist primarily of interest on vehicle loans, finance leases, bridge loan, changes in fair value of Atalaya note, interest on unsecured and convertible notes and redeemable promissory note. In addition, it also includes Note issue expenses, bank charges, other borrowing costs.

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

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Years Ended March 31,
	2026	2025
Net revenue	9,156,025	9,105,891
Costs and expenses
Cost of revenue	4,428,965	5,296,841
Technology and development	2,655,570	2,965,631
Sales and marketing	657,032	1,466,047
General and administrative	8,182,041	9,778,371
Total costs and expenses	15,923,608	19,506,890
Loss from operations	(6,767,583)	(10,400,999)
Finance costs	3,183,148	8,607,173
Gain on troubled debt restructuring	(72,912)	(1,171,161)
Other income, net	4,743,294	7,785,292
Loss before income taxes	(14,621,113)	(25,622,303)
Provision for income taxes	-	-
Net loss	(14,621,113)	(25,622,303)

The following table sets forth our results of operations as a percentage of net revenue:

	For the Years Ended March 31,
	2026	2025
Net revenue	100%	100%
Costs and expenses
Cost of revenue	48%	58%
Technology and development	29%	33%
Sales and marketing	7%	16%
General and administrative	89%	107%
Total costs and expenses	174%	214%
Loss from operations	-74%	-114%
Finance costs	35%	95%
Gain on troubled debt restructuring	-1%	-13%
Other income, net	52%	85%
Loss before provision for income taxes	-160%	-281%
Provision for income taxes	0%	0%
Net loss income	-160%	-281%

Net Revenue

	For the Years Ended March 31,
	2026	2025	Change	% Change
Revenues from services	9,072,184	9,024,576	47,608	1%
Other revenues	83,841	81,315	2,526	3%
Net Revenue	9,156,025	9,105,891	50,134	1%

Our total net revenue for the year ended on March 31, 2026, and March 31, 2025, was $9.16 million and $9.11 million, respectively, representing an increase of $0.05 million, or 1% year over year.

Costs and Expenses

Cost of Revenue

	For the Years Ended March 31,
	2026	2025	Change	% Change
Cost of revenue	4,428,965	5,296,841	(867,876)	-16%

Cost of revenue was $4.43 million during the year ended March 31, 2026, as compared to $5.30 million during the year ended March 31, 2025, a reduction of $0.87 million, or 16%. These reductions in expenses were driven by overall Company-wide efforts to achieve greater operational efficiency. Key drivers of the savings include reduction of $0.30 million on account of depreciation of tracking devices during the year ending March 31, 2026 since these devices were fully depreciated in the previous fiscal year ended March 31, 2025, $0.24 million reduction in software support and maintenance expenses during the year ending March 31, 2026 as compared to previous fiscal year due to migration of cloud infrastructure from Amazon web services to Google cloud platform, savings include $0.21 million reduction in personnel costs (driven by headcount reductions in India, and discontinuation of operations in Egypt and Indonesia) and savings of $0.10 million reduction in customer outstandings due to introduction of security deposit which is used to offset customer outstandings.

Technology and Development

	For the Years Ended March 31,
	2026	2025	Change	% Change
Technology and development	2,655,570	2,965,631	(310,061)	-10%

Technology and development expenses totaled $2.66 million during the year ended March 31, 2026 as compared to $2.97 million during the year ended March 31, 2025 a decrease of $0.31 million, or 10%. These savings were driven by reduction of $ 0.17 million reduction in employee benefit expenses during the year ended March 31, 2026 as compared to previous Fiscal year ended March 31, 2025 and reduction of $0.14 million in IT platforms support costs as the Company continues to optimize usage of SAAS tools and cloud-based IT services while enabling more in-app features for Guests and Hosts.

Sales and Marketing

	For the Years Ended March 31,
	2026	2025	Change	% Change
Sales and marketing	657,032	1,466,047	(809,015)	-55%

Sales and marketing expense totaled $0.66 million during the year ended March 31, 2026, as compared to $1.47 million during the year ended March 31, 2025, a decrease of $0.81 million, or 55%, primarily driven by $0.58 million reduction in performance and brand marketing related expenses and reduced incentivization of the hosts during the year ended March 31, 2026 as compared to the previous Fiscal year. Further Personal-related costs decreased by $0.23 million during the year ended March 31,2026 as compared to the previous comparable period.

General and Administrative

	For the Years Ended March 31,
	2026	2025	Change	% Change
General and administrative	8,182,041	9,778,371	(1,596,330)	-16%

General and administrative expenses were $8.18 million during the year ended March 31, 2026, as compared to $9.78 million during the year ended March 31, 2025, a reduction of $1.60 million, or 16%. This reduction in general and administrative expenses is primarily due to the cost rationalization and optimization efforts resulting in reduction of $1.23 million in professional fees during the year ended March 31, 2026 as compared to the year ended March 31, 2025 and reduction $0.38 million in rental expense pertaining to parking sites where assets held for sale was parked, due to sale of majority of these assets coupled with closure of certain regional offices during the year ended March 31, 2026 as compared to the year ended March 31, 2025.

Finance Costs

	For the Years Ended March 31,
	2026	2025	Change	% Change
Finance Costs	3,183,148	8,607,173	(5,424,025)	-63%

Finance costs were $3.18 million during the year ended March 31, 2026, as compared to $8.61 million during the year ended March 31, 2025, a reduction of $5.42 million, or 63%. The higher costs recoded during the Fiscal year ended March 31, 2025 was primarily due to non-cash expenses of $3.29 million, $2,00 million and $1.77 million related to cost of issuance of warrants other expenses related to private placement round of November 2024, December 2024, January 2025 and March 2025, Interest on redeemable promissory notes and amortization of discount and debt issuance cost on redeemable promissory notes which was fully paid back in November 2024 respectively as compared to nil cost recorded during the year ended March 31, 2026. These savings are offset on account of Loss on withdrawal of lease waiver amounting to $ 1.13 Mn during the year ended March 31, 2026 due to continued default in payment of lease rentals by the company and Change in the fair value of Atalaya note amounting to $0.54 million and increase in other borrowing cost amounting to $0.14 million during the year ended March 31, 2026.

Gain on troubled debt restructuring

	For the Years Ended March 31,
	2026	2025	Change	% Change
Gain on troubled debt restructuring	(72,912)	(1,171,161)	1,098,249	-94%

Gain on troubled debt restructuring during the year ended on March 31, 2026, was $ 0.07 million as compared to $1.17 million during the year ended March 31, 2025.

Other expense /(income), net

	For the Years Ended March 31,
	2026	2025	Change	% Change
Other (income) expense, net	4,743,294	7,785,292	(3,041,998)	-39%

The Company reported net Other expenses of $4.74 million during the year ended March 31, 2026, versus other expenses of $7.79 million during the year ended March 31, 2025, an decrease of $3.04 million or 39%.

The Company recorded a non-cash gain of $9.04 million and $1.74 million on account of change in fair value of derivative financial instruments and fair value of Atalaya notes respectively. These non-cash gains recorded during the fiscal year ended March 31, 2025, was partially offset by non-cash loss amounting to $3.46 million and $0.46 million recorded due of loss on extinguishment of liability on account of most favored nation clause provided to senior secondary convertible promissory notes issued prior to deSPAC and loss on modification of finance leases. Further loss amounting to $0.45 million recorded on account of bad debts written off on receivable from car sales during the fiscal year ended March 31, 2025, all of which was nil during the fiscal year ended March 31, 2026. This net gain of $6.41 million which was not recorded coupled with a $2.00 million increase in liquidated damages owed to investors for non-registration of shares issued during the December 2024 private placement round during the fiscal year ended March 31, 2026 as compared to Fiscal year ended March 31, 2025 was offset significant decline of $7.14 million loss on litigation settlement, Gain amounting to $1.75 million, $1.05 million and $0.44 million on account of derecognition of subsidiary, write off of liabilities and recovery of goods and service taxes receivable amount recoded during the fiscal year ended March 31, 2026 as compared to Fiscal year ended March 31, 2025. Further loss on assets written off and impairment of assets held for sale declined by $0.74 million and $0.42 million respectively during the current fiscal year ended March 31, 2026, as compared to previous comparable period.

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

The following table summarizes our non-GAAP financial measures, along with the most directly comparable GAAP measure, for each period presented below.

	For the Years Ended Mar 31,
	2026	2025
Gross profit	$4,727,060	$3,809,050
Gross margin	52%	42%
Contribution profit	5,065,269	4,250,778
Contribution margin	55%	47%
Net Loss	(14,621,113)	(25,622,303)
Adjusted EBITDA	$(5,221,849)	$(9,914,633)

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

We recorded a contribution profit of $5.07 million during the year ended on March 31, 2026, versus a contribution profit of $4.25 million during the year ended on March 31, 2025. Our gross profit improved to $4.73 million during the year ended on March 31, 2026, versus $3.81 million during the year ended on March 31, 2025, which was driven by reductions in cost of revenue due to the overall improvements in Companywide operational efficiencies accomplished over the past few quarters.

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

The following tables present reconciliations of gross profit/(loss) to contribution profit/(loss) and gross margin to contribution margin for each of the periods indicated:

Contribution Profit/(Loss)

	For the Years Ended March 31,
	2026	2025
Net revenue	$9,156,025	$9,105,891
Cost of revenue	4,428,965	5,296,841
Gross profit	4,727,060	3,809,050
Add: Depreciation and amortization in COR	43,534	340,188
Add: Stock-based compensation in COR	40,110	3,650
Add: Overhead costs in COR (rent, software support, insurance, travel)	566,815	840,289
Less: Host Incentives and Marketing costs (excl. brand marketing)	312,250	742,399
Less: Host incentives	109,475	147,180
Less: Marketing costs (excl. brand marketing)	202,775	595,219
Contribution profit	$5,065,269	$4,250,778
Contribution margin	55%	47%

Adjusted EBITDA is a non-GAAP financial measure that represents our net income or loss adjusted for (i) other income and (expense), net; (ii) depreciation and amortization;(iii) finance costs; (iv) stock based compensation; (v) gain on troubled debt restructuring; (vi) any other exceptional nonrecurring expenses.

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

Our adjusted EBITDA loss reduced to $5.22 million during the year ended on March 31, 2026, as compared to an adjusted EBITDA loss of $9.91 million during the year ended on March 31, 2025. This improvement is a direct result of broad-based cost reduction and optimization initiatives. These initiatives successfully lowered our cost of revenue, technology and development costs, sales and marketing costs, and general and administrative costs (as detailed in the preceding section).

Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

●	Adjusted EBITDA does not reflect other (income)/expense, net, which includes interest income on cash, cash equivalents and restricted cash and investments, net of interest expense, and gains and losses on foreign currency transactions and balances;

●	Adjusted EBITDA excludes certain recurring non-cash charges, such as depreciation of property and equipment and amortization of intangible assets, etc. although these are non-cash charges, the assets being depreciated and amortized may need to be replaced in the future, and adjusted EBITDA does not reflect all cash requirements for such replacements or for new capital expenditure requirements;

●	Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy: and

●	Adjusted EBITDA excludes all finance charges.

●	Adjusted EBITDA excludes gains on account of Trouble debt restructuring. .

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, Net (Loss) / Income:

	For the Years Ended March 31,
	2026	2025
Net Loss	$(14,621,113)	$(25,622,303)
Add/ (deduct)
Stock-based compensation	1,453,968	52,461
Depreciation and amortization	91,766	433,905
Finance costs	3,183,148	8,607,173
Other (income)/expense, net	4,743,294	7,785,292
Gain on troubled debt restructuring	(72,912)	(1,171,161)
Adjusted EBITDA	$(5,221,849)	$(9,914,633)

Liquidity and Capital Resources

During the year ended March 31, 2026, and 2025 respectively, we used cash flows from operations of $1.36 million and $ 8.53 million, respectively, reflecting greater operating cost efficiencies and reduced overhead expenditures in 2026. The Company incurred a net loss of $14.62 million and $25.62 million during the years ended March 31, 2026, and 2025, respectively, and the accumulated deficit amounts to $347.79 million and $333.17 million as of March 31, 2026, and 2025, respectively.

As of March 31, 2026, our cash and cash equivalents totaled $0.33 million.

Our primary use of cash is to fund our existing operations. If we have sufficient working capital, we will continue to invest in growth of our business, product development and our technology platform. We expect that our general and administrative expenses will be reduced on an absolute dollar basis due to our efforts to manage cost, use of our cash effectively and improve profitability while managing our research and development programs. As on March 31, 2026, the Company’s cash position was critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain Hosts and Guests, and the scope of future sales and marketing activities.

The Company expects to continue to incur net losses and have significant cash outflows from operating activities for at least the next 12 months. Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date of the Consolidated Financial Statements were issued. The Company underwent various rounds of financing as described in the “Financing Arrangements” section (see Management’s Discussion and Analysis of Financial Condition and Results of Operations of this form 10-K), which resulted in the payment of certain outstanding indebtedness, the Company will still need to raise additional capital imminently to have sufficient growth capital. The Company believes that current cash and cash equivalents will allow the Company to continue operations through September 30, 2026, if the Company makes partial payment towards its currently outstanding indebtedness and future accruals.

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

Financing Arrangements

We have financed our operations through revenue generated from sales, borrowings, and issuance of Common Stock, preferred stock, convertible promissory note and unsecured convertible notes and redeemable promissory notes. The transactions pertaining to issuance of common stock, debt instruments and other financing arrangements are listed below:

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

Debt Financings

Debentures and Other Borrowings from Financial Institutions

We have obtained loan facilities from various financial institutions during earlier time periods, which remained outstanding as of March 31, 2026.

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

On January 8, 2026 , the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued convertible redeemable notes for a total principal amount of $ 42,614 with an initial issue discount of $ 5,114. The net proceeds disbursed to the Company were $ 35,000 after deduction of legal and due diligence fees of $ 2,500. Hence, the total debt issuance costs amounts to $ 7,614.

Aggregate Unsecured Notes

During the year ended March 31, 2026, the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued Bridge notes for a total principal amount of $1,427,825 with an initial issue discount of $ 152,825. The net proceeds disbursed to the Company were $1,223,500 after deduction of legal and due diligence fees of $ 51,500.

Additionally, $45,500 (i.e. 13% of net proceeds for the note issued in June) is due to the placement agent relating to the issuance of these bridge notes which is directly attributable to the loan raised, thereby bringing the total debt issuance costs to $97,000.

The following table summarizes our cash flows for the periods presented:

	For the Years Ended Mar 31,
Statements of Cash Flows Data:	2026	2025
Net cash used in operating activities	(1,359,300)	(8,525,164)
Net cash flows generated from investing activities	11,040	492,140
Net cash generated from financing activities	608,353	7,718,331
Effect of foreign exchange on cash and cash equivalents.	(103,008)	(9,414)
Net decrease in cash and cash equivalents	(739,907)	(314,693)

Operating Activities

Net cash used in operating activities was $1.36 million and $ 8.53 million for the year ended March 31, 2026, and 2025, respectively. The major drivers contributing to the decrease of $7.17 million during the current year compared to previous year, included the following:

1.	Decrease in net loss of $4.28 million after adjustments for non-cash items. These adjustments include Depreciation and amortization, fair value changes in financial instruments, Interest on subcontractor liability, Gain on recovery of goods and service tax receivable, Gain on derecognition of subsidiary, interest on redeemable promissory note, gain on troubled debt restructuring, Stock based compensation, Interest on finance leases, Gain on sale and disposal of assets, net, Gain on sale and disposal of assets held for sale, net, Payable to customers and provision written back, Assets written off, Liquidated damages, Host receivable written off, Amortisation of discount and debt issuance cost on redeemable promissory notes, Interest on unsecured loans, Interest on Convertible notes, Loss on modification of finance leases, Change in fair value of Unsecured Convertible Note, Issuance cost towards issue of warrants, Liabilities written off, Bad debts against receivables from car sale, Loss on extinguishment of liability, Impairment on assets held for sale, Loss on litigation settlement, Loss on settlement and Unrealized foreign currency exchange loss, net ,etc.

2.	The company reported a positive working capital movement of $5.01 million during the current year compared to $2.12 million in the previous year, indicating a larger release of cash from working capital and improved working capital efficiency.

Investing Activities

Net cash generated from investing activities totaled $ 11,040 for year ended on March 31, 2026, as compared to $0.49 million during the same period in 2025. The cash generated during the year ended on March 31, 2025, is largely attributable to receipt of proceeds from maturity of investment in fixed deposits and proceeds from sale of assets held for sale.

Financing Activities

Net cash generated from financing activities totaled $0.61 million and $7.72 million during the year ended on March 31, 2026, and March 31, 2025, respectively. The Company received net proceeds from the issuance of unsecured notes, convertible notes and debt amounting to $1.18 million, $0.39 million and $0.60 million respectively, further the payments include repayment of debt $0.67 million, repayment of unsecured note amounting to $0.60 million and payment towards finance lease amounting to $0.29 million during the year ended March 31, 2026 as compared to higher proceeds from the issuance of redeemable promissory note net of issuance cost amounting to $2.51 million, issuance of equity warrants net of issuance cost amounting to $13.70 million and proceeds from issuance of Debt $1.07 million, further there are cash outflows towards repayment of Debt, redeemable promissory notes and towards finance lease amounting to $3.10 million,$3.80 million and $2.65 million respectively during the year ended March 31, 2025. As the Company’s cash position decreased, critical payments and debt repayments were not being made in the ordinary course of business.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business.

Below is a table that shows our contractual lease obligations as of March 31, 2026:

	Mar 31, 2026
Maturities of lease liabilities are as follows:	Operating Leases	Finance Leases
2027	$320,092	$2,084,656
2028	335,673	-
2029	352,034	-
Total Lease Payments	$1,007,799	$2,084,656
Less : Imputed Interest	180,385	26,375
Total Lease Liabilities	$827,414	$2,058,281

Borrowings

The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a material penalty are not included in the table above.

As at	Mar 31, 2026
Current
From NBFCs
- Mahindra & Mahindra Financial Services Limited	$344,977
- TATA Motors Finance Limited	1,172,688
- Kotak Mahindra Financial Services Limited	370,416
- Clix Finance India Private Limited	71,085

From Others
- Honor PCF Trust I	552,278
Total	$2,511,444

Total maturity for the year ending on March 31, 2027	$2,511,444

Contingencies

(A)

Claims filed by customers and third-parties not acknowledged as liability amounted to $368,616 and $220,868 as at March 31, 2026 and March 31, 2025, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip ; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company, the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B)

The Company has received various orders and show cause notices from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $3,363,842 (March 31, 2025: $9,514,651). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of March 31, 2026 and March 31, 2025.

(C)	In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $359,573 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

(D)

Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2023 tax returns. There are other ongoing audits in various other jurisdictions that are not material to our financial statements. The Company received an order for fiscal year 2015-16 in relation to non-deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $113,969 (March 31, 2025: $125,839). Penalty of $113,969 has been claimed but the proceedings are kept under abeyance until the above order is disposed off. The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position as at March 31, 2026 and March 31, 2025, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

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

Unsecured Notes

During the year ended March 31, 2026, the Company has issued Bridge Notes which are repayable at the principal value along with an interest of 10-12% p.a. on the maturity date and has been accounted for under ASC 470-10. The Company issued these Bridge Notes at discount and incurred expenses on the issue of these Notes. As per ASC 835, the discount and the expenses incurred on issue of the Bridge Notes have been amortized over the contractual period using the effective interest method. The Bridge Notes liabilities have been presented net off the discount and issue expenses.

Convertible Notes

During the year ended March 31, 2026, the Company has issued Convertible Notes which are repayable at the principal value along with an interest of 6-12% p.a. on the maturity date or the holder as an option to convert those in variable number of equity shares and the same has been accounted for as a share settled debt under ASC 480-10. The Company issued these Convertible Notes at discount and incurred expenses on the issue of these Convertible Notes. As per ASC 835, the discount and the expenses incurred on issue of the Convertible Notes have been amortized over the contractual period using the effective interest method. The Convertible Notes liabilities have been presented net off the discount and issue expenses.

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

During the year ended March 31, 2025, the Company issued shares of Common Stock, pre-funded, Series A and Series B warrants in the November 2024 and December 2024 offering (Refer note 19)and as consideration to the placement agents for the issuance. The Common stock and pre-funded warrants were classified as equity in accordance with ASC 815-40. The Series A warrants and Series B warrants were initially classified as derivative financial instruments in accordance with ASC 815-10-15-83.

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

During the year ended March 31, 2026, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, debt, unsecured notes, convertible redeemable note, unsecured convertible note and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

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

Subsequent Events

Tender Offer / Warrant Exchange

(A) On January 23, 2026, Zoomcar Holdings, Inc. (the “Company”) filed a Current Report on Form 8-K announcing a voluntary offer to exchange multiple classes of its outstanding warrants for shares of the Company’s common stock. Under the offer, holders of each Common Warrant are entitled to receive 20,000 shares of common stock for each warrant tendered and accepted, and holders of each Series A Warrant, Series B Warrant, Pre-Funded Warrant, Bridge Placement Agent Warrant, Placement Agent Warrant and Series A Placement Agent Warrant are entitled to receive 10 shares of common stock for each such warrant tendered and accepted. The exchange offer is subject to customary terms and stockholder approval of an increase in authorized common shares and is intended to simplify the Company’s capital structure.

On April 15, 2026, the Company extended the time period for offer to exchange to May 11, 2026. Subsequently, on May 12, 2026, the Company further extended the time period for offer to exchange to June 30, 2026. On June 25, 2026, the Company further extended the time period for offer to exchange to July 24, 2026.

Concurrently, the Company also commenced a private placement offering of up to $5 million of units, each consisting of one share of Series A convertible preferred stock initially convertible at $0.05 per share of common stock and one warrant exercisable at $0.0625 per share of common stock, subject to customary anti-dilution adjustments, with a minimum raise of $2 million and proceeds intended for general corporate purposes, including working capital. On February 12, 2026, the Company filed an amendment to the Form 8-K to reflect revised terms, including the addition of an overallotment option exercisable by the placement agent for up to an additional $5.0 million of units, an updated offering termination date of March 31, 2026, and clarification that subscription funds will be returned if the minimum offering amount of $2 million is not achieved. On April 15, 2026 the scheduled termination date of the Offering was extend to May 11, 2026. On May 12, 2026, the Company further extend the termination date for the Offering to June 30, 2026. Subsequently on June 26, 2026 the Company extended the scheduled termination date of the Offering from June 30, 2026 to July 30, 2026.

(B) On May 11, 2026, the Company entered into a Letter of Understanding with ACM Zoomcar Convert LLC (“ACM”) for settlement of a liability with respect to a previous judgement order of $6,009,833 (together with interest and other amounts). Refer Note 16 for further details. The liability shall be settled partly by cash to the extent of $2,500,000 on or before October 31, 2026 and the remaining balance by issuance of equity at a price and on the economic terms of the next financing closed by the Company prior to the date the cash payment is made in full. Further, ACM is entitled to receive at least 10% of the gross proceeds of any capital raising activity of the Company.

(C) On April 28, 2026, Shachi Singh notified the Company of her resignation as Chief Legal Officer & General Counsel of the Company.

(D) On May 10, 2026, Mohan Ananda notified the Company of his resignation from the Board of Directors of the Company, effective as of May 10, 2026.

(E) On May 14, 2026, the Company entered into a standstill agreement with CFI Capital LLC (“CFI”) relating to the Convertible Redeemable notes issued to CFI on August 24, 2025, with an original principal amount of $150,000 (the “CFI Note”). Pursuant to the agreement, CFI agreed not to exercise any conversion rights under the CFI Note that would permit conversion into shares of the Company’s common stock at a market-based conversion price prior to September 30, 2026.

(F) On May 15, 2026, the Company entered into a standstill agreement with Labrys Fund II, L.P. (“Labrys”) relating to the Promissory note issued to Labrys on August 19, 2025, with an original principal amount of $180,000 (the “Labrys Note”). Pursuant to the agreement, Labrys agreed to forbear from exercising any rights to convert the Labrys Note into shares of the Company’s common stock at a market-based conversion price following an event of default prior to September 30, 2026.

(G) On April 13, 2026, the Company entered into a Termination Letter and an Indemnification Agreement with Aegis Capital Corp. (“Aegis”) (collectively, the “Aegis Documents”). Pursuant to the Aegis Documents, the Company’s prior placement agent and underwriting engagement agreements with Aegis will terminate in exchange for the future issuance to Aegis of units of securities, on the same terms as the units issued to investors in the Company’s contemplated private placement of Series A Convertible Preferred Stock and warrants, with an aggregate value of $2,000,000. The Aegis Documents are executory and will not become effective until the issuance of such consideration securities, which is expected to occur on the earlier of (i) the date that is 60 days following the consummation of the Company’s contemplated uplisting to a national securities exchange and (ii) December 31, 2026. Refer to Exhibit 10.56 and Exhibit 10.57 for more details on the Aegis Documents.

(H) During June 2026, Zoomcar Holdings, Inc. entered into a securities purchase agreement with accredited investors for a private placement of Series A units, each consisting of one share of Series A Convertible Preferred Stock and one warrant to purchase common stock at a purchase price of $1,000 per unit. At the first closing on June 2, 2026, the Company issued 1,143 units, raising approximately $1.143 million before fees and expenses. At the second closing on June 18, 2026, the Company issued an additional 537 Units, raising approximately $537,000 before fees and expenses. On June 30, 2026, the Company completed the third closing of the Offering, issuing 195 Units for gross proceeds of approximately $0.2 million, before deducting placement agent fees and offering expenses.

The Offering allows for the sale of up to $5,000,000 of Units, plus an additional $5,000,000 issuable under the exercise of the placement agent’s overallotment option in one or more closings, with a minimum subscription threshold of $1,000,000 to be satisfied. The Preferred Shares and warrants are both convertible into common stock at an initial price of $0.05 per share and $0.0625 per warrant respectively. ThinkEquity LLC acted as the exclusive placement agent for the Offering and is entitled to receive a cash fee equal to 10% of the gross proceeds from each closing, a non-accountable expense allowance of 1% of the gross proceeds of each closing, reimbursement of expenses, and warrants representing 10% of the common shares underlying the sold units. The Company is required to issue Placement Agent Warrants to purchase up to 2,186,000 shares of Common Stock for the first closing, Placement Agent Warrants to purchase up to 1,074,000 shares of common stock for the second closing, and Placement Agent Warrants to purchase up to 390,000 shares of common stock for the third closing, in each case on substantially similar terms to those offered to investors.

(I) Subsequently, the Company entered into Securities Purchase Agreements with certain institutional accredited investors and issued Bridge Notes with a total principal amount of $300,800. These notes were issued with an initial issue discount of $32,800. After deducting legal and due diligence fees of $23,000, the net proceeds received by the Company amounted to $245,000. The Bridge Notes bear interest at an annual rate ranging from 10% to 12% and require scheduled monthly installment repayments beginning November 30, 2026, through July 2, 2027. The Company has the option to prepay the notes, in full or in part, at a discounted rate applied to the outstanding balance. Additionally, the notes carry a default interest rate ranging from 8% to 22% per annum and include customary events of default.

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

Item 8. Financial Statements and Supplementary Data

ZOOMCAR HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Zoomcar Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Zoomcar Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2026, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and the results of its operations and its cash flows for the year ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended March 31, 2025 were audited by another auditor, whose report dated June 30, 2025 expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $14,621,113 during the year ended March 31, 2026 (a net loss of $25,622,303 for the year ended March 31, 2025), had net cash used in operating activities of $1,359,300 for the year ended March 31, 2026 ($8,525,164 for the year ended March 31, 2025), and as of March 31, 2026 had an accumulated deficit of $347,794,918 ($333,173,805 as of March 31, 2025) and negative working capital of $36,275,897 ($26,496,105 as of March 31, 2025). In addition, as disclosed in Note 1, the Company’s cash position is critically deficient and certain payments to operational and financial creditors are not being made in the ordinary course of business. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the critical audit matter	Principal considerations for the determination	How the matter was addressed in the audit

Share-settled litigation settlement (Series E / Reimer settlement)

As described in Notes 22, the Company was subject to litigation by holders of Series E warrants (Reimer Family Partnership, L.P. and others) concerning the non-delivery of shares on exercise. Following a temporary restraining order, on May 1, 2026 the Company entered into a settlement under which it is obligated to issue 39,000,000 shares of common stock in January 2027 and a proceeds true-up that may require the Company to deliver additional shares or cash if the plaintiffs’ sale proceeds fall below a guaranteed amount. The Company concluded the settlement is a recognized (Type I) subsequent event under ASC 855 and recognized a charge of $5,288,395 within loss on litigation settlement, representing the fair value of the settlement obligation, which reflects both the value of the shares to be issued and the value of the downside price protection, with a corresponding share-settled obligation.

Auditing the measurement of this obligation involved especially subjective and complex judgment. The measurement is sensitive to the Company’s share price, to the measurement date used, and to the valuation of the downside true-up payment; where measured at fair value it is a Level 3 measurement. Because the settlement was reached after the balance-sheet date, significant judgment was required over the date and the inputs at which a recognized subsequent event is measured for the March 31, 2026 financial statements, and over the classification of the obligation as a liability or within equity.

Our procedures included, among others:

–   examining the settlement agreement, the related court orders and management’s accounting treatment, and evaluating whether the settlement was a recognized subsequent event under ASC 855;

–   evaluating the measurement date and the inputs used for the March 31, 2026 balance sheet, including the share price and the treatment of the true-up, and the classification of the obligation;

– evaluating the methodology and the significant assumptions used in the valuation of the share-settled obligation; and

–  evaluating the adequacy of the related disclosures.

For Bansal & Co LLP

PCAOB Firm ID : 2807

We have served as the Company’s auditor since 2025.

Surinder K Bansal

Partner

ICAI Membership No: 014301

New Delhi, India

14 July 2026

ZOOMCAR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in USD, except number of shares)	March 31,	March 31,
As at	2026	2025
Assets
Current assets :
Cash and cash equivalents	$328,586	$1,077,275
Accounts receivable, net of allowance for credit losses	100,167	200,650
Assets held for sale	-	267,293
Prepaid expenses	727,763	1,020,170
Balances with government authorities	-	187,458
Other current assets	103,573	261,200
Total current assets	$1,260,089	$3,014,046
Property and equipment, net of accumulated depreciation $720,261 and $2,855,236 respectively	153,495	327,124
Operating lease right-of-use assets	739,652	1,021,898
Intangible assets, net of accumulated amortisation of $12,859 and $10,941 respectively	1,987	5,451
Long term investments	21,066	25,653
Prepaid expenses	189,694	257,385
Other non-current assets, net of allowance for credit losses	838,124	705,767
Total assets	$3,204,107	$5,357,324

Liabilities and stockholders’ deficit
Current liabilities :
Accounts payable	$22,484,767	$12,396,147
Accounts payable towards related parties	152,435	152,435
Current maturities of long-term debt	2,511,444	2,851,341
Current portion of long-term debt from related parties		-
Current portion of operating lease liabilities	225,655	316,756
Finance lease liabilities	2,058,281	3,966,962
Contract liabilities	515,854	471,720
Current portion of pension and other employee obligations	177,539	152,872
Unsecured notes	811,178	-
Convertible Redeemable note	451,348	-
Unsecured convertible note	6,554,074	6,002,269
Other current liabilities (Refer Note 28- VIE)	1,593,411	3,199,649
Total current liabilities	$37,535,986	$29,510,151
Operating lease liabilities, less current portion	601,759	801,981
Pension and other employee obligations, less current portion	370,429	394,030
Total liabilities	$38,508,174	$30,706,162
Commitments and contingencies (Note 30)
Stockholders’ deficit:
Common stock, $0.0001 par value per share, 250,000,000 shares authorized as of March 31, 2026 and March 31, 2025; 7,433,991 shares and 2,462,418 shares issued and outstanding as of March 31, 2026 and March 31, 2025 respectively	743	246
Shares pending issuance	166,538	-
Additional paid-in capital	309,926,705	305,693,199
Accumulated deficit	(347,794,918)	(333,173,805)
Accumulated other comprehensive income	2,396,865	2,131,522

Total stockholders’ deficit	$(35,304,067)	$(25,348,838)

Total liabilities and stockholders’ deficit	$3,204,107	$5,357,324

The accompanying notes are an integral part of these Consolidated Balance Sheets.

ZOOMCAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In USD, except number of shares)	Year ended March 31,
	2026	2025
Revenue :
Revenues from services	$9,072,184	$9,024,576
Other revenues	83,841	81,315
Total revenue	$9,156,025	$9,105,891
Cost and Expenses
Cost of revenue	4,428,965	5,296,841
Technology and development	2,655,570	2,965,631
Sales and marketing	657,032	1,466,047
General and administrative	8,182,041	9,778,371
Total costs and expenses	$15,923,608	$19,506,890
Loss from operations before income tax	(6,767,583)	(10,400,999)
Finance costs	3,183,148	8,607,173
Gain on troubled debt restructuring	(72,912)	(1,171,161)
Other (income)/expense, net	4,743,294	7,785,292
Loss before income taxes	$(14,621,113)	$(25,622,303)
Provision for income taxes	-	-

Net loss attributable to common stockholders	$(14,621,113)	$(25,622,303)

Net loss per share *
Basic	$(1.28)	$(52.28)
Diluted	$(1.28)	$(52.28)
Weighted average shares used in computing loss per share: *
Basic	11,451,192	490,140
Diluted	11,451,192	490,140

*	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20 respectively. (Refer Note 3A)

The accompanying notes are an integral part of these Consolidated Statements of Operations.

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In USD, except number of shares)	Year ended March, 31
	2026	2025
Net loss	$(14,621,113)	$(25,622,303)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	1,605,278	399,817
Gain/ (Loss) for defined benefit plan	(51,788)	(57,663)

Reclassification adjustments:
Amortization of gains/(loss) on defined benefit plan	5,570	(6,624)

Other comprehensive loss attributable to common stockholders	$1,559,060	$335,530
Comprehensive loss	$(13,062,053)	$(25,286,773)

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Loss

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2026 AND 2025

(In USD, except number of shares)
	Shares pending issuance	Zoomcar Holdings, Inc.
	Amounts	Shares	Amounts	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total equity (deficit)
Balance as at April 01, 2024	$-	63,185,881	$6,319	$272,057,003	$(307,551,502)	$1,795,992	$(33,692,188)
Retroactive application of First Reverse Stock Split **	-	(62,553,508)	(6,256)	6,256	-	-	-
Retroactive application of Second Reverse Stock Split **	-	(600,213)	(60)	60	-	-	-
Balance as at April 01, 2024	-	32,160	3	272,063,319	(307,551,502)	1,795,992	(33,692,188)
Stock based compensation	-	-	-	52,461	-	-	52,461
Issue of common stock against Atalaya note	-	6,257	1	2,324,695	-	-	2,324,696
Issue of common stock warrants along with redeemable promissory notes	-	-	-	2,047,925	-	-	2,047,925
Issue of common stock warrants to placement agents against Redeemable Promissory Note	-	-	-	418,157	-	-	418,157
Issuance of common stock upon conversion of unsecured promissory note to related party	-	338	-	2,027,840	-	-	2,027,840
Issue of common stock upon exercise of warrants along with redeemable promissory notes	-	46,527	5	(5)	-	-	-
Issue of common stock and warrants on fund raise***	-	250,429	25	2,568,530	-	-	2,568,555
Issue of common stock and warrants on settlement***	-	523,317	52	16,158,761	-	-	16,158,813
Issue of common stock warrants to placement agents	-	-	-	48,405	-	-	48,405
Issuance costs towards common stock and warrants	-	-	-	(616,440)	-	-	(616,440)
Issue of common stock upon exercise of warrants***	-	1,521,097	152	232,909	-	-	233,061
Reclassification of debt to equity	-	-	-	8,366,650	-	-	8,366,650
Reverse stock split rounding adjustment	-	82,293	8	(8)	-	-	-
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	(64,287)	(64,287)
Net loss	-	-	-	-	(25,622,303)	-	(25,622,303)
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	399,817	399,817
Balance as at March 31, 2025	-	2,462,418	246	305,693,199	(333,173,805)	2,131,522	(25,348,838)

Balance as at April 01, 2025	-	2,462,418	246	305,693,199	(333,173,805)	2,131,522	(25,348,838)
Issue of common stock*	-	6,340,619	634	(596)	-	-	38
Issue of prefunded warrants in exchange of common stock*	-	(2,400,310)	(240)	240	-	-	-
Issue of prefunded warrants *	-	-	-	2,931,457	-	-	2,931,457
Issue of common stock warrants	-	-	-	939	-	-	939
Warrants pending issuance in lieu of placement agent fees	-	-	-	14,139	-	-	14,139
Gain on employee benefit, (net of taxes amounts to $NIL)	-	-	-	-	-	(46,218)	(46,218)
Net loss	-	-	-	-	(14,621,113)	-	(14,621,113)
Shares issued under employee stock plans***	-	1,032,648	103	427,397	-	-	427,500
Stock based compensation***	142,500	-	-	883,968	-	-	1,026,468
Transfer of vested RSU to shares pending issuance	24,038	-	-	(24,038)	-	-	-
Translation adjustment on derecognition of subsidiary	-	-	-	-	-	(1,293,717)	(1,293,717)
Shares cancelled^	-	(1,384)	(0)	0	-	-	-
Foreign currency translation adjustment, (net of taxes amounts to $NIL)	-	-	-	-	-	1,605,278	1,605,278
Balance as at March 31, 2026	$166,538	7,433,991	$743	$309,926,705	$(347,794,918)	$2,396,865	$(35,304,067)

*	Refer Note 19 for the details of the common stock and warrants issued and exercised during the year.
**	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20 respectively. (Refer Note 3A)
***	Includes cost recorded towards restricted shares granted to CEO and RSU granted to directors/employees of the Company
^	The amount of Common stock presented as zero represents decimal value less than $1.

The accompanying notes are an integral part of these Consolidated Statements of Stockholders’ Deficit

ZOOMCAR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended	March 31, 2026	March 31, 2025
A. Cash flows from operating activities
Net loss	$(14,621,113)	$(25,622,303)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	91,766	433,906
Interest on redeemable promissory note	-	1,995,967
Amortisation of discount and debt issuance cost on redeemable promissory notes	-	1,765,615
Interest on unsecured loans	229,582	-
Interest on Convertible notes	56,849	-
Interest on finance leases	279,710	550,903
Loss on modification of finance leases	-	456,714
Change in fair value of Unsecured Convertible Note	539,805	(1,740,636)
Change in fair value of derivative financial instruments	-	(9,035,085)
Issuance cost towards issue of warrants	-	3,294,526
Gain on sale and disposal of assets, net	2,188	(114)
Gain on sale and disposal of assets held for sale, net	(10,755)	(1,054)
Gain on derecognition of subsidiary, net	(1,748,507)	-
Stock based compensation	1,453,968	52,461
Assets written off	110,720	853,194
Liabilities written off	(1,272,825)	(219,284)
Payable to customers and provision written back	(102,815)	(227,643)
Gain on recovery of goods and service tax receivable	(439,204)	-
Interest on subcontractor liability	-	91,891
Liquidated damages	2,568,936	570,893
Bad debts against receivables from car sale	-	452,014
Loss on extinguishment of liability	-	3,458,248
Gain on troubled debt restructuring	(72,912)	(1,171,161)
Impairment on assets held for sale	23,789	448,484
Host receivable written off	54,955	202,944
Loss on litigation settlement	5,300,395	12,738,865
Loss on settlement	42,558	-
Unrealized foreign currency exchange loss, net	15,169	2,137
Loss on withdrawal of lease waiver	1,131,835	-
	$(6,365,906)	$(10,648,518)
Changes in operating assets and liabilities :
Decrease/(Increase) in accounts receivable	87,101	(13,668)
Decrease in balances with government authorities	620,522	200,769
Decrease in prepaid expenses	350,283	481,521
(Increase) in other assets	(65,058)	(230,295)
Increase in accounts payables	3,498,750	1,551,898
Increase in other liabilities	410,724	615,550
Increase/(Decrease) in pension and other employee obligations	9,567	(267,854)
Decrease in operating lease right of use asset	198,490	239,335
(Decrease) in operating lease liabilities	(198,429)	(224,868)
Increase/(Decrease) in contract liabilities	94,656	(229,034)
Net cash used in operating activities (A)	$(1,359,300)	$(8,525,164)

B. Cash flows from investing activities
Payment for purchase of property and equipment, including intangible assets	(4,748)	(12,012)
Proceeds from sale of asset held for sale	17,333	144,538
(Investments in) / proceeds from fixed deposits	(1,545)	359,614
Net cash generated from investing activities (B)	$11,040	$492,140

C. Cash flows from financing activities
Proceeds from issue of equity and warrants (including prepayment of exercise price on pre funded warrants)	-	16,073,284
Payment of issuance cost towards issue of common stock and warrants	-	(2,370,799)
Proceeds from issue of redeemable promissory notes	-	3,000,000
Payment of redeemable promissory note issue expenses	-	(491,500)
Repayment of redeemable promissory note	-	(3,804,000)
Proceeds from Unsecured notes	1,275,000	-
Payment of Unsecured notes issuance cost	(97,000)	-
Repayment of Unsecured notes	(596,401)	-
Proceeds from Convertible notes	409,500	-
Payment of Convertible notes issuance cost	(15,000)	-
Proceeds from issue of debt	595,520	1,069,500
Principal repayment of debt	(674,038)	(3,104,032)
Principal payment of finance lease obligation	(289,228)	(2,654,122)
Net cash generated from financing activities (C)	$608,353	$7,718,331

Net decrease in cash and cash equivalents and restricted cash (A+B+C)	(739,907)	(314,693)
Effect of foreign exchange on cash and cash equivalents.	(103,008)	(9,414)
Cash and cash equivalents and restricted cash
Cash and cash equivalents at the beginning of period	1,077,275	1,496,144
Restricted cash included under other non-current assets at the beginning of period	94,762	-
Cash and cash equivalents derecognized due to derecognition of subsidiary	(536)	-
End of period	$328,586	$1,172,037

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	328,586	1,077,275
Restricted cash and cash equivalents included under other non-current assets	-	94,762
Total cash and cash equivalents and restricted cash shown in Consolidated Statement of Cash Flows	$328,586	$1,172,037

Supplemental disclosures of cash flow information
Cash paid for income taxes	-	(4,052)
Interest paid on debt	(190,802)	(307,354)

Supplemental disclosures of non-cash investing and financing activities:
Issue of Common stock upon conversion of unsecured convertible Note	-	2,324,696
Issue of Common Stock and warrants	-	16,158,811
Reclassification of warrants from liability to equity	-	8,366,650
Issue of Common Stock upon cashless exercise of warrants	-	92,791
Issue of warrants to redeemable promissory note holders	-	2,047,925
Issue of common stock upon exercise of warrants issued with redeemable promissory notes	-	5
Conversion of unsecured promissory note into equity (shares pending issuance)	-	2,027,840
Warrants issued to placement agents towards issue of redeemable promissory notes	-	418,157
Warrants issued to placement agents	-	1,540,167
Acquisition of assets held for sale by incurring a liability	-	238,689
Issue of common stock upon exercise of warrants	634	-
Issue of prefunded warrants in exchange of common stock	240	-
Issue of prefunded warrants in lieu of liquidated damages payable	2,931,457	-
Warrants pending issuance in lieu of placement agent fees	14,139	-

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows

(This space has been left intentionally blank)

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Going concern

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The Consolidated Financial Statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company incurred a net loss of $14,621,113 and $25,622,303 during the year ended March 31, 2026 and March 31, 2025 and cash used in operations was $1,359,300 for the year ended March 31, 2026. The Company’s accumulated deficit amounts to $347,794,918 (March 2025: $333,173,805). The Company has negative working capital of $36,275,897 as on March 31, 2026. In addition, the Company’s cash position is critically deficient and critical payments to the operational and financial creditors of the Company are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Management is evaluating plans with respect to these adverse financial conditions that caused to express substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to seek funding through additional debt or equity financing arrangements, implement business initiatives to improve customer experience, provide new offerings to customers through new business and partnership launches and incremental expense reduction measures or a combination thereof to continue financing its operations. Further the Company continues to raise money by way of promissory note, convertible promissory note, share and warrant issuance to manage the working capital requirements. Additionally, the company entered into the financing arrangements below:

●

During the year ended March 31, 2026, the Company entered into Securities Purchase Agreements with certain institutional accredited investors and issued Bridge Notes with a total principal amount of $1,427,825. These notes were issued with an initial issue discount of $152,825. After deducting legal and due diligence fees of $97,000, the net proceeds received by the Company amounted to $1,178,000. The Bridge Notes bear interest at an annual rate ranging from 10% to 12% and require scheduled monthly installment repayments beginning November 30, 2025, through August 30, 2026. The Company has the option to prepay the notes, in full or in part, at a discounted rate applied to the outstanding balance. Additionally, the notes carry a default interest rate ranging from 8% to 22% per annum and include customary events of default.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Business operation and Going concern (Continued)

●	During the year ended March 31, 2026, the Company entered into Securities Purchase Agreement with certain institutional accredited investor pursuant to which the Company issued convertible notes for a total principal amount of $447,614 with an initial issue discount of $38,114. The net proceeds disbursed to the Company were $394,500 after deduction of legal and due diligence fees of $15,000. The convertible redeemable notes issued have a maturity date ranging from July 8, 2026 to August 24, 2026 and bear interest at an annual rate ranging from 6 - 12%. These convertible redeemable notes may be prepaid in part or full, by the Company at a discount to the outstanding balance. Certain convertible notes are subject to a default interest rate of 22% per annum and includes customary events of default.

●	On January 23, 2026, the Company launched a private placement bridge financing under Rule 506(c) of the Securities Act of 1933 to raise capital in the interim before its planned uplisting. The Company engaged ThinkEquity LLC as its exclusive placement agent on a reasonable best efforts basis to support both this bridge financing and a subsequent uplist raise of approximately $15 million. The interim bridge offering seeks to raise up to $5,000,000—plus an additional $5,000,000 through an Overallotment Option—and requires a $1,000,000 minimum. Investors can buy units for $1,000 each, consisting of one share of Series A Convertible Preferred Stock (convertible at $0.05 per share) and one warrant to buy common stock at $0.0625. Because these securities are unregistered, they are subject to resale registration requirements. Between June 2 and June 30, 2026, the Company issued a total of 1,875 units, raising approximately $1.88 million before fees and expenses.

●	Subsequently, the Company entered into Securities Purchase Agreements with certain institutional accredited investors and issued Bridge Notes with a total principal amount of $300,800. These notes were issued with an initial issue discount of $32,800. After deducting legal and due diligence fees of $18,000, the net proceeds received by the Company amounted to $250,000. The Bridge Notes bear interest at an annual rate ranging from 10% to 12% and require scheduled monthly installment repayments beginning November 30, 2026, through July 2, 2027. The Company has the option to prepay the notes, in full or in part, at a discounted rate applied to the outstanding balance. Additionally, the notes carry a default interest rate ranging from 8% to 22% per annum and include customary events of default.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Business operation and Going concern (Continued)

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

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

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

As at March 31, 2026, following are the list of subsidiaries and step-down subsidiaries:

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

On November 14, 2025, Zoomcar Netherlands Holding B. V was dissolved. As at the date of dissolution, the subsidiary did not have any assets and had no ongoing operations. Accordingly, management decided to dissolve the subsidiary. Therefore, on November 14, 2025, the Company de-recognized its cost of investment and liabilities of the subsidiary and recognized a gain upon derecognition of subsidiary in the Consolidated Statements of Operations.

The assets/liabilities consolidated for the VIE are not material.

Further, in August 2023, Zoomcar Vietnam Mobility LLC had filed for bankruptcy with the local authorities. This application was admitted by the local authorities and bankruptcy proceedings were ordered to commence on June 4, 2025. On June 3, 2024, Zoomcar Egypt Information Technology Platform LLC had closed down its operations due to decrease in operations and rising economic difficulties and subsequently, on August 5, 2025, Zoomcar Egypt Information Technology Platform LLC’s name was deleted from the commercial register. Refer note 28 for details.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Estimates and underlying assumptions are reviewed on an ongoing basis.

The significant estimates, judgments and assumptions that affect the Consolidated Financial Statements include, but are not limited to, are:

a.	Estimation of defined benefit obligation

b.	Fair value measurement of financial instruments

c.	Estimation of utilization of loyalty points

d.	Leases – assumption to determine the incremental borrowing rate

e.	Valuation allowance on deferred tax assets

f.	Impairment of non-financial assets

g.	Fair value measurement of share-based payments

h.	Estimation of lease term

i.	Recognition and measurement of provisions and contingencies

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

Monetary assets and liabilities, and transactions denominated in currencies other than the functional currency are remeasured at the exchange rate on the Balance Sheet date and non-monetary assets and liabilities are measured at historical exchange rates. The gains and losses resulting from remeasurement are recorded as foreign exchange gains (losses), within other income (expense), in the Consolidated Statements of Operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended March 31, 2026 and March 31, 31, 2025, the Company derives its revenue principally from the following:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Loyalty program

The Company offers loyalty program, Z-Points, wherein customers are eligible to earn loyalty points that are redeemable for payment towards facilitation fees. Under ASC 606, each transaction that generates loyalty points results in the deferral of revenue equivalent to the retail value at the date the points are earned. The associated revenue is recognized when the customer redeems the loyalty points. The retail value of points is estimated based on the current retail value measured as of the date the loyalty points are earned, less an estimated amount representing loyalty points that are not expected to be redeemed (“breakage”). Breakage is reviewed on an annual basis and includes significant assumptions such as historical breakage trends, internal Company forecasts and extended redemption period, if any. As at March 31, 2026 and March 31, 2025, the Company’s deferred revenue balance amounted to $78,878 and $21,365 respectively and is included in Contract liabilities in the Consolidated Balance Sheets.

Vouchers

During the year, the Company sold vouchers of certain redemption value that are utilized for payment towards facilitation fees. Vouchers may be sold for less than their redemption value and in such cases, the transaction price is limited to the amount received, unless additional consideration is expected. The sale of such vouchers results in the deferral of revenue equivalent to the amount received on the date of sale. The associated revenue is recognized when the customer utilizes such voucher. On expiry of validity of the voucher, the unutilized portion is recognized as Other operating revenues in the Consolidated Statements of Operations. As at March 31, 2026 and March 31, 2025, the Company’s deferred revenue balance amounted to $30,292and $NIL respectively and is included in Contract liabilities in the Consolidated Balance Sheets

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

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

Cash and cash equivalents, investments, other receivables, and accounts receivable are potentially subject to credit risk concentration. The Company has not experienced any material losses related to these concentrations during the years presented. No customers accounted for 10% or more of revenue for the years ended March 31, 2026 and 2025.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

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

The Company accounts for a modification as a separate contract when it grants an additional right of use not included in the original lease and the increase is commensurate with the standalone price for the additional right of use, adjusted for the circumstances of the particular contract. Modifications which are not accounted for as a separate contract are reassessed as of the effective date of the modification based on its modified terms and conditions and the facts and circumstances as of that date. Upon modification, the Company remeasures the lease liability to reflect changes to the remaining lease payments and discount rates and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. However, if the carrying amount of the ROU assets is reduced to zero as a result of modification, any remaining amount of the remeasurement is recognized as an expense in Consolidated Statements of Operations.

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

Sales and marketing

Sales and marketing expenses primarily consist of personnel-related compensation costs, advertising expenses and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred. Advertising expenses incurred for the year ended March 31, 2026 amounts to $286,916 (March 31, 2025: $829,619).

General and administrative

General and administrative expenses primarily consist of personnel-related compensation costs, professional services fees, administrative fees, depreciation, facility costs, and other corporate costs. General and administrative expenses are expensed as incurred.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

xviii.	Finance costs

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

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

xx.	Stock-based compensation

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

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Unsecured Notes

During the year ended March 31, 2026, the Company has issued Bridge Notes which are repayable at the principal value along with an interest of 10-12% p.a. on the maturity date and has been accounted for under ASC 470-10. The Company issued these Bridge Notes at discount and incurred expenses on the issue of these Notes. As per ASC 835, the discount and the expenses incurred on issue of the Bridge Notes have been amortized over the contractual period using the effective interest method. The Bridge Notes liabilities have been presented net off the discount and issue expenses.

Convertible Notes

During the year ended March 31, 2026, the Company has issued Convertible Notes which are repayable at the principal value along with an interest of 6-12% p.a. on the maturity date or the holder as an option to convert those in variable number of equity shares and the same has been accounted for as a share settled debt under ASC 480-10. The Company issued these Convertible Notes at discount and incurred expenses on the issue of these Convertible Notes. As per ASC 835, the discount and the expenses incurred on issue of the Convertible Notes have been amortized over the contractual period using the effective interest method. The Convertible Notes liabilities have been presented net off the discount and issue expenses.

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

When the Company issues warrants, it evaluates the balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the Consolidated Balance Sheets. In accordance with ASC 815- 40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the Consolidated Balance Sheets at fair value with any changes in its fair value recognized currently in the Consolidated Statements of Operations.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

(a)	Warrants issued towards the November 2024 and December 2024 offering:

During the year ended March 31, 2025, the Company issued shares of Common Stock, pre-funded, Series A and Series B warrants in the November 2024 and December 2024 offering (Refer note 19)and as consideration to the placement agents for the issuance. The Common stock and pre-funded warrants were classified as equity in accordance with ASC 815-40. The Series A warrants and Series B warrants were initially classified as derivative financial instruments in accordance with ASC 815-10-15-83.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended March 31, 2026, the Company’s primary financial instruments included cash and cash equivalents, investments, accounts receivables, other financial assets, accounts payable, debt, unsecured notes, convertible redeemable note, unsecured convertible note and other financial liabilities. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to short-term maturities of these instruments.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

xxviii.	Contingencies

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

In October 2024 and March 2025, the Company effectuated a one-for-hundred and a one-for-twenty reverse stock split respectively. All share, stock option and warrant information has been retroactively adjusted to reflect these stock splits. See Note 3A for additional disclosure.

xxxi.	Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation. These changes did not have any effect on net loss, stockholder’s equity, the Consolidated Statements of Operations or the net change in cash and cash equivalents in the Consolidated Statement of Cashflows.

xxxii.	Recent Accounting Pronouncements

Accounting Pronouncement Adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 is effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended March 31, 2026, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. The adoption of ASU 2023-09 did not have a material impact on the Company’s Consolidated Financial Statements. Refer Note 23 in the notes to the Consolidated Financial Statements for further detail.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

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

In May 2025, the FASB issued ASU 2025-03 which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (VIE). ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. The Company is evaluating the impact that adoption of the provisions of ASU 2025-03 will have on the Company’s Consolidated Financial Statements.

In May 2025, the FASB issued ASU 2025-04 which clarifies the guidance in both ASC 606 and ASC 718 on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2025-04 will have on the Company’s Consolidated Financial Statements.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

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

In September 2025, the FASB issued ASU 2025-07 which refines the scope of the guidance on derivatives in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2025-07 will have on the Company’s Consolidated Financial Statements.

In December 2025, The FASB issued ASU 2025-11 to clarify and improve the guidance in ASC Topic 270, Interim Reporting, by enhancing the navigability and applicability of interim disclosure requirements. The amendments provide a comprehensive and clarified list of interim disclosures currently required under GAAP without expanding or reducing existing requirements. The ASU introduces a disclosure principle requiring entities to disclose material events occurring since the end of the last annual reporting period. It also clarifies the types of interim reporting subject to Topic 270 and the form and content of interim financial statements prepared in accordance with GAAP. The guidance is intended to improve consistency and transparency in interim reporting. The ASU is effective for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2025-11 will have on the Company’s Consolidated Financial Statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3A	Reverse Stock Split

The Company’s shareholders authorized, and the Board of Directors approved for a 1-for-100 Reverse Stock Split (the “ First Reverse Stock Split”), which became effective on October 21, 2024. Any fractional shares that would have otherwise resulted from the First Reverse Stock Split were rounded up to the nearest whole share.

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

On April 22, 2025, the Company entered into a settlement agreement with Siddharth Assets, wherein the lessor has waived a portion of the outstanding liability and penalty accrued thereon. The Company agreed to make settlement in four monthly instalments, starting from April 2025. This outstanding liability is recorded under “Other liabilities” in “Other non-current liabilities” in the Consolidated Balances Sheets for the year. In the event of default, for every defaulted installment until realization of the entire settlement amount, a stipulated amount as per the agreement shall be paid additionally each month until the default is cured. The Company has accounted for this transaction as troubled debt restructuring under ASC 470-60. As at March 31, 2026, the Company has fully paid the balance payable against rental dues to Siddharth Assets.

The total gain on troubled debt restructuring recorded for the year ended March 31, 2026 is $72,912 ($1,171,161 for the year ended March 31, 2025 respectively). Basic EPS was increased by $0.006 as a result of these gains during the year ended March 31, 2026.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4	Cash and cash equivalents*

The components of cash and cash equivalents were as follows:

(In USD)	March 31,	March 31,
As at	2026	2025
Balances in bank accounts	$328,586	$1,077,275
Cash and cash equivalents	$328,586	$1,077,275

*	Refer to Note 28 – VIE.

5	Accounts receivable, net of allowance for credit losses

The components of accounts receivable were as follows:

(In USD)	March 31,	March 31,
As at	2026	2025
Accounts receivable	$112,333	$214,083
Allowance for credit losses	(12,166)	(13,433)
Net accounts receivable	$100,167	$200,650

The Company records an allowance for credit losses for amounts owed for completed transactions that may never settle or be collected. For the year ended March 31, 2026, allowance amounting to $NIL was created for expected credit losses respectively (March 31, 2025 :$NIL).

Movement in allowance for expected credit loss

(In USD)	March 31,	March 31,
As at	2026	2025
Balance at the beginning of the period	$13,433	$13,774
Foreign currency translation adjustment	(1,267)	(341)
Closing balance	$12,166	$13,433

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6	Balances with government authorities

The components of balances with government authorities were as follows:

(In USD)	March 31,	March 31,
As at	2026	2025
Current
Goods and service tax receivable	$3,400,071	$3,941,649
Less: Impairment*	(3,400,071)	(3,754,191)
	$-	$187,458

*	As of March 31, 2026, the impairment amounts to $3,400,071 (March 31, 2025 : $3,754,191) for the estimated losses resulting from substantial doubt about the utilization of the tax credits. This allowance for impairment of tax credits was determined by estimating future uses of tax credits against output Goods and Service Tax (“GST”). No impairment allowance has been created for the year ended March 31, 2026 and March 31, 2025.

7	Other current assets*

The components of other current assets were as follows:

(In USD)	March 31,	March 31,
As at	2026	2025
Security deposits	$24,405	$24,997
Franchise tax refund receivable	-	84,490
Advance to employees	13,297	29,730
Advance to suppliers	43,514	5,201
Receivables from car sale	3,037	57,892
Other receivables	19,320	58,890
Other current assets	$103,573	$261,200

*	Refer to Note 28 – VIE.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	Assets held for sale

The components of assets held for sale were as follows:

(In USD)	March 31,	March 31,
As at	2026	2025
Vehicles	$-	$267,293
Total assets held for sale	$-	$267,293

Assets held for sale represents the vehicles and office equipments held for sale in the Indian subsidiary, Zoomcar India Private Limited. The gain or loss on sale of these assets is included in (Gain)/Loss on sale of assets held for sale under Other (income)/expense of Consolidated Statements of Operations.

During the year ended March 31, 2026, total gain of $10,755 was recorded against gain on sale of assets held for sale (gain of $1,054 for the year ended March 31, 2025). Further, during the year ended March 31, 2026, the Company has recorded $23,789 towards impairment expense ($448,484 for the year ended March 31, 2025).

During the year ended March 31, 2026, the closing balance has been reclassed to ‘Other non current assets’ as the sale of these assets are not probable within 12 months.

9	Property and equipment, net

The components of property and equipment were as follows:

(In USD)	Estimated	March 31,	March 31,
As at	useful life	2026	2025
Vehicles and devices	5 years	$168,782	$2,399,282
Computer equipments	2 - 7 years	498,528	551,877
Office equipments	3 - 10 years	205,365	229,481
Furniture and fixtures	10 years	1,081	1,720
Total, at cost		873,756	3,182,360
Less: Accumulated depreciation		(720,261)	(2,855,236)
Total property and equipment, net		$153,495	$327,124

Depreciation expense for the year ended March 31, 2026 was $86,615 ($430,613 for the year ended March 31, 2025).

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	Leases

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

The components of lease expense were as follows:

(In USD)	March 31,	March 31,
Period ended	2026	2025
Interest on finance lease liabilities	$281,808	$550,903
Operating lease cost	327,517	363,435
Short term lease cost	104,764	486,289
Total lease cost	$714,089	$1,400,627

Supplemental cash flow information related to leases was as follows:

(In USD)	March 31,	March 31,
Period ended	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$(326,005)	$(338,626)
Financing cash outflows for finance leases	$(291,326)	$(2,103,219)

Supplemental balance sheet information related to leases was as follows:

(In USD)	March 31,	March 31,
As at	2026	2025
Operating Leases
Operating lease right-of-use assets	$739,652	$1,021,898

Current operating lease liabilities	$225,655	$316,756
Non-current operating lease liabilities	601,759	801,981
Total operating lease liabilities	$827,414	$1,118,737

Finance Leases
Current finance lease liabilities	$2,058,281	$3,966,962
Total finance lease liabilities	$2,058,281	$3,966,962

In prior years, the Company had impaired property and equipment acquired under finance leases.

Weighted Average Remaining Lease Term
Operating leases	36 months	48 months
Finance leases	6 months	18 months
Weighted Average Discount Rate
Operating leases	13.00%	13.00%
Finance leases	9.00%	9.00%

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	Leases (Continued)

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.

	Year ended March 31, 2026
	Operating Leases	Finance Leases
Maturities of lease liabilities are as follows:
2027	$320,092	$2,084,656
2028	335,673	-
2029	352,034	-
Total Lease Payments	$1,007,799	$2,084,656
Less : Imputed Interest	180,385	26,375
Total Lease Liabilities	$827,414	$2,058,281

As at March 31, 2026, the Company continues to default on equated monthly installments (EMI) payments owed to Ayvens India Private Limited (formerly Leaseplan India Private Limited) (Lender). In adherence to the agreement, the Company has accumulated penal interest at a simple interest rate of 1% per month on the overdue EMIs for first 2 months of default and an additional simple interest of 1.5% per month is levied on the overdue amount as it is continues to be unpaid after 60 days from date of default, amounting to $284,404 for the year ended 31 March 2026 ($225,142 for the year ended 31 March 2025). During the year ended March 31, 2026, a previously granted conditional waiver of $1,131,835 was withdrawn upon the occurrence of a contractual default under the restructuring agreement. Accordingly, the Company recognized $1,131,835 as Loss on withdrawal of Lease Waiver. The unpaid lease installments and penal interest totaling to $2,983,165 has been included under Accounts Payable.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	Intangible Assets

The components of intangible assets, were as follows:

	March 31, 2026				March 31, 2025
As at (In USD)	Average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Computer software	5 years	14,846	$(12,859)	$1,987	5 years	16,392	$(10,941)	$5,451
Total		14,846	(12,859)	1,987		16,392	(10,941)	5,451

Amortization expense for the year ended March 31, 2026 and March 31, 2025 was $3,151 and $3,292 respectively.

Future amortization of intangible assets that will be recorded in general and administrative expenses is estimated as follows.

Year ended 31 March
Amount ($)
2027	$1,987
Total remaining amortization	1,987

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	Investments*

The components of investments were as follows:

(In USD)	March 31,	March 31,
As at	2026	2025
Long term investments
Investments in certificate of deposits**	$21,066	$25,653
	$21,066	$25,653

*	Refer to Note 28 – VIE.
**	Investments includes certificate of deposits and interest accrued on the same.

13	Other non-current assets

The components of other non-current assets were as follows:

(In USD) As at	March 31, 2026	March 31, 2025

Security deposits	$170,922	$188,723
Deposits with tax authorities	453,327	422,282
Assets previously held for sale*	213,875
Restricted cash**	-	94,762
Other non-current assets	$838,124	$705,767

*	During the year ended March 31, 2026, the Company reassessed the assets held for sale that were previously presented under current assets. As the sale of these assets is no longer expected to be completed within one year, the conditions for classification as held for sale under ASC 360-10-45-9 are no longer met. Accordingly, the assets have been reclassified from assets held for sale to other non-current assets . In accordance with ASC 360-10-35-44, the assets have been measured at the lower of their carrying amount before classification as held for sale, adjusted for the depreciation that would have been recognised had they been continuously classified as held and used, and their fair value at the date of the decision not to sell. No adjustment was required as the adjusted carrying amount was lower than fair value.

**	Restricted cash represented amount held as an indemnification escrow fund with the placement agent for all indemnification liabilities and expenses payable by the Company as per the placement agent agreement for a period of 3 years from closing of the November 2024 Offering. As at March 31, 2026, all dues towards the same have been settled by the Company.

14	Accounts Payable*

The components of accounts payable were as follows:

(In USD) As at	March 31, 2026	March 31, 2025
Current
Accounts payable towards related parties	$152,435	$152,435
Accounts Payable towards others	22,484,767	12,396,147
Total accounts payable	$22,637,202	$12,548,582

*	Refer to Note 28 – VIE.

The Indian subsidiary company has payables aggregating $238,207 and $219,285 as at March 31, 2026 and March 31, 2025 respectively towards services received from overseas parties, the settlement of which has been delayed beyond the period stipulated under the Foreign Exchange Management Act, 1999 and the rules and regulations made thereunder, and for which approval of its Authorised Dealer bank for the delay is yet to be obtained. Management of the subsidiary company intends to regularise the delay with the Authorised Dealer bank and, where required, to file an application for compounding of the contravention with the Reserve Bank of India under Section 15 of the Foreign Exchange Management Act, 1999. Based on its assessment, management is of the opinion that any consequential penal liability arising from such contravention will not be material to these financial statements, and accordingly no adjustment has been made in respect thereof in these financial statements.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	Debt

The components of long term and short term debt were as follows:

(In USD) As at	Effective interest rates	Maturities*	March 31, 2026	March 31, 2025
Current
From NBFCs
- Mahindra & Mahindra Financial Services Limited**	-	March 31, 2027	$344,977	$439,415
- TATA Motors Finance Limited	12.27%	May 31, 2027	1,172,688	1,749,415
- Orix Leasing and Financial Services India Limited	12.00%	December 15, 2025	-	58,978

From Others
- Kotak Mahindra Financial Services Limited**	1.00%	March 31, 2027	370,416	376,861
- Clix Finance India Private Limited**	0.05%	March 2, 2027	71,085	64,621
- AON Risk Insurance Services West, Inc	8.25%	April 28, 2025	-	162,051
- Honor PCF Trust I	9.05%	October 28, 2026	552,278	-
			$2,511,444	$2,851,341
Total maturity for the year ending on March 31,
2027				$2,511,444
				$2,511,444

*	Maturities have been stated as per the estimated repayment timelines. For Tata Motors Finance Limited, due to non-payment of scheduled EMIs, the loan is immediately payable and is classified as current. The debts are not associated with any restrictive covenants.
**	These debts are past overdue based on the contractual maturities.

The Company has recorded an interest expense amounting to $207,611 for the year ended March 31, 2026 ($311,826 for the year ended March 31, 2025).

As of March 31, 2026, the Company has defaulted on debt obligations owed to various lenders totaling to $874,580 (March 31, 2025 - $820,679). Further, the Company has recorded penal interest expense amounting to $84,237 for the year ended March 31, 2026 ($159,269 for the year ended March 31, 2025 ).

The Company has refinanced its D&O insurance through Honor PCF Trust I. During the year ended March 31, 2026, the Company has defaulted on payment of installments amounting to $124,100. The Company has recorded interest expense of $12,603 and a default penalty of $6,205 in the Consolidated Statements of Operations for the year ended March 31, 2026.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15A	Unsecured notes

The following is a summary of the Company’s Unsecured notes payable as of March 31, 2026 and March 31, 2025:

(In USD) As at	March 31, 2026	March 31, 2025
Bridge notes	$890,596	$-
Less: Discount and debt issuance cost on issuance, net of amortization	(79,418)	-
Total	$811,178	$-

During the year ended March 31, 2026, the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued Bridge notes for a total principal amount of $1,427,825 with an initial issue discount of $ 152,825. The net proceeds disbursed to the Company were

$1,223,500 after deduction of legal and due diligence fees of $ 51,500.

Additionally, $45,500 (i.e. 13% of net proceeds for the note issued in June) is due to the placement agent relating to the issuance of these bridge notes which is directly attributable to the loan raised, thereby bringing the total debt issuance costs to $97,000.

The Company defaulted on loan installments due in March 2026 payable to 1800 Diagonal Lending LLC and Boot Capital LLC, amounting to $94,693. Subsequently, on April 5, 2026, the Company has taken a new loan from Walsh Capital Industries Corporation amounting to $ 100,000 at an initial discount of $5,000 to pay these installments.

The discount and issuance cost on bridge notes has been amortized over the contractual period using the effective interest method. The unamortized discount and issuance cost have been presented as net of the bridge notes liability.

The summary of the Bridge notes is as follows:

Particulars	Issue date	Effective Interest Rates	Original maturity	March 31, 2026	March 31, 2025
1800 Diagonal Lending LLC	June 23, 2025	62.00%	March 30, 2026	$36,330	$-
Boot Capital LLC	June 23, 2025	54.55%	March 30, 2026	14,005	-
1800 Diagonal Lending LLC	July 31, 2025	51.72%	May 31, 2026	45,425	-
Boot Capital LLC	July 31, 2025	38.39%	May 31, 2026	17,329	-
1800 Diagonal Lending LLC	November 28, 2025	57.83%	September 30, 2026	98,293	-
Boot Capital LLC	November 28, 2025	39.73%	September 30, 2026	37,955	-
Firstfire Global Opportunities Fund, LLC	December 10, 2025	26.91%	December 10, 2026	217,512	-
Auctus Fund, LLC	December 24, 2025	46.38%	December 24, 2026	111,035	-
1800 Diagonal Lending LLC	February 25, 2026	42.96%	December 30, 2026	156,002	-
Boot Capital LLC	February 25, 2026	32.80%	December 30, 2026	77,292	-
				$811,178	$-

Terms of Bridge notes

The Bridge notes issued during the year ended March 31, 2026, bear interest at an annual rate of 10-12%. The notes include scheduled monthly installment repayments and interest payments starting November 30, 2025 for notes issued in June 2025, August 30, 2025 for notes issued in July 2025, December 30, 2025 for notes issued in November 2025, June 8 and 24, 2026 for notes issued in December 2025 and August 30, 2026 for notes issued in February 2026.

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

The interest on the Unsecured notes was $229,582 for the year ended March 31, 2026 ($NIL for the year ended March 31, 2025) which has been recognized in the Consolidated Statements of Operations for their respective year.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15B	Convertible notes

The following is a summary of the Company’s Convertible Redeemable notes payable as of March 31, 2026 and March 31, 2025:

(In USD) As at	March 31, 2026	March 31, 2025
Convertible Redeemable notes	$277,882	$-
Less: Discount and debt issuance cost on issuance, net of amortization	(15,047)	-

Promissory note	$194,128	$-
Less: Discount and debt issuance cost on issuance, net of amortization	(5,615)	-
Total	$451,348	$-

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

On January 8, 2026 , the Company entered into Securities Purchase Agreements with certain institutional accredited investors pursuant to which the Company issued convertible redeemable notes for a total principal amount of $ 42,614 with an initial issue discount of $ 5,114. The net proceeds disbursed to the Company were $ 35,000 after deduction of legal and due diligence fees of $ 2,500. Hence, the total debt issuance costs amounts to $ 7,614.

The discount and issuance cost on convertible notes has been amortized over the contractual period using the effective interest method. The unamortized discount and issuance cost have been presented as net of the convertible note liability.

Terms of Convertible notes

The convertible redeemable notes issued have a maturity date of July 8, 2026 and August 24, 2026 and bear interest at an annual rate ranging from 6 - 12% as specified in the agreement. The Company will pay each interest payment and the outstanding principal due upon this convertible redeemable notes before or on the Maturity Date. These convertible redeemable notes may be prepaid in part or full, by the Company at a discount to the outstanding balance. One of the convertible redeemable note are subject to default interest rate of 22% per annum and include customary events of default and upon default, in the other convertible redeemable note, the then outstanding principal shall be increased by 50%.

The Holders of these convertible redeemable notes is entitled, at its option, at time specified in the agreements, to convert all or any amount of the principal face amount of these convertible redeemable notes then outstanding into shares of the Company’s common stock (the “Common Stock”) at a price (“Conversion Price”) equal to 72% - 75% (as specified in the agreement) of the lowest trading prices of the Common Stock (as stipulated in the agreement) as reported on the OTC Markets on which the Company’s shares are then traded or any exchange upon which the Common Stock may be traded in the future (the “Exchange”), for the seven or fifteen prior trading days (as specified in the agreement) including the day upon which a Notice of Conversion is received by the Company.

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

The interest on the convertible redeemable notes was $56,849 for the year ended March 31, 2026 ($NIL for the year ended March 31, 2025) which has been recognized in the Consolidated Statements of Operations for their respective year.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	Unsecured convertible note (‘Atalaya Note’)

The following is a summary of the Company’s Atalaya Note payable for which it elected fair value option as on March 31, 2026 and March 31, 2025:

(In USD) As at	March 31, 2026	March 31, 2025
Atalaya Note	$6,554,074	$6,002,269
Total	$6,554,074	$6,002,269

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

Subsequently, the Company received notices from Atalaya/(ACM Zoomcar Convert LLC) regarding equity line transactions and incurring debt without the Purchaser’s consent. Atalaya filed a case against the Company seeking relief from the above mentioned defaults. On March 28, 2025, the Supreme Court of the State of New York ordered the Company to pay the outstanding principal and accrued interest totaling $5,997,833, with additional interest at 9% per annum until full payment.

During the year ended March 31, 2026, the outstanding liability is $6,554,074, representing the outstanding principal, accrued interest and attorney fees and costs. The Company has recognised a loss on settlement of litigation of $12,000 in the Consolidated Statements of Operations on account of this.

The change in fair value resulted in loss of $539,805 that is recorded for the year ended March 31, 2026 respectively (gain of $1,740,636 for the year ended March 31, 2025) in the Consolidated Statements of Operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). Also, Refer Note 29.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17	Other current liabilities*

The components of other current liabilities were as follows:

As at	March 31, 2026	March 31, 2025
Payable to customers	$168,266	$273,591
Statutory dues payable	303,640	1,588,047
Capital creditors	5,243	5,790
Employee benefit expenses payable	485,100	274,049
Other liabilities**	631,162	1,058,172
Other current liabilities	$1,593,411	$3,199,649

*	Refer to Note 28 – VIE.
**	Includes payables related to operating leases and the residual value of vehicles acquired from Ayvens India Private Limited (Formerly Leaseplan India Private Limited).

18	Accumulated other comprehensive income/ (loss)

The components of accumulated other comprehensive income/(loss) were as follows:

(In USD) As at	March 31, 2026	March 31, 2025
(Loss)/ Gain on employee benefit
Balance, beginning of year	$(18,186)	$46,101
Recognized during the period, net of taxes amounts to $NIL	(51,788)	(57,663)
Reclassification to net income: Amortization gains	5,570	(6,624)
Balance, end of year	$(64,404)	$(18,186)

Foreign currency translation adjustment
Balance, beginning of year	$2,149,708	$1,749,891
Translation adjustment on derecognition of subsidiary	(1,293,717)	-
Translation adjustments gain recognized during the period, net of taxes amounts to $NIL	1,605,278	399,817
Balance, end of year	$2,461,269	$2,149,708
Accumulated other comprehensive income	$2,396,865	$2,131,522

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19	Capital Stock and Warrants

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

As of March 31, 2026, 870,187 Series A warrants exercisable at $16.12, 2,549,143 Series A warrants exercisable at $6.24, 781,122 Series B warrants exercisable at $0.002 and 64,600 Pre-funded warrants remains outstanding for the above equity offerings. During the year ended March 31, 2026, 4,654,461 shares were issued on exercise of Series A warrants, 1,469,497 shares on exercise of Series B warrants and 20,000 shares on exercise of Pre-funded warrants. Also during the year ended March 31, 2026, 233,645 Series A warrants were foregone by the investor.

As of March 31, 2026, 53,447 Placement agent warrants exercisable at $16.12, remains outstanding. During the year ended March 31, 2026, 93,500 shares were issued on exercise of Placement agent warrants.

Further, during the year ended March 31, 2026, the Company has cancelled 1,384 shares of common stock inadvertently issued in excess earlier on exercise of warrants.

As of March 31, 2026, the Company has issued 2,874,559 Pre-Funded warrants in lieu of liquidation damages payable to some investors. Out of these, 33,458 Pre-Funded warrants has been exercised during the period.

Further, during the year ended March 31, 2026, the Company has issued 2,400,310 Pre-Funded warrants in exchange of common stock cancelled during the period.

On February 25, 2026, the Company consummated the closing of Common stock warrants in a private placement offering. The Company issued an aggregate of 939 warrants for aggregate gross proceeds of $939. Each Warrant is exercisable for one share of the Company’s common stock with a par value $0.0001 per share and at an initial exercise price of $6,000 per share, subject to adjustment as mentioned in the Securities Purchase Agreement. No placement agent, underwriter, broker or dealer manager was engaged in connection with the Private Placement, and no commissions or placement agent fees were paid by the Company.

As of March 31, 2026, the Company has 1,940,251 number of restricted shares (1,909,833 as of March 31, 2025) and 5,493,740 number of unrestricted shares (552,585 as on March 31, 2025).

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20	Revenue

The components of revenue, net were as follows:

	Year ended March 31,
(In USD)	2026	2025
Revenue from services
Facilitation revenue (net)	$9,072,184	$9,024,576

Other operating revenues	83,841	$81,315
Total	$9,156,025	$9,105,891

	Year ended March 31,
	2026	2025
Revenue by geographical location
India	$9,156,025	$9,088,885
Egypt	-	13,094
Indonesia	-	3,912
	$9,156,025	$9,105,891

Contract balances

The Company’s contract liabilities for consideration collected prior to satisfying the performance obligations against scheduled trips is $406,684 and $450,355 as at March 31, 2026 and March 31, 2025 respectively.

During the year ended March 31, 2026, the Company has offered vouchers that results in the deferral of revenue equivalent to amount received on the date of purchase of such vouchers. The accumulated deferred revenue in relation to vouchers issued amounts to $30,292 and $NIL as at March 31, 2026 and March 31, 2025, respectively.

Further, the Company offers loyalty program, Z-Points, that results in the deferral of revenue equivalent to the retail value on the date points are earned. The Company had accumulated deferred revenue amounting to $78,878 and $21,365 as at March 31, 2026 and March 31, 2025, respectively in relation to loyalty program.

The total balance under contract liability as at March 31, 2026 and March 31, 2025 is $515,854 and $471,720, respectively.

Revenue recognized during the year ended March 31, 2026 which was included in contract liabilities balance at the beginning of the respective period amounts to $181,982 ($262,940 recognized during the year ended March 31, 2025).

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21	Finance costs

The components of finance costs were as follows: (In USD)

	Year ended March 31,
(In USD)	2026	2025
Finance costs -other than related parties
Interest on vehicle loans	$195,008	$293,430
Interest on finance leases	281,808	550,903
Interest on subcontractor liability	-	91,891
Issuance cost towards issue of warrants	-	3,294,526
Interest on redeemable promissory notes	-	1,995,967
Amortisation of discount and debt issuance cost on redeemable promissory notes	-	1,765,615
Interest on unsecured notes	229,582	-
Interest on Convertible notes	56,849	-
Change in fair value of Atalaya Note	539,805
Bank charges	17,776	25,067
Loss on withdrawal of lease waiver	1,131,835	-
Other borrowings cost	730,485	589,774
Total	$3,183,148	$8,607,173

22	Other (income)/expense, net

The components of other (income)/expense, net were as follows: (In USD)

	Year ended March 31,
(In USD)	2026	2025
Other (income)/expense, net - other than related parties
Interest income	$(9,007)	$(40,428)
Change in fair value of derivative financial instruments	-	(9,035,085)
Loss on modification of finance leases	-	456,715
Change in fair value of Atalaya Note	-	(1,740,636)
Loss on litigation settlement*	5,603,193	12,738,865
Loss on settlement of liability	42,558	-
Loss/(gain) on sale of property & equipment	2,188	(114)
Gain on sale of assets held for sale	(10,755)	(1,054)
Loss on extinguishment of liability**	-	3,458,248
Bad debts written off on receivables from car sale	-	452,014
Gain on derecognition of subsidiary, net (Refer Note 28)***	(1,748,507)	-
Liquidated damages to Investors****	2,568,936	570,893
Impairment on assets held for sale	23,789	448,484
Loss on assets written off	111,094	853,194
Payable to customers and provision written back	(102,815)	(227,643)
Gain on recovery of goods and service tax receivable	(439,204)	-
Gain on write off of liabilities (Refer Note 25)	(1,272,825)	(219,284)
Other, net	(25,351)	71,123
Total	$4,743,294	$7,785,292

*	For the year ended March 31, 2026, this amount includes:
1.	$12,000 as litigation related attorney fees in the case of ACM Zoomcar Convert LLC/(Atalaya), pursuant to court direction.
2.	$152,798 towards settlement agreement Company entered with Dbest Cars India Private Limited to resolve a dispute arising from a previously entered agreement for sale of used cars.
3.	$150,000 towards final settlement with Gregory Bradford Moran, founder and former Chief Executive Officer.
4.	$5,288,395 towards the litigation settlement of certain warrant holders by issuing 39,000,000 shares at fair value, issuable at a future date.

For the year ended March 31, 2025, the Company entered into agreements with Randall Yanker, Aegis Capital Corp and Ellenoff Grossman & Schole LLP for settlement of litigations. Pursuant to the settlement agreements, the Company has issued shares and warrants to them.

**	On March 31, 2025, the Company entered into settlement agreement with certain investors in exchange for waivers of rights under prior financing agreements. Pursuant to the Settlement Agreement, the Company agreed to issue shares and warrants to them.
***	This is a gain of $ 1,285,826 net of Company’s cost of investment and related liabilities of the subsidiaries resulting from the derecognition of Zoomcar Vietnam Mobility LLC, Egypt Information Technology Platform LLC, and Zoomcar Netherlands Holding B. V.
****	This relates to liquidated damages to the Investors on account of delay in filing of registration statements for securities issued under multiple offerings made during the previous year.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23	Income taxes

The components of (loss)/gain before income taxes consist of the following: (In USD)

	Year ended March 31,
(In USD)	2026	2025
Domestic	$(15,622,131)	$(17,567,764)
Foreign	1,001,018	(8,054,539)
Loss before income taxes	$(14,621,113)	$(25,622,303)

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	March 31, 2026
	Amount	Percentage
Accounting profit/(loss) before tax	(14,621,113)
Tax using the Company’s domestic tax rate	(3,070,434)	21%

Tax impact of :
U.S. state and local taxes	2,692,078	-18.5%
Federal benefit for state taxes	(2,692,078)	18.5%

Foreign tax effects
India	(114,307)	0.8%
Singapore	(15,834)	0.1%
Other foreign jurisdiction	(3,751)	0.0%
Valuation allowance	3,204,325	-21.9%
Effective tax rate	-	0.0%
Current Tax expense	-	0%
Deferred Tax expense	-	0%
Income tax expense reported in the Statements of operations/Effective Tax Rate	-	0%

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23	Income taxes (Continued)

The following table presents a reconciliation of the provision for income taxes to the amount computed by applying the 21% U.S. federal statutory income tax rate to the income before taxes prior to the adoption of ASU 2023-09 for the periods presented (in percentages):

March 31, 2025
Accounting profit/(loss) before tax	(25,622,303)
Tax using the Company’s domestic tax rate	(5,380,684)

Tax impact of :	21%
U.S. state and local taxes	0.3%
Federal benefit for state taxes	-0.3%
Valuation allowance	-22.2%
Difference in tax rates	1.20%
Effective tax rate	0.0%
Current Tax expense	-
Deferred Tax expense	-
Income tax expense reported in the Statement of profit and loss/Effective Tax Rate	-

Zoomcar Holdings, Inc. and Zoomcar, Inc. have combined unused tax losses amounting to $59,823,957 and $51,733,104 as at March 31, 2026 and March 31, 2025 respectively. $59,008,831 can be carried forward indefinitely, whereas $64,347 can be carried forward up to 2033; $294,720 up to 2034; $220,520 up to 2035; $115,253 up to 2036 and $120,286 up to 2037.

The Company’s operations are primarily based out of Indian jurisdiction. There are unused tax losses amounting to $94,903,655 and $113,344,007 as at March 31, 2026 and March 31, 2025 respectively in the Indian subsidiary. The tax benefit for these losses, if not utilized, will expire on various dates starting from financial year 2026 to 2033. Additionally, net operating losses amounting to $35,630,707 (March 31, 2025: 38,896,865) is available for set-off against future income without any expiration date. Under the Indian jurisdiction, a period of 3 financial years remain open to assessment by tax authorities or a period of 10 financial years if the assessing officer has evidence that undeclared income exceeds certain limit.

The Company has created valuation allowance on the deferred tax asset resulting from such losses due to Company’s history of past losses and lack of conclusive evidence to support the view that sufficient taxable profit will be generated in the future by the Company to offset such losses.

Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2023 tax returns. There are other ongoing audits in various other jurisdictions that are not material to the Consolidated Financial Statements.

The Company has filed appeals against the above orders before the higher authority.

The Company has not recognized any uncertain tax position for the year ended March 31, 2026 and March 31, 2025, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23	Income taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities as of March 31, 2026 and 2025 consisted of the following:

	Year ended March 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	19,524,872	39,199,954
Trade Receivable	3,042	3,358
Assets held for sale	106,045	110,941
Restricted stock units	5,595	11,950
Provision for expenses	57,666	1,062,347
Gratuity	86,772	76,127
Leave encashment	48,915	59,273
Bonus	23,041	52,526
Total deferred tax assets	19,855,949	40,576,476
Less: Valuation allowance	(18,205,599)	(39,174,653)
Deferred tax assets, net of valuation allowance	1,650,350	1,401,823
Deferred tax liabilities:
Right of use assets, net of Lease liability	(486,356)	(444,747)
Depreciation on property, plant and equipment and intangible assets	(612,239)	(358,219)
Borrowings	(551,756)	(598,857)
Others	-	-
Total deferred tax liabilities	(1,650,350)	(1,401,823)
Net deferred tax assets	-	-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended March 31, 2026, the change in the valuation allowance was $20,969,054.

The Company has computed income tax expense/(benefit) for the year ended March 31, 2026 and March 31, 2025 by using a forecasted annual effective tax rate and adjust for any discrete items arising during the period. The Company has recorded $NIL tax expense for the given years. Our effective tax rate was 0.00% for the year ended March 31, 2026 and March 31, 2025, respectively. The Company has computed a valuation allowance on deferred tax assets for the year ended March 31, 2026 and hence no deferred tax asset is recognized as at March 31, 2026. The effective tax rate differs from the statutory tax rate of 21% for the year ended March 31, 2026 and 2025, due to changes in valuation allowance on the deferred tax assets.

The Company has received various orders from Indian tax authorities, for details Refer Note 30.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24	Net loss per share

The components of basic and diluted loss per share were as follows:

	Year ended March 31,
(In USD, except loss per share)	2026	2025

Net loss available for common shareholders (A)	$(14,621,113)	$(25,622,303)
Weighted average outstanding shares of common stock (B) #^	11,451,192	490,140
Dilutive effect of potentially dilutive outstanding securities	-	-
Common Stock and Common Stock Equivalents	11,451,192	490,140
Loss per share
Basic (A/B)	$(1.28)	$(52.28)
Diluted (A/C)	$(1.28)	$(52.28)

#	Prior period numbers have been adjusted to reflect the First Reverse Stock Split and the Second Reverse Stock Split of the Common Stock at a ratio of 1-for-100 and 1-for-20 respectively. (Refer Note 3A)
^	Including pre-funded/cashless exercise warrants.

Share related amounts have been retroactively adjusted to reflect the reverse stock-split for all periods presented.

Since the Company was in a loss position for the year ended March 31, 2026 and March 31, 2025, basic loss per share was same as diluted net loss per share for the years presented. The following potentially dilutive outstanding securities as of March 31, 2026 and March 31, 2025 were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive for the years presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the year.

	Year ended March 31,
	2026	2025
Convertible preferred stock
Preferred stock warrants
Stock options*	16	16
Restricted Stock Units (Refer Note 26)	4,216,250	17,966
Public warrants	11,500,000	11,500,000
Private warrants	19,180	19,180
Warrants issued along with redeemable promissory note	5,297	5,297
Warrants issued in February 2026 private placement offering	939	-
Warrants issued in November 2024 and December 2024 offering (including Second and Third closing of December offering)	3,472,777	12,335,519
Total	19,214,459	23,877,978

*	In 2012, the Company adopted its 2012 Equity Incentive Plan, under which the Company may grant options and restricted stock to eligible participants. The plan is equity settled. Options are generally granted for a term of ten years. Options have a graded vesting period of up to four years and the expenses are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the awards. The Company cancelled certain outstanding options at the time of Reverse Recapitalization. The remaining 16 fully vested options were assumed by the Company on the Reverse Recapitalization date, exercisable at exercise price ranging from $120 to $300.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25	Employee benefit plans (unfunded)

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

Pension and other employee obligations

As at	March 31, 2026	March 31, 2025
Current
Gratuity	$104,910	$82,547
Compensated absences	72,629	70,325
	$177,539	$152,872
Non-current
Gratuity	$242,179	$221,961
Compensated absences	126,243	170,062
Other statutory dues	2,007	2,007
	$370,429	$394,030

	Year ended March 31,
I. Gratuity	2026	2025
Changes in projected benefit obligation (PBO)
PBO at the beginning of the year	$304,508	$352,492
Service cost	73,992	68,406
Interest cost	17,081	18,298
Actuarial loss	51,788	57,663
Benefits paid	(66,710)	(184,057)
Effect of exchange rate changes	(33,570)	(8,294)
PBO at the end of the year	$347,089	$304,508

Accrued pension liability
Current liability	$104,910	$82,547
Non-current liability	242,179	221,961
	$347,089	$304,508

Accumulated benefit obligation	$264,656	$245,162

	Year ended March 31,
Net gratuity cost recognized in income statement	2026	2025
Service cost	$73,992	$68,406
Interest cost	17,081	18,298
Amortization of net actuarial loss/(gain)	5,570	(6,624)
Net periodic benefit cost	$96,643	$80,080

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25	Employee benefit plans (unfunded) (Continued)

	Year ended March 31,
Re-measurement losses in other comprehensive income	2026	2025
Actuarial Loss	$33,488	$57,663
Change in Plan assets	18,300	-
Amortization (loss)/gain	(5,570)	6,624
Total	$46,218	$64,287

	Year ended March 31,
Components of actuarial loss:	2026	2025
Actuarial gain due to demographic assumption changes in defined benefit obligation	$(577)	$(3,524)
Actuarial loss due to financial assumption changes in defined benefit obligation	4,498	8,720
Actuarial loss due to experience on defined benefit obligation	47,867	52,467
Total	$51,788	$57,663

The assumptions used in accounting for the gratuity plan are as follows:

	March 31, 2026	March 31, 2025
Discount rate - staff	6.79%	6.54%
Discount rate - independent service provider*	6.64%	6.54%
Attrition rate - staff	44.10%	42.61%
Attrition rate - independent service provider*	75.50%	82.00%
Rate of increase in compensation levels - staff	14.39%	12.98%
Rate of increase in compensation levels - independent service provider*	10.31%	10.96%

*	Independent service provider are contract employees responsible for assisting in the day to day operations of the Company.

During the year ended March 31, 2026 and March 31, 2025, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25	Employee benefit plans (unfunded) (Continued)

Sensitivity analysis for the :

	March 31, 2026		March 31, 2025
Year ended	Increase	Decrease	Increase	Decrease
Discount rate (- / + 1%)	$(10,318)	$11,192	$(10,343)	$11,236
Salary growth rate (- / + 1%)	5,177	(5,271)	5,206	(5,074)
Attrition rate (- / + 1%)	(2,263)	2,325	(2,647)	2,691
Mortality rate (- / + 10% of mortality rates)	(17)	-	(8)	-

Expected benefit payments as of March 31, 2026 is as follows:

Year ended March 31,
2027	104,910
2028	56,197
2029	34,172
2030	22,293
2031	13,586
Thereafter	115,931
Total	$347,089

II. Compensated absences

The employees are permitted to encash a maximum of 45 days of accumulated leave balance on separation. The Company has provided liability for compensated absences as per an actuarial valuation carried out by an independent actuary as of the Consolidated Balance Sheets date. The amount of compensated absences cost is $39,297 for the year ended March 31, 2026 ($ 37,723 for the year ended March 31, 2025).

III. Defined contribution plan

The Indian subsidiary makes provident fund contributions which are defined contribution plans, for qualifying employees. Under the Schemes, the Indian subsidiary is required to contribute a specified percentage of the payroll costs to fund the benefits. The contributions are made to provident fund in accordance with the fund rules. The interest rate payable to the beneficiaries every year is notified by the Government. The amount of contributions made to provident fund is $212,203 for the year ended March 31, 2026 ($266,053 for the year ended March 31, 2025 respectively).

In prior years, the Company recognized liabilities for potential exposures relating to Employees’ Provident Fund (“PF”), Employees’ State Insurance (“ESI”), Professional Tax (“PT”) and gratuity (including applicable interest) in respect of certain individual service providers (“ISPs”) who were engaged as independent consultants during FY 2017-18 to FY 2020-21.

During the year ended March 31, 2026, the Company obtained an external legal opinion and, based on such opinion together with management’s assessment of the relevant facts and circumstances, including the new wage code effective November 21, 2025, concluded that no present obligation exists as of the reporting date in respect of these matters. Accordingly, the previously recognized liability was reversed during the year ended March 31, 2026, resulting in a gain of $1,231,164 which has been presented under “Gain on write off of liabilities.”

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26	Stock-based compensation expense

The Company adopted the 2023 Equity and Incentive Plan, which provides for grants of share-based awards, including Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), and other forms of share-based awards. The Company settles employee stock-based options with newly issued common stock of the Company. As at March 31, 2026, the Company has reserved 5,242,167 shares of common stock for the issuance of awards under the 2023 Plan.

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

On August 4, 2025, the Company granted an additional 4,525,000 RSUs to its directors and employees with a total vesting period of 3 years. The RSUs follow a graded vesting schedule under which 25% of the units will vest after the 6th, 12th, 24th and 36th month following the vesting commencement date. During the year ended March 31, 2026, the vesting date for the first tranche of the Restricted Stock Unit Award Agreement dated August 4, 2025, has been amended from March 31, 2026 to June 30, 2026.

On December 11, 2025, the Company further granted 475,000 RSUs to its directors where the RSUs will vest 6 months from the vesting commencement date.

The following tables summarizes total stock-based compensation expense by function for the year ended March 31, 2026 and March 31, 2025:

	Year ended March 31,
	2026	2025
Cost of revenue	$40,110	$3,650
Technology expenses	101,640	10,273
Marketing expenses	52,524	1,778
General and administrative expenses	689,694	36,760
Total stock-based compensation expense	883,968	52,461

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26	Stock-based compensation expense (Continued)

The stock-based compensation expense is recorded in the employee benefit cost and apportioned basis respective functions.

The fair value of options granted is estimated on the date of grant using the Black-Scholes- option-pricing model using the weighted average assumptions. The assumptions used in the valuation are as follows:

March 31, 2026
Dividend yield	0.00%
Exercise price	-
Expected life (in years)	0.5 - 3
Stock price	0.15-0.501
Attrition rate	0%-19%

The movement in number of stock-based options outstanding and their related weighted average exercise price for the 2023 Plan are as follows:

	Year ended March 31, 2026
	No. of options	Weighted average exercise price
Outstanding at the beginning of the year	17,966	0.00
Add: Granted during the year	5,000,000
Less: Exercised	(282,648)	0.00
Less: Forfeited/Cancelled during the year	(510,843)	0.00
Outstanding at the end of the period	4,224,475	0.00

Exercisable at the end of the year	8,225	-
Unvested at the end of the year	4,216,250	0.00

The weighted average grant date fair value of stock options granted during the year ended March 31, 2026 and March 31, 2025 were $0.47 and $$2.92 per share, respectively.

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

During the year ended March 31, 2026, 750,000 restricted shares have been issued and 250,000 shares are pending to be issued to Mr. Tiwari. Stock based compensation expense of $570,000 pertaining to these Restricted shares have been recorded in the Consolidated Statements of Operations.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27	Related Party Transactions

Key managerial personnel (KMP)

Gregory Bradford Moran	Chief Executive Officer & Director (until June 20, 2024)
Hiroshi Nishijima	Chief Executive Officer (until May 02, 2025)
Uri Levine*	Director (w.e.f. March 31, 2025)
Evelyn D’An	Director
Graham Gullan	Director (until June 18, 2024)
Swatick Majumdar	Director
Mohan Ananda	Director
Madan Menon	Director (until April 16, 2025)
John Robert Clarke	Director (w.e.f. June 20, 2024)
Mark Bailey**	Director (until December 06, 2024)
Deepankar Tiwari	Chief Executive Officer (w.e.f May 09, 2025)

Related party transactions pertaining to debt, investments, and other current liabilities have been stated on the face of the Consolidated Balance Sheets and Consolidated Statements of Operations.

The Company had following transactions with related parties:

	Year ended March 31,
	2026	2025
Amount received for November 2024 Offering
Mark Bailey**	$-	$2,499,959

Amount received for December 2024 Offering
Hiroshi Nishijima	$-	$50,001
Uri Levine*	$-	$300,000

Consultancy Charges
Uri Levine	$-	$145,830
Deepankar Tiwari	$716,408	$-
	$716,408	$2,995,790

The Company has the following outstanding balances with related parties:

As at	March 31, 2026	March 31, 2025
Payable to Director
Mohan Ananda	$152,435	$152,435

Accounts Payable
Uri Levine	$-	$62,176
Deepankar Tiwari	$19,265	$-

	$171,700	$214,611

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27	Related Party Transactions (Continued)

Remuneration and other compensation arrangements with key managerial personnel and directors, comprising transactions of USD 1,051,534 (previous year USD 1,112,557) and related payable balances of USD 533,032 (previous year USD 213,526), have been excluded from the related party disclosures above in accordance with the scope exception in ASC 850-10-50-5(a), which excludes compensation arrangements, expense allowances and other similar items arising in the ordinary course of business.

*	Uri Levine become related party on March 31, 2025. However, the transactions disclosed with Uri Levine were incurred before he become a related party.

**	Mark Bailey was a related party until December 6, 2024. Accordingly, transactions until December 6, 2024 with him has been disclosed. However, outstanding balances as of March 31, 2025, have not been disclosed, as he was no longer classified as a related party on that date.

28	Variable Interest Entities

An entity is a VIE if it has any of the following characteristics :

●	The entity does not have enough equity to finance its activities without additional subordinated financial support.

●	The equity holders, as a group, lack the characteristics of a controlling financial interest.

●	The entity is structured with non-substantive voting rights (i.e., an anti-abuse clause).

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

The VIEs have been incorporated in their respective locations to perform the business of providing mobility solutions to consumers and businesses.

The following table summarizes the assets and liabilities related to the Company’s consolidated VIEs:

	March 31, 2026	March 31, 2025
Assets
Cash and cash equivalents	$-	$2,878
Other current assets	$-	$391
Long term Investments	$-	$3,991

Liabilities
Accounts payable	$52,571	$383,355
Current portion of pension and other employee obligations	$-	$80
Other current liabilities	$8,510	$141,164

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

28	Variable Interest Entities (Continued)

Nature of investment in the VIEs is as follows:

Name of the VIE	Place of incorporation	Nature of investment	Investor entity
Fleet Mobility Philippines Corporation *	Philippines	Debt	Zoomcar Inc.

These amounts have been eliminated during the process of consolidation.

*	In May 2022, Company had initiated the process of winding-up for Fleet Mobility Philippines Corporation. The assets consolidated for the VIE are not material.

In August 2023, Zoomcar Vietnam Mobility LLC had filed for bankruptcy with the local authorities. This application was admitted by the local authorities and bankruptcy proceedings were ordered to commence on June 4, 2025. In accordance with ASC 810-10-15-10, the Company consolidated the VIE till June 3, 2025 since the Company held a variable interest and continued to be the primary beneficiary. However on June 4, 2025, the Company ceased to be the primary beneficiary and consequently, the Company has derecognized it’s cost of investment and assets and liabilities of the VIE and recognized a net gain upon derecognition of VIE amounting to $401,180 as ‘Gain on derecognition of subsidiary’ under Other expense/(income), net.

On June 3, 2024, Zoomcar Egypt Information Technology Platform LLC had closed down its operations due to decrease in operations and rising economic difficulties. On December 15, 2024, Zoomcar Egypt Information Technology Platform LLC held an extraordinary general meeting to initiate the liquidation process and appoint a liquidator. Subsequently, on August 5, 2025, Zoomcar Egypt Information Technology Platform LLC’s name was deleted from the commercial register.

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

The VIE included in the Consolidated Financial Statements is separate legal entity and its assets are legally owned by the entity and is not available to the Company’s creditors or creditors of the Company’s other subsidiaries.

Nature of, and changes (if any) in, the risks associated with a reporting entity’s involvement with the VIE

In case of all the entities, the reporting entity is exposed to foreign currency exchange risk of the subsidiaries since the subsidiaries are incorporated in countries other than the country in which the reporting entity has been incorporated.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

29	Financial Instruments - Fair Value Measurements

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

The carrying value of financial instruments not carried at fair value by categories are as below:

	March 31, 2026	March 31, 2025
As at	Carrying value	Carrying value
Financial assets
Cash and cash equivalents	$328,586	$1,077,275
Accounts receivable	100,167	200,650
Receivable from government authorities	-	187,458
Long term investments	21,066	25,653
Other financial assets	240,193	365,433
Total assets	$690,012	$1,856,469
Financial liabilities
Accounts payable	$22,637,202	$12,548,582
Debt	2,511,444	2,851,341
Operating lease	827,414	1,118,737
Finance lease	2,058,281	3,966,962
Unsecured notes	811,178	-
Convertible notes	451,348	-
Other financial liabilities	1,289,771	1,611,602
Total liabilities	$30,586,638	$22,097,224

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
	Total Carrying value	Level 1	Level 2	Level 3
Liabilities:
Atalaya Note	$6,554,074	$-	$-	$6,554,074

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

29	Financial Instruments - Fair Value Measurements (Continued)

	March 31, 2025
	Total Carrying value	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$267,293	$-	$267,293	$-
Liabilities:
Atalaya Note	$6,002,269	$-	$-	$6,002,269

Level 2: The fair value of Assets held for sale not traded in an active market is determined using the quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly considering all the relevant factors of assets.

The Company’s recurring Level 3 financial instruments within the Company’s fair value hierarchy as of March 31, 2026 consist of Company’s unsecured convertible note.

The changes in the fair value are summarized below:

Unsecured Convertible Note (‘Atalaya Note’)

Balance as of April 1, 2024	$10,067,601
Shares issued to Atalaya Note holders	(2,324,696)
Change in fair value of unsecured convertible note	(1,740,636)
Balance as of March 31, 2025	$6,002,269

Balance as of April 1, 2025	6,002,269
Change in fair value of unsecured convertible note	539,805
Loss on litigation settlement	12,000
Balance as of March 31, 2026	$6,554,074

During the year ended March 31, 2026 and March 31, 2025 , there were no non-recurring fair value measure of assets or liabilities subsequent to initial recognition.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

30	Commitments and contingencies

Contingencies

(A) Claims filed by customers and third-parties not acknowledged as liability amounted to $368,616 and $220,868 as at March 31, 2026 and March 31, 2025, respectively. The claims made by the customers against the Company includes claims that have been made for amounts charged to customers by the Company as damages for improper use of vehicles and/or physical damages made to vehicles during an active trip ; or claims made by customers for unavailability of the booked vehicle or for any mechanical default in the booked vehicle ; or claims against any similar issue faced by either the host or the customer. Under the erstwhile business model of the Company , the Company had procured third-party insurance policies for fleet under its management which indemnifies against personal death and/or injuries suffered either by the customer or third-parties during the use of its vehicles. Based on the insurance coverage, the Company is confident that liability, if any, arising from the claims under the previous business model will be covered by the insurance. Further, under the current business model of the Company, wherein the Company acts only as a facilitator, any issues arising from breach of any terms including improper use of vehicles and/or physical damages made to the vehicles or any mechanical issues in the vehicle will be the responsibility of either the host or the customer. While uncertainties are inherent in the final outcome of these matters, the Company believes that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(B) The Company has received various orders and show cause notices from Indian indirect tax authorities relating to disputes on input tax credits, service tax liabilities, GST dues, and taxability of car rental revenue for periods between 2014 and 2023, totaling $3,363,842 (March 31, 2025: $9,514,651). These disputes include disallowance of input credits, service tax liabilities on booking fees and penalty charges, disputes on goods and service tax input availed, and GST demands on gross booking value. The Company has taken necessary steps, including filing appeals, submissions, and deposits, and is awaiting further communication from the authorities. In relation to the GST demands on gross booking value, the Company has filed a writ petition with various authorities challenging the order. Based on the submissions provided and documents available, management believes that no significant outflow is expected, and therefore, no provision has been recorded as of March 31, 2026 and March 31, 2025.

(C) In February 2023, a former employee of Zoomcar India instituted a suit before the City Civil and Sessions Judge at Mayo Hall, Bengaluru against Zoomcar India, Zoomcar, Inc. and Zoomcar Holdings, Inc. (formerly IOAC) challenging his termination, claiming damages amounting to $359,573 and claiming that 100,000 options to purchase shares of Zoomcar, Inc. have vested. On March 3, 2023, the City Civil and Sessions Judge at Mayo Hall, Bengaluru, issued an interim injunction to restrain each of Zoomcar, Inc. and Zoomcar Holdings, Inc. from “alienating or dealing” the 100,000 shares of Zoomcar, Inc. claimed by the former employee while the suit is pending. Zoomcar believes that such claims are baseless and is attempting to have the interim order vacated. In addition, Zoomcar India filed an application in the former employee’s suit, seeking that Zoomcar Holdings, Inc. be deleted from the array of parties in the suit.

(D) Zoomcar Holdings, Inc. files tax returns in the U.S. federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. Our major tax jurisdiction is in India. The Indian tax authority is currently examining our 2016 through 2023 tax returns. There are other ongoing audits in various other jurisdictions that are not material to our financial statements. The Company received an order for fiscal year 2015-16 in relation to non-deduction of tax deducted at source withholding taxes on certain payments to resident payees/service providers amounting to $113,969 (March 31, 2025: $125,839). Penalty of $113,969 has been claimed but the proceedings are kept under abeyance until the above order is disposed off. The Company has filed appeals against the above orders before higher authority.

The Company has not recognized any uncertain tax position as at March 31, 2026 and March 31, 2025, respectively. The Company believes these orders are unlikely to be sustained at the higher appellate authorities.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31	Subsequent events

(A) On January 23, 2026, Zoomcar Holdings, Inc. (the “Company”) filed a Current Report on Form 8-K announcing a voluntary offer to exchange multiple classes of its outstanding warrants for shares of the Company’s common stock. Under the offer, holders of each Common Warrant are entitled to receive 20,000 shares of common stock for each warrant tendered and accepted, and holders of each Series A Warrant, Series B Warrant, Pre-Funded Warrant, Bridge Placement Agent Warrant, Placement Agent Warrant and Series A Placement Agent Warrant are entitled to receive 10 shares of common stock for each such warrant tendered and accepted. The exchange offer is subject to customary terms and stockholder approval of an increase in authorized common shares and is intended to simplify the Company’s capital structure. On April 15, 2026, the Company extended the time period for offer to exchange to May 11, 2026. Subsequently, on May 12, 2026, the Company further extended the time period for offer to exchange to June 30, 2026, and on June 25, 2026, the Company further extended the time period for offer to exchange to July 24, 2026.

Concurrently, the Company also commenced a private placement offering of up to $5 million of units, each consisting of one share of Series A convertible preferred stock initially convertible at $0.05 per share of common stock and one warrant exercisable at $0.0625 per share of common stock, subject to customary anti-dilution adjustments, with a minimum raise of $2 million and proceeds intended for general corporate purposes, including working capital. On February 12, 2026, the Company filed an amendment to the Form 8-K to reflect revised terms, including the addition of an overallotment option exercisable by the placement agent for up to an additional $5.0 million of units, an updated offering termination date of March 31, 2026, and clarification that subscription funds will be returned if the minimum offering amount of $2 million is not achieved. On April 15, 2026 the scheduled termination date of the Offering was extend to May 11, 2026. On May 12, 2026, the Company further extend the termination date for the Offering to June 30, 2026. Subsequently on June 26, 2026 the Company extended the scheduled termination date of the Offering from June 30, 2026 to July 30, 2026.

(B) On May 11, 2026, the Company entered into a Letter of Understanding with ACM Zoomcar Convert LLC/(Atalaya) (“ACM”) for settlement of a liability with respect to a previous judgement order of $6,009,833 (together with interest and other amounts). Refer Note 16 for further details. The liability shall be settled partly by cash to the extent of $2,500,000 on or before October 31, 2026 and the remaining balance by issuance of equity at a price and on the economic terms of the next financing closed by the Company prior to the date the cash payment is made in full. Further, ACM is entitled to receive at least 10% of the gross proceeds of any capital raising activity of the Company.

(C) On April 28, 2026, Shachi Singh notified the Company of her resignation as Chief Legal Officer & General Counsel of the Company.

(D) On May 10, 2026, Mohan Ananda notified the Company of his resignation from the Board of Directors of the Company, effective as of May 10, 2026.

(E) On May 14, 2026, the Company entered into a standstill agreement with CFI Capital LLC (“CFI”) relating to the Convertible Redeemable notes issued to CFI on August 24, 2025, with an original principal amount of $150,000 (the “CFI Note”). Pursuant to the agreement, CFI agreed not to exercise any conversion rights under the CFI Note that would permit conversion into shares of the Company’s common stock at a market-based conversion price prior to September 30, 2026.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31	Subsequent events (Continued)

(F) On May 15, 2026, the Company entered into a standstill agreement with Labrys Fund II, L.P. (“Labrys”) relating to the Promissory note issued to Labrys on August 19, 2025, with an original principal amount of $180,000 (the “Labrys Note”). Pursuant to the agreement, Labrys agreed to forbear from exercising any rights to convert the Labrys Note into shares of the Company’s common stock at a market-based conversion price following an event of default prior to September 30, 2026.

(G) On April 13, 2026, the Company entered into a Termination Letter and an Indemnification Agreement with Aegis Capital Corp. (“Aegis”) (collectively, the “Aegis Documents”). Pursuant to the Aegis Documents, the Company’s prior placement agent and underwriting engagement agreements with Aegis will terminate in exchange for the future issuance to Aegis of units of securities, on the same terms as the units issued to investors in the Company’s contemplated private placement of Series A Convertible Preferred Stock and warrants, with an aggregate value of $2,000,000. The Aegis Documents are executory and will not become effective until the issuance of such consideration securities, which is expected to occur on the earlier of (i) the date that is 60 days following the consummation of the Company’s contemplated uplisting to a national securities exchange and (ii) December 31, 2026. Refer to Exhibit 10.56 and Exhibit 10.57 for more details on the Aegis Documents.

(H) During June 2026, Zoomcar Holdings, Inc. entered into a securities purchase agreement with accredited investors for a private placement of Series A units, each consisting of one share of Series A Convertible Preferred Stock and one warrant to purchase common stock at a purchase price of $1,000 per unit. At the first closing on June 2, 2026, the Company issued 1,143 units, raising approximately $1,143 million before fees and expenses. At the second closing on June 18, 2026, the Company issued an additional 537 Units, raising approximately $0.537 million before fees and expenses. On June 30, 2026, the Company completed the third closing of its private placement of Series A Units, issuing 195 Units (consisting of Series A Convertible Preferred Stock and accompanying warrants) for gross proceeds of approximately $0.2 million, before deducting placement agent fees and offering expenses

The Offering allows for the sale of up to $5,000,000 of Units, plus an additional $5,000,000 issuable under the exercise of the placement agent’s overallotment option in one or more closings, with a minimum subscription threshold of $1,000,000 to be satisfied. The Preferred Shares and warrants are both convertible into common stock at an initial price of $0.05 per share and $0.0625 per warrant respectively. ThinkEquity LLC acted as the exclusive placement agent for the Offering and is entitled to receive a cash fee equal to 10% of the gross proceeds from each closing, a non-accountable expense allowance of 1% of the gross proceeds of each closing, reimbursement of expenses, and warrants representing 10% of the common shares underlying the sold units. The Company is required to issue Placement Agent Warrants to purchase up to 2,186,000 shares of Common Stock for the first closing, 1,074,000 shares of common stock for the second closing and 390,000 shares of common stock for the third closing on substantially similar terms to those offered to investors.

(I) Subsequently, the Company entered into Securities Purchase Agreements with certain institutional accredited investors and issued Bridge Notes with a total principal amount of $300,800. These notes were issued with an initial issue discount of $32,800. After deducting legal and due diligence fees of $18,000, the net proceeds received by the Company amounted to $250,000. The Bridge Notes bear interest at an annual rate ranging from 10% to 12% and require scheduled monthly installment repayments beginning November 30, 2026, through July 2, 2027. The Company has the option to prepay the notes, in full or in part, at a discounted rate applied to the outstanding balance. Additionally, the notes carry a default interest rate ranging from 8% to 22% per annum and include customary events of default.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2025, effective July 29, 2025, Grant Thornton Bharat LLP ceased to serve as the Company’s independent registered public accounting firm and Bansal & Co. LLP was engaged as the Company’s independent registered public accounting firm. The disclosures required by Item 304 of Regulation S-K with respect to such change were previously reported in such Form 8-K, together with the letter of Grant Thornton Bharat LLP filed as Exhibit 16.1 thereto. Grant Thorton Bharat LLP for the fiscal years ended March 31, 2025 and March 31, 2024, recorded the following “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K):

“As disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, the Company’s management determined that the Company’s internal control over financial reporting was not effective as of the end of such periods due to the existence of certain material weaknesses” (Refer to Material Weaknesses described in Annual Report on Form 10-K - Item 9A Controls and Procedures for the years ended March 31, 2025 and March 31, 2026.

The Material Weaknesses in the Internal Controls identified in the above mentioned Annual Report on 10-K have been remediated as described in detail under Item 9-A of this Annual Report on Form 10-K.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10 K . Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective as of March 31, 2026.

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

Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Remediation of Previously Identified Material Weaknesses

As of March 31, 2025, we had five material weakness in our internal controls over financial reporting due to the inadequate controls in our independent review of third party advisors, controls over financial reporting, controls over financial statement close process, deficient comprehensive knowledge of technical accounting and SEC reporting and inadequate ITGC controls including access controls. During the year ended March 31, 2026, our management implemented the following controls to remediate those material weaknesses:

(i)	Enhanced controls over independent review and documentation of third-party advisors work regarding preparation of key schedules and financial statements.

(ii)	Established enhanced controls over financial reporting policies and procedures.

(iii)	Established enhanced controls over financial statement close process.

(iv)	Engaged closely with external specialists to obtain knowledge of technical accounting and SEC reporting requirements.

(v)	Established adequate ITGC controls across our applications along with necessary user controls.

As a result of the implementation and enhancement of the internal controls described above, management determined that our material weaknesses had been remediated and our internal control over financial reporting was effective as of March 31, 2026.

c) Changes in Internal Control over Financial Reporting

Except for the enhancement of our internal controls described above to remediate the previously identified material weaknesses, we have not identified changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trading Arrangements

During the year ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of the date of filing of this Form on 10-K:

Name	Age	Position
Executive Officers
Deepankar Tiwari(1)	53	Chief Executive Officer
Hiroshi Nishijima (1)	50	Former Chief Executive Officer
Sachin Gupta (2)	39	Chief Financial Officer
Shachi Singh (3)	32	Former Chief Legal Officer and General Counsel
Non-Employee Directors
Uri Levine (4)	61	Director and Chairman
Mohan Ananda(5)	72	Former Director
Evelyn D’An	63	Director
Swatick Majumdar	62	Director
John Clarke (6)	63	Director

(1)	Mr. Hiroshi Nishijima, resigned as Chief Executive Officer w.e.f May 2, 2025 and the Board appointed Mr. Deepankar Tiwari as the Chief Executive Officer of the Company on May 9, 2025, effective immediately.

(2)	On April 4, 2024, the Company and Geiv Dubash, the then Chief Financial Officer of the Company, agreed to a mutual separation of employment, effective April 12, 2024. Mr. Dubash’s departure was not in connection with any disagreements with the Company. Mr. Sachin Gupta served as Interim Chief Financial Officer from April 12, 2024, until January 16, 2025, on which date the Board appointed him as Chief Financial Officer of the Company.

(3)	On January 6, 2024, the Board of Directors of the Company appointed Shachi Singh as the Chief Legal Officer and General Counsel of the Company. On April 28, 2026, Shachi Singh has resigned as the Chief Legal Officer of the Company.

(4)

Effective as of March 31, 2025, the Board appointed Uri Levine, as a member and Chairman of the Board to serve as a Class III Director filling the vacancy created by the previous resignation of Mark Bailey

(5)	On April 10, 2026, Mohan Ananda resigned as a member of the Board of Directors of the Company.

(6)	On June 18, 2024, in connection with the June offering, Graham Gullans resigned from the Board, effective as of the closing of the offering. Mr. Gullans resignation was not due to a disagreement with a Company. Effective as of the closing of the offering, the Board appointed John Clarke to the Board as directors to fill one of the vacancies left by the resignations of Mr. Gullans and David Ishag. Mark Bailey, who was appointed to fill the other vacancy, resigned as a director of the Company, effective as of December 6, 2024.

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

Ms. Shachi Singh has worked at Zoomcar since 2019 and has served as the Company’s General Counsel and Legal Head since July 2024. She was appointed by the Board as an executive officer on January 6, 2025. She is currently responsible for managing all aspects of legal and compliance matters of the Zoomcar entities globally. Prior to working at the Company, Ms. Singh practiced as a private equity / venture capital & M&A lawyer at leading law firms in India. During her practice, she advised inter alia strategic corporates, private equity funds and start-ups on a variety of domestic and cross-border transactions. Ms. Singh graduated from Symbiosis Law School (Pune) with a degree in law and business administration. On April 28, 2026, Shachi Singh resigned as the Chief Legal Officer of the Company.

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

Dr. Ananda received his B.S. degree with Honors in Mechanical Engineering from Coimbatore Institute of Technology, Coimbatore, India. He received his MS degree in Aeronautics from California Institute of Technology, Pasadena, California. He also obtained a Ph.D. from the University of California at Los Angeles in Astro-dynamics and Control. He also obtained his law degree, J.D. from the University of West Los Angeles and has been a member of the California Bar since 1986. On April 10, 2026, Mohan Ananda resigned as a member of the Board of Directors of the Company.

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

Corporate Governance

Composition of the Board of Directors

Our business and affairs are organized under the direction of the Board, which consists of four (4) members. Uri Levine serves as Chairman of the Board. The primary responsibilities of the Board are to provide oversight, strategic guidance, counselling and direction to our management. The Board meets on a regular basis and additionally as required.

In accordance with the terms of the Charter, the Board is divided into two classes, Class I, and Class III, with only one class of directors being elected in each year and each class serving a three-year term, except that the Class I directors are appointed to an initial one-year term (and three-year terms subsequently), and the Class III directors are appointed to an initial three-year term (and three-year terms subsequently). There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

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

Board Leadership Structure

Director Independence

Section 1.2 of the OTCQB Rules for U.S. Companies (the “OTCQB Rules”), require that a minimum of two of the board of directors of a should be composed of “independent directors,”. As per the OTCQB Rules the following persons shall not be considered independent: A) a director who is, or at any time during the past three years was, employed by the Company; (B) a director who accepted or has a Family Member who accepted any compensation from the Company in excess of $120,000 during any fiscal year within the three years preceding the determination of independence, other than compensation for board or board committee service; compensation paid to a Family Member who is an employee (other than an executive officer) of the Company; or benefits under a tax-qualified retirement plan, or non-discretionary compensation; or (C) A director who is the Family Member of a Person who is, or at any time during the past three years was, employed by the Company as an executive officer. The Company’s Board has determined that each of Mohan Ananda, Evelyn D’An, Swatick Majumdar, and John Clarke are independent directors under the OTCQB Rules and the Audit Committee composes of independent directors and meets the heightened independence standards of Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director had with Zoomcar and has with the Company and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them described in the section entitled “Certain Relationships and Related Party Transactions.”

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

Audit Committee

The Company’s Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Evelyn D’An, John Clarke and Swatick Majumdar, each of whom is an independent director and is “financially literate” as defined under the OTCQB Rules. Ms. D’An serves as chair of the Audit Committee. The Company’s Board has determined that Ms. D’An qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

Compensation Committee

The Company’s Compensation Committee consists of Evelyn D’An and John Clarke, each of whom is an independent director under OTCQB’s listing standards, and Mr. Clarke serves as chair of the Compensation Committee.

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

Nominating and Corporate Governance Committee

The Company’s Nominating and Corporate Governance Committee consists of Evelyn D’An and Swatick Majumdar, who is an independent director under OTCQB’s listing standards, Mr. Majumdar serves as the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on the Board. The Nominating and Corporate Governance Committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, including nominees who will permit the Continuing Company to comply with applicable diversity standards, are specified in the Nominating and Corporate Governance Committee Charter.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Evelyn D’An qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, and that Evelyn D’An is “independent” within the meaning of the applicable independence standards.

Code of Ethics

We have adopted a code of ethics that applies to all of its executive officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, www.zoomcar.com. In addition, we intend to post on our website all disclosures that are required by applicable laws concerning any amendments to, or waivers from, any provision of the code. The reference to the Zoomcar website address does not constitute incorporation by reference of the information contained at or available through Zoomcar’s website, and you should not consider it to be a part of this annual report.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2026, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act except as set forth below:

Hiroshi Nishijima (former CEO), Adarsh Menon (former President), Deepankar Tiwari (CEO), Sachin Gupta (CFO) and Shachi Singh (former CLO) each filed one late Form 3.

Hiroshi Nishijima (former CEO) filed 1 late Form(s) 4 reporting 1 transaction(s) not reported on a timely basis; Deepankar Tiwari (CEO) filed 2 late Form(s) 4 reporting 2 transaction(s) not reported on a timely basis; each Sachin Gupta (CFO), Shachi Singh (former CLO) , and members of the Board including Uri Levine, John Clarke, Mohan Ananda (former Director), Evelyn D’An and Swatick Majumdar are in the process of filing their respective Form 4 and have been delayed on account of the complex requirements for obtaining EDGAR Next Access.

Our Former Director Madan Menon who resigned from his position on April 16, 2025 failed to file his Form 4 upon his exit from the organization.

Other than as set forth above, the Company is not aware of any failure to file a required Form 3, Form 4 or Form 5 during the fiscal year ended March 31, 2026.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

We qualify as an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. In accordance with those rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Further, our reporting obligations extend only to our “named executive officers,” who are the individuals who served as Zoomcar’s principal executive officer and Zoomcar’s next two other most highly compensated officers at the fiscal year ended March 31, 2026, the most recently completed fiscal year as of our first public filing. Our named executive officers as of March 31, 2026 were:

Name	Principal Position
Deepankar Tiwari	Chief Executive Officer
Hiroshi Nishijima	Former Chief Executive Officer
Sachin Gupta	Chief Financial Officer
Shachi Singh	Former Chief Legal Officer and General Counsel

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to Zoomcar’s named executive officers for the fiscal year ended March 31, 2026 and 2025.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	Non- Equity Incentive Plan Award ($)(3)	All Other Compensation ($)(4)	Total ($)
Deepankar Tiwari Chief Executive Officer	2026	163,855	-	-	-	570,000	733,855
Sachin Gupta(5)	2025	116,239	10,048	1796	-	15,652	143,735
Financial Officer	2026	161162	13982	-	-	10,555	185,700
Hiroshi Nishijima(6)	2025	213,697	105,394	-	-	125,145	444,236
Former Chief Executive Officer	2026	100,454	-	-	-	29,498	129,952

Shachi Singh(7)	2025	79,468	7,738	1,390	-	17,414	106,010
Former Chief Legal Officer and General Counsel	2026	118,950	9,893	-	-	13,244	142,087

(1)	The amounts in this column reflect the base salary actually paid to each named executive officer for the fiscal year ended March 31, 2026 and 2025, which is paid in Indian Rupees and reported above based on a rate of 88.35 Indian Rupees to $1 and 84.56 Indian Rupees to $1 respectively.

(2)	For Mr. Deepankar Tiwari, Mr. Sachin Gupta and Ms. Shachi Singh the numbers represent the grant date fair value of the RSUs issued under the 2023 Equity Incentive Plan.

(3)	The amounts in this column represent the amount of variable pay earned by each named executive officer in respect of the fiscal year ended March 31, 2026, which is paid in Indian Rupees and reported above based on a rate of 88.35 Indian Rupees to $1.

(4)	All Other Compensation include and constitute of leave encashments, gratuity, Zoomcar contribution to provident fund, retention bonus, directorship bonus, Zoomcar club incentive, and rent towards corporate apartment utilized. amounts reported for each named executive officer were paid in Indian Rupees and are reported for the fiscal year ended March 31, 2026 and 2025, based on a rate of 88.35 Indian Rupees to $1 and 84.56 Indian Rupees to $1 respectively. For Deepankar Tiwari, The other compensation is limited to the Share Inducement award made to him.

(5)	Mr. Geiv Dubash(former Chief Financial Officer) resigned as Chief Financial Officer effective April 12, 2024. Mr. Sachin Gupta served as our Interim Chief Financial Officer from April 12, 2024 until January 16, 2025 and then was appointed Chief Financial Officer with effect from January 17, 2025.

(6)	Following such termination of Mr. Moran, effective June 20, 2024, the Board of Directors of the Company appointed Hiroshi Nishijima, the Company’s Chief Operating Officer, as Acting Chief Executive Officer and then as Chief Executive Officer on February 1, 2025. Pursuant to his employment agreement, Mr. Nishijima’s annual salary was $350,000 per annum. Mr. Nishijima resigned from his position as the Chief Executive Officer. Mr. Nishijima’s resignation was effective from May 02, 2025 and Mr. Deepankar Tiwari was appointed by the Board to replace Mr. Nishijima on May 9, 2025.

(7)	On January 6, 2025, the board of directors (the “Board”) of Zoomcar Holdings, Inc. (the “Company”) approved the designation of Shachi Singh, the Company’s General Counsel and Chief Legal Officer, as an executive officer of the Company, effective immediately. On April 28, 2026, Shachi Singh resigned as the Chief Legal Officer of the Company.

Narrative to Summary Compensation Table

Employment Agreements

For the fiscal year ended March 31, 2026, Zoomcar maintained employment agreements with its Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer.

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

Consultant Agreement with Deepankar Tiwari

Mr. Deepankar Tiwari was appointed as the Chief Executive Officer of the Company on May 09, 2025 pursuant to the terms of a Consultant Agreement. His initial term is for one (1) year which can be extended upon mutual discussion. The monthly consultancy fee, bonuses, certain initial and kicker RSU grants for Mr. Deepankar Tiwari, are as contracted in the May 09, 2025, Consultant Agreement. The validity period for the Consultant Agreement for Mr. Deepankar Tiwari was extended for another one (1) year through an amendment dated June 10, 2026 (“Amendment No.1”) at the same terms as that of the Consultant Agreement.

In accordance with the terms of the Consultant Agreement and the Amendment No.1, the Company has agreed to (i) pay Mr. Tiwari a service fee of $14,874 per month, (ii) grant Mr. Tiwari 1,000,000 (one million) RSUs (“initial Grant”) of which 250,000 RSU shall vest at the end of each quarter beginning from the Effective Date of the Consultant Agreement (iii) grant another 1,000,000 (one million) RSUs (“Kicker Grant”), if Mr. Tiwari and the Board mutually agree to extend his term for an additional one (1) year beyond the initial term for which the vesting schedule and set of performance objectives and key performance indicators (KPIs) for this grant is to be decided mutually by him and the Board.

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

On April 28, 2026, Shachi Singh resigned as the Chief Legal Officer of the Company.

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

Share Reserve

The number of shares of Common Stock that may be issued under the Incentive Plan is currently 1,002,544 shares. At our Special Meeting of Stockholders on February 18, 2025, our stockholders had approved a one-time increase in the number of shares of Common Stock available for issuance under the Incentive Plan in an amount equal to 15% of the number of our shares of Common Stock issued and outstanding on March 31, 2025, which resulted in the addition of 369,311 shares available for awards under the Inventive Plan. Thereafter, on July 18, 2026, the Company filed a Form S-8 Registration Statement for the registration of an additional 5,008,017 shares of our Common Stock, consisting of (i) 369,311 shares of our Common Stock that our shareholders approved at a special meeting of stockholders held on February 18, 2025 and (ii) 4,638,706 shares of our Common Stock that our Board approved on July 7, 2025. As on December 31, 2025 the number of shares of Common Stock reserved under the Incentive Plan was further enhanced by a number of shares of Common Stock equal to 3% of the number of shares of Common Stock of the total number of Common Stock issued and outstanding pursuant to the Annual Increase Requirements under the Incentive Plan. All of the shares initially available under the Incentive Plan may be issued upon the exercise of incentive stock options.

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

Form S-8

Zoomcar filed with the SEC a registration statement on Form S-8 on February 11, 2025 to register an aggregate of 392,189 shares of Common Stock issuable under the Incentive Plan. Thereafter, at our Special Meeting of Stockholders on February 18, 2025, our stockholders approved a one-time increase in the number of shares of Common Stock available for issuance under the Incentive Plan in an amount equal to 15% of the number of our shares of Common Stock issued and outstanding on March 31, 2025, which resulted in the addition of 369,311 shares available for awards under the Incentive Plan. Pursuant to this Stockholder Approval, on July 18, 2026, the Company filed a Form S-8 Registration Statement for the registration of an additional 5,008,017 shares of our Common Stock, consisting of (i) 369,311 shares of our Common Stock that our shareholders approved at a special meeting of stockholders held on February 18, 2025 and (ii) 4,638,706 shares of our Common Stock that our Board approved on July 7, 2025. Thus, the total number of shares of Common Stock that may be issued under the Incentive Plan is currently 1,002,544 shares.

Outstanding Equity Awards at Fiscal Year-End Table

Certain employees hold 16 options(post Second Reverse Split). Each equity award was granted subject to the terms of the 2012 Equity Plan which was assumed by the company under the Incentive Plan.

Non-Employee Director Compensation Table

The following table presents the total compensation earned and paid to non-employee members (“Directors”) of the Zoomcar Board for the fiscal year beginning April 1, 2025, and ended March 31, 2026. In addition to the compensation outlined below, we reimburse Directors for reasonable travel expenses and out-of-pocket costs incurred in attending meetings of the Zoomcar Board or events attended on behalf of Zoomcar.

Name	Fees Earned ($)	RSU Awards ($)(3)(4)	Total ($)
Uri Levine, Chairman (1)	359,400	3,274	362,674
Mohan Ananda	75,000	39,678	114,678
Evelyn D’An	104,835	44,589	149,424
Swatick Majumdar	93,000	44,589	137,589
John Clarke (2)	96,505	44,589	141,094

(1)	Mr. Levine was a director of Zoomcar, Inc., the Company’s predecessor, until his resignation in July 2023. He was appointed again, as Chairman and a director on March 31, 2025.

(2)	Mr. Clarke began serving on the Board effective June 20, 2024.

(3)	If any vesting date occurs during a blackout period on the trading of the Shares, the RSUs that were scheduled to vest on such date shall not vest until the first business day following the end of such blackout period, subject to the Participant’s continued engagement as a Service Provider through such date.

(4)	The amounts represent the Black Scholes fair value of $2.92 per RSU.

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

The following table sets forth information regarding the beneficial ownership of our voting shares as of July 13, 2026  :

●	each person who is known to be the beneficial owner of more than 5% of our voting shares;

●	each of our named executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. The beneficial ownership of shares of Company Common Stock is based on an aggregate of 8,488,485 shares of Common Stock issued and outstanding as of July 13, 2026; provided, that, the information below excludes the shares of Common Stock reserved for future awards under the Incentive Plan.

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

Beneficial Ownership Table

Name and Address of Beneficial Owners	Number of Shares of Common Stock(*)		Percentage Ownership After the Offering(**)
Directors and Executive Officers
Deepankar Tiwari	750,000	(1)	8.84%
Sachin Gupta	250,615	(2)	#
Shachi Singh	250,476	(3)	#
Mohan Ananda	68,696	(4)	#
Evelyn D’An	251,765	(5)	#
Swatick Majumdar	251,811	(6)	#
John Clarke	251,799	(7)	#
Uri Levine	217,186	(8)	#
All directors and executive officers as a group (8 individuals)			12.89%
5% Stockholders
None	-		-

*	These reflect the RSUs granted and vested or vesting within 60 days from the filing on this Form 10-K for the respective Directors and Officers.

#	Less than 1%

**	The Ownership percentage is derived based on common stockholder register as on June 30 2026 without factoring the unvested RSUs that will vest to the officers and directors within 60 days from the filing on this Form 10-K.

(1)	250,000 shares of Common Stock are pending issuance as per the terms of his Consultant Agreement.

(2)	Of the 250,615 shares, 615 signify the RSUs already vested and 250,000 are the RSUs which will vest within 60 days from the filing on this Form 10-K.

(3)	Of the 250,417 shares, 417 signify the RSUs already vested and 250,000 are the RSUs which will vest within 60 days from the filing on this Form 10-K. Shachi Singh resigned on April 28, 2026 and accordingly the unvested RSUs shall be cancelled.

(4)	These shares include the 64,853 RSUs granted and vested to Mohan Ananda. Mohan Ananda has resigned from the Board on April 10, 2026 and the unvested RSUs shall be cancelled due to discontinued employment with the Company. These shares also include the 3,843 shares of common stock beneficially held by Mohan Ananda for Ananda Small Business Trust.

(5)	These shares includes the 64,265 RSUs granted and vested and 187,500 are the RSUs which will vest within 60 days from the filing on this Form 10-K.

(6)	These shares includes the 64,265 RSUs granted and vested and 187,500 are the RSUs which will vest within 60 days from the filing on this Form 10-K. It also includes 46 shares issuable upon exercise of outstanding warrants to purchase Common Stock.

(7)	These shares includes the 64,265 RSUs granted and vested and 187,500 are the RSUs which will vest in the next 60 days. It also includes the 34 shares issuable upon exercise of outstanding warrants to purchase Common Stock.

(8)	Uri Levine, the Chairman of the Board of Directors, beneficially owns 82,282 shares of Common Stock, Pre funded warrant for 84,904 shares of Common Stock and 50,000 RSUs which will vest in the next 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Post-Closing Related Party Transactions

Zoomcar Holdings, Inc.

Director Relationship with the Placement Agent

John Clarke, a member of the Company’s Board of Directors, became an employee of ThinkEquity LLC, the Placement Agent for the Bridge Financing 2026 in February 2026, and serves as a Managing Director of ThinkEquity. Mr. Clarke continues to serve on the Company’s Board of Directors. Mr. Clarke was not an employee of ThinkEquity at the time the Company engaged ThinkEquity to act as Placement Agent for this Offering.

As a director of the Company, Mr. Clarke owes fiduciary duties to the Company and its stockholders. As an employee of ThinkEquity, Mr. Clarke has economic and other interests aligned with ThinkEquity, including ThinkEquity’s right to receive a placement fee, placement agent warrants, expense reimbursement and tail compensation in connection with the Bridge Financing 2026 and certain subsequent financings. The Company and ThinkEquity are exploring appropriate measures to address this conflict of interest, which the Company expects will include the recusal of Mr. Clarke from any future Board deliberations and votes regarding ThinkEquity, including in connection with any future placement agent or underwriting engagements with ThinkEquity, the contemplated uplisting of the Company, and any tail or successor compensation arrangements.

Post the Closing Date, Mahindra & Mahindra Financial Services Limited, Mahindra First Choice Wheels Ltd and Yard Management Services Limited ceased to be related parties since their holding percentage was reduced to less than 5% of the total holdings in the Company.

Accordingly, post the Closing Date, the Director of the Company, Mohan Ananda, is a related party for the Company. The Company has payable to Mohan Ananda amounting to $ 75,000 towards sitting fees and other payables as on March 31, 2026.

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

Director Independence

Section 1.2 of the OTCQB Rules for U.S. Companies (the “OTCQB Rules”), require that a minimum of two of the board of directors of a should be composed of “independent directors,”. As per the OTCQB Rules the following persons shall not be considered independent: A) a director who is, or at any time during the past three years was, employed by the Company; (B) a director who accepted or has a Family Member who accepted any compensation from the Company in excess of $120,000 during any fiscal year within the three years preceding the determination of independence, other than compensation for board or board committee service; compensation paid to a Family Member who is an employee (other than an executive officer) of the Company; or benefits under a tax-qualified retirement plan, or non-discretionary compensation; or (C) A director who is the Family Member of a Person who is, or at any time during the past three years was, employed by the Company as an executive officer. The Company’s Board has determined that each of Mohan Ananda, Evelyn D’An, Swatick Majumdar, and John Clarke are independent directors under the OTCQB Rules and that the Audit Committee composes of independent directors and meets the heightened independence standards of Rule 10A-3 of the Exchange Act.

Item 14.	Principal Accounting Fees and Services

Bansal & Co. LLP (“Bansal”) served as our independent registered public accounting firm for the fiscal year ended March 31, 2026, and Grant Thornton Bharat LLP (“GT Bharat”) served as our independent registered public accounting firm for the fiscal year ended March 31, 2025. Bansal assumed the role of the Company’s independent registered public accounting firm on July 29, 2025, succeeding GT Bharat.

The table below sets forth the aggregate fees billed to the Company by Bansal for services rendered in the fiscal year ended March 31, 2026.

	March 31, 2026	March 31, 2025
Audit fees	$242,520	$586,961
Total	$242,520	$586,961

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Bansal in connection with regulatory filings

Audit Related Fees

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

The Audit Committee concluded that the provision of the non-audit services if any listed above is compatible with maintaining the independence of Bansal & Co. LLP.

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

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 13, 2022, by and among Innovative International Acquisition Corp., Zoomcar, Inc. and the other parties thereto.	8-K	2.1	October 19, 2022
2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of December 29, 2023 by and among Innovative International Acquisition Corp., Zoomcar, Inc. and the other parties thereto.	8-K	2.1	January 2, 2024
3.1	Amended and Restated Certificate of Incorporation of Zoomcar Holdings, Inc.	8-K	3.1	January 4, 2024
3.2	Amended and Restated Bylaws of Zoomcar Holdings, Inc.	8-K	3.2	January 4, 2024
3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of Zoomcar Holdings, Inc.	8-K	3.1	June 5, 2026
3.4	Certificate of Amendment to A&R Certificate of Incorporation	8-K	3.1	October 17, 2024
4.1	Description of Registered Securities.	10-K	4.1	July 12, 2024
4.2	Form of Warrant.	8-K	4.1	June 21, 2024
4.3	Form of Pre-Funded Warrant	8-K	4.1	November 8, 2024
4.4	Form of Series A Warrant	8-K	4.2	November 8, 2024
4.5	Form of Series B Warrant	8-K	4.3	November 8, 2024
4.6	Form of Pre-Funded Warrant	8-K	4.1	December 26, 2024
4.7	Form of Series A Warrant	8-K	4.2	December 26, 2024
4.8	Form of Series B Warrant	8-K	4.3	December 26, 2024
4.9	Placement Agent Warrant	8-K	4.4	December 26, 2024
4.10	Form of Pre-Funded Warrant	8-K	4.1	February 6, 2025
4.11	Form of Series A Warrant	8-K	4.2	February 6, 2025
4.12	Form of Series B Warrant	8-K	4.3	February 6, 2025
4.13	Placement Agent Warrant	8-K	4.4	February 6, 2025
4.14	Form of Series A Warrant	8-K	4.1	April 4, 2025
4.15	Form of Series B Warrant	8-K	4.2	April 4, 2025
4.16	Form of Pre-Funded Warrant	8-K	4.1	June 18, 2025
4.17	Form of Common Stock Purchase Warrant	8-K	4.1	February 26, 2026
4.18	Form of Series A Warrant	8-K	4.1	June 5, 2026
4.19	Form of Placement Agent Warrant	8-K	4.2	June 5, 2026
4.20	Form of Bridge Note	8-K	4.1	June 30, 2025
4.21	Form of Pre-Funded Warrant	8-K	4.1	December 16, 2025

10.1	Subscription Agreement, dated as of December 19, 2023, by and between Innovative International Acquisition Corp. and Ananda Small Business Trust.	8-K	10.1	December 19, 2023
10.2	Securities Purchase Agreement, dated as of December 28, 2023, by and among Zoomcar Holdings, Inc., Zoomcar, Inc. and ACM Zoomcar Convert LLC.	8-K	10.6	January 4, 2024
10.3	Unsecured Convertible Note Due December 28, 2028, of Zoomcar Holdings, Inc.	8-K	10.7	January 4, 2024
10.4	Registration Rights Agreement, dated as of December 28, 2023, between Zoomcar Holdings, Inc. (f/k/a Innovative International Acquisition Corp.) and ACM Zoomcar Convert LLC.	8-K	10.8	January 4, 2024
10.5	Amended and Restated Registration Rights Agreement, dated December 28, 2023, by and among Zoomcar Holdings, Inc. (f/k/a Innovative International Acquisition Corp.), Innovative International Sponsor I LLC, the undersigned parties listed under IOAC Holders, Zoomcar Holders and Additional Zoomcar Holders on Schedule A thereto.	8-K	10.9	January 4, 2024
10.6	Non-Redemption Agreement dated as of December 27, 2023 by and among Innovative International Acquisition Corp. and the investor thereto.	8-K	10.1	December 28, 2023
10.7	Marketing Services Agreement, dated September 28, 2023, by and between Outside the Box Capital Inc. and Zoomcar.	8-K	10.11	January 4, 2024
10.8	Fee Reduction Agreement, dated December 28, 2023, by and among Innovative International Acquisition Corp., Cantor Fitzgerald & Co. and J.V.B Financial Group, LLC.	8-K	10.12	January 4, 2024
10.9	Form of Indemnification Agreement.	8-K	10.13	January 4, 2024
10.10	Amended and Restated Employment Agreement, dated December 22, 2023, by and between Zoomcar India Private Limited and Greg Moran.	8-K	10.14	January 4, 2024
10.11	Amended and Restated Employment Agreement, dated December 23, 2023, by and between Zoomcar India Private Limited and Geiv Dubash.	8-K	10.15	January 4, 2024
10.12	Amended and Restated Employment Agreement, dated December 27, 2023, by and between Zoomcar India Private Limited and Hiroshi Nishijima.	8-K	10.16	January 4, 2024
10.13	Employment Agreement, dated January 8, 2025, by and between Shachi Singh and Zoomcar India Private Limited.	8-K	99.1#	January 10, 2025
10.14	Board Appointment Letter dated March 28, 2025, by and between Zoomcar Holdings, Inc and Uri Levine.	8-K	10.1	April 3, 2025
10.15	Zoomcar Holdings, Inc. 2023 Equity Incentive Plan.	8-K	10.17	January 4, 2024
10.16	First Amendment to Lock-Up Agreement, dated as of December 18, 2023, Innovative International Acquisition Corp.	S-1	10.18	February 5, 2024
10.17	Promissory Note, dated December 18, 2023, issued by Innovative International Acquisition Corp. to Ananda Small Business Trust.	8-K	10.1	December 19, 2023
10.18	Form of Promissory Note, dated December 18, 2023, issued by Innovative International Acquisition Corp. to the Payee.	8-K	10.2	December 19, 2023
10.19	Lock-Up Release Agreement, dated February 1, 2024, by and among Zoomcar Holdings, Inc., ASJC Global LLC – Series 24 and Cohen Sponsor LLC – A24 RS (certain information has been redacted in the marked portions of the exhibit).	8-K	10.1	February 2, 2024
10.20	Amendment to Lock-Up Release Agreement, dated March 18, 2024, by and among Zoomcar Holdings, Inc., ASJC Global LLC – Series 24 and Cohen Sponsor LLC – A24 RS.	8-K	10.1	March 18, 2024
10.21	Common Stock Purchase Agreement, between Zoomcar Holdings, Inc. and White Lion Capital, LLC, dated May 6, 2024.	8-K	10.1	May 9, 2024
10.22	Registration Rights Agreement, between Zoomcar Holdings, Inc. and White Lion Capital, LLC, dated May 6, 2024.	8-K	10.2	May 9, 2024
10.23	Form of Securities Purchase Agreement, dated June 18, 2024, by and among Zoomcar Holdings, Inc. and certain institutional investors.	8-K	10.1	June 21, 2024

10.24	Form of Note.	8-K	10.2	June 21, 2024
10.25	Form of Registration Rights Agreement.	8-K	10.3	June 21, 2024
10.26	Securities Purchase Agreement	8-K	10.1	November 8, 2024
10.27	Form of Registration Rights Agreement	8-K	10.2	November 8, 2024
10.28	Form of Securities Purchase Agreement	8-K	10.1	December 26, 2024
10.29	Form of Registration Rights Agreement	8-K	10.2	December 26, 2024
10.30	Form of Securities Purchase Agreement	8-K	10.1	February 6, 2025
10.31	Form of Registration Rights Agreement	8-K	10.2	February 6, 2025
10.32	Settlement Agreement between Zoomcar, Inc. and Randall Yanker	8-K	10.4	February 6, 2025
10.33	Form of Securities Purchase Agreement	8-K	10.1	April 4, 2025
10.34	Form of Registration Rights Agreement	8-K	10.2	April 4, 2025
10.35	Settlement Letter dated June 6, 2025	8-K	10.1	June 18, 2025
10.36	Form of Securities Purchase Agreement	8-K	10.1	June 30, 2025
10.37	Securities Purchase Agreement, dated December 10, 2025, by and between Zoomcar Holdings, Inc. and the purchaser party thereto	8-K	10.1	December 16, 2025
10.38	Convertible Promissory Note, dated December 10, 2025, by and between Zoomcar Holdings, Inc. and the holder party thereto	8-K	10.2	December 16, 2025
10.39	Form of Securities Purchase Agreement	8-K	10.1	February 26, 2026
10.40	Letter Agreement, dated May 6, 2026, between Zoomcar Holdings, Inc. and ACM Zoomcar Convert LLC			Filed Herewith
10.41	Standstill Agreement, dated May 14, 2026, between Zoomcar Holdings, Inc. and CFI Capital LLC	8-K	10.2	May 19, 2026
10.42	Standstill Agreement, dated May 15, 2026, between Zoomcar Holdings, Inc. and Labrys Fund II, L.P.	8-K	10.3	May 19, 2026
10.43	Securities Purchase Agreement, dated as of June 2, 2026, by and among Zoomcar Holdings, Inc. and the purchasers signatory thereto	8-K	10.1	June 5, 2026
10.44	Registration Rights Agreement, dated as of June 2, 2026, by and among Zoomcar Holdings, Inc. and the purchasers signatory thereto	8-K	10.2	June 5, 2026
10.45	Placement Agent Agreement, dated as of June 2, 2026, by and between Zoomcar Holdings, Inc. and ThinkEquity LLC	8-K	10.3	June 5, 2026
10.46	Placement Agent Agreement, dated as of June 18, 2026, by and between Zoomcar Holdings, Inc. and ThinkEquity LLC	8-K/A	10.3	June 26, 2026
10.47	Securities Purchase Agreement, dated as of June 18, 2026, by and among Zoomcar Holdings, Inc. and the purchasers signatory thereto	8-K	10.1	June 23, 2026
10.48	Registration Rights Agreement, dated as of June 18, 2026, by and among Zoomcar Holdings, Inc. and the purchasers signatory thereto	8-K	10.2	June 23, 2026
10.49	Placement Agent Agreement, dated as of June 30, 2026, by and between Zoomcar Holdings, Inc. and ThinkEquity LLC	8-K	10.3	July 6, 2026
10.50	Consultant Agreement, dated May 9, 2025 (Tiwari)	S-8	10.1	July 18, 2025
10.51	First Amendment to Consultancy Agreement, dated June 10, 2026 (Tiwari)	8-K	10.5	July 6, 2026
10.52	Securities Purchase Agreement, dated as of March 31, 2025, by and among Zoomcar Holdings, Inc. and the investors signatory thereto (third closing of the Offering)	8-K	10.1	April 4, 2025
10.53	Registration Rights Agreement, dated as of March 31, 2025, by and among Zoomcar Holdings, Inc. and the investors signatory thereto	8-K	10.2	April 4, 2025
10.54	Reimer Settlement Agreement, dated May 01, 2026			Filed Herewith
10.55	Settlement Agreement with the Ex-CEO Greg Moran dated March 16, 2026			Filed Herewith
10.56	Aegis Termination Letter dated April 13, 2026.			Filed Herewith
10.57	Aegis Indemnification Agreement dated April 13, 2026			Filed Herewith
10.58	Form of Bridge Note executed with Boot Capital LLC and 1800 Diagonal Lending LLC for notes executed on June 26, 2025, July 31, 2025, November 28, 2025, February 25, 2026, June 04, 2026		4.1	June 30, 2025
10.59	Form of Securities Purchase Agreement executed with Boot Capital LLC and 1800 Diagonal Lending LLC for notes executed on June 26, 2025, July 31, 2025, November 28, 2025, February 25, 2026, June 04, 2026	8-K	10.1	June 30, 2025
10.60	Form of Prefunded Warrant issued to FirstFire Global Opportunities Fund, LLC.	8-K	4.1	December 16, 2025
10.61	Form of Bridge Note for FirstFire Global Opportunities Fund, LLC executed on December 10, 2026	8-K	10.1	December 16, 2025
10.62	Form of Securities Purchase Agreement for FirstFire Global Opportunities Fund, LLC executed on December 10, 2026	8-K	10.2	December 16, 2025
10.63	Form of Securities Purchase Agreement for Auctus Fund, LLC executed on
16.1	Letter from Grant Thornton Bharat LLP to the SEC	8-K	16.1	August 1, 2025

19	Insider Trading Policy.	10-K	19	July 12, 2024
21.1	Subsidiaries of Zoomcar Holdings, Inc.			Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation.	10-K	97	July 12, 2024
99.1	Offer to Exchange (warrant exchange offer)	SC TO-1	99(a)(1)(a)	January 23, 2026
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, city of Bangalore, country of India, on this July 14, 2026.

Zoomcar Holdings, Inc.

By:	/s/ Deepankar Tiwari
Name:	Deepankar Tiwari
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Deepankar Tiwari	Chief Executive Officer	July 14, 2026
Deepankar Tiwari	(Principal Executive Officer)

/s/ Sachin Gupta	Chief Financial Officer	July 14, 2026
Sachin Gupta	(Principal Financial and Accounting Officer)

/s/ Uri Levine	Chairman of the Board of Directors	July 14, 2026
Uri Levine

/s/ Evelyn D’An	Director	July 14, 2026
Evelyn D’An

/s/ Swatick Majumdar	Director	July 14, 2026
Swatick Majumdar

/s/ John Clarke	Director	July 14, 2026
John Clarke