Form 10-K/A
period 2026-03-31
Zoomcar Holdings, Inc.
filed 2026-07-16
CIK 1854275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

 EXPLANATORY NOTE

Zoomcar Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend and restate its Annual Report on Form 10-K for the fiscal year ended March 31, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2026 (the “Original Report”).

As a result of an administrative error, the version of the Original Report transmitted to and filed with the SEC did not reflect certain revisions contained in the final version of the report approved by the Company. This Amendment is being filed to correct that error and to present the Original Report as approved by the Company.

Except as described above, this Amendment does not amend, update, or otherwise modify any other information contained in the Original Report, and does not reflect events occurring after the date of the Original Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of the Original Report as amended and includes currently dated certifications by the Company’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment should be read in conjunction with the Original Report and the Company’s subsequent filings with the SEC.

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

Limitations of Current Mobility Offerings in Emerging Markets

With the rapid transition to digitally enabled consumer services, the limitations of the present mobility options in emerging markets have become more apparent:

●	Personal car ownership is expensive, inefficient and not scalable for most of the urban population. Publicly available predictive demographic data suggest that, by 2026, there will be an estimated population of 1.8 billion across our target urban centers within these emerging market countries, defined to include 25 countries located within Southeast Asia, countries situated in and around the Middle East and North Africa, Latin America and Central Asia (“MENA”), with corresponding vehicle ownership which we estimate (assuming a 5% compound annual growth rate) to exceed 210 million cars across our target emerging markets during the same time period. Even with this seemingly large number of cars, personal vehicle ownership rates currently remain below 10% across a majority of our target emerging markets economies. Further, in contrast to Western markets, owning a car in emerging markets can be prohibitively expensive relative to average incomes. High import duties and excise taxes in many emerging markets contribute to expensive upfront vehicle prices. At the same time, the used car market in emerging markets remains largely decentralized, unorganized and offline, thereby making it more challenging for consumers to obtain transparent, affordable pricing for quality vehicles. Additionally, the vehicle financing market remains largely undeveloped in our target emerging markets, as interest rates may be between 10% and 15%, with many financiers requiring down payments of 20% to 30% or higher. Additionally, even traditional car leasing options are in short supply in many emerging markets given the relatively high interest rate environment and lack of robust, reliable credit data, combined with other barriers to entry that may be presented by local regulatory considerations.

●	Ride sharing solutions (similar to Uber or other local market equivalent) cover very different consumer use cases and do not meet longer-distance travel requirements. Ride sharing solutions generally serve limited use cases that are focused on intra-city point-to-point travel. We believe the majority of ride sharing use cases are for trips under 15 miles, above which the pricing becomes unattractive to most consumers, as pricing models need to take into account the costs associated with the driver’s return trip, which we believe may add between 20-30% to the overall trip price. In addition to being a more cost-effective alternative to ride sharing, we believe that car sharing offers advantages relating to autonomy, privacy, convenience and comfort. Moreover, the range of vehicle options available through a car sharing platform greatly outweigh those options available under a ride-hailing option.

●	Traditional car rental and chauffer services in our target emerging markets are generally unorganized, largely offline, and oftentimes still come with a driver included. A collection of smaller, largely offline operators provides car rental services to the end consumers needing cars for personal use in our target emerging markets. In the absence of traditional car rental companies, these local “mom and pop” providers offer less standardized services that do not provide the driver with significant choice or price transparency (e.g., many still require an upfront cash deposit). Additionally, the offline providers typically do not have broad local presences and are thus unable to offer value added services like home delivery or flexible vehicle extensions. The unorganized rental providers also focus on offline fulfilment which is not digitally enabled and therefore require significant manual intervention to start the trip. A final key distinction with traditional car rental service providers in our target emerging markets is that many remain focused on providing the vehicle alongside a chauffeured driver, thereby adding to the expense of the car use.

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

●	Convenient Access. As of March 31, 2026, Zoomcar had approximately 33,383 registered Host vehicles on its platform, with many of the densest urban areas in the locations where we operate providing Guests with cars to book at multiple convenient locations of their choosing. Given the infrastructure and traffic challenges in most of our core markets, our platform therefore offers travel solutions not currently available when contrasted with unorganized, offline traditional car leasing businesses that tend to require Guests to travel to a fixed destination that may be miles from where they live or work to even pick up the car that they want to use. Recently, some of our highly-ranked Hosts have begun offering doorstep delivery options; in the future we expect to offer one-way bookings where vehicles can be dropped off at a location other than the original pick-up location. The cars listed by Hosts on our platform also tend to include a variety of vehicle makes and models, with many including specific add-ons useful to Guests for particular trips needs; participation by our Entrepreneurial Hosts bolsters our ability to offer Guests an assortment of vehicles at consistent times. Instead of being restricted to pricing models, advanced reservation processes and limited selection more typical of old-fashioned leasing businesses, Zoomcar’s platform is more agile, personalized and suitable to the needs of emerging markets’ younger, tech-enabled urban populations who demand more choice, convenience and flexibility.

●	Choice. Our platform listings tend to include a wide variety of vehicle makes and models and participation by our Hosts bolsters our ability to offer Guests an assortment of vehicles at consistent times. While exact vehicle selection varies over time, our Hosts regularly list compact cars, sedans, SUVs, luxury, and electric vehicles, often with specific add-ons such as luggage or bicycle racks, extra storage, children’s car seats, USB cables or other features that meet Guests’ specific travel needs. This diverse range of vehicle options allows Guests to find the right vehicle for the right trip.

●	Community Input. Our platform is oriented around customer feedback and Guests are encouraged to provide reviews of their booking experiences, which we monitor and make public for the benefit of Hosts and other platform users. Transparency and trust are critical values to the Zoomcar community, and we strive to monitor use of the platform in keeping with these principles, cancelling platform access in cases of abuse of the platform or commission of bad acts during bookings. Consistently negative Guest inputs result in Hosts not receiving prominent placement within Zoomcar’s vehicle search catalogue. Over time, this will result in materially fewer bookings for that respective Host. We believe this is a strong inducement for the Host to perform their duties in accordance with the expectation of the broader Guest community.

●	Frictionless Experience. Our marketplace is set up to foster efficiencies of resource-sharing and maximize positive, frictionless experiences between Hosts and Guest. We promote these values, and protect the privacy of Guests and Hosts alike, through our keyless entry system and various communications features and settings. Hosts and Guests can exchange messages through our apps, to coordinate on certain details, but there is no need for prolonged exchanges or negotiations, as pricing and booking details are confirmed before a trip begins.

●	Flexibility. Our platform seeks to accommodate Guests’ changing travel needs through the design of our booking modification system, as well as an in-trip extension offering. These features help ensure that the Guest has access to the vehicle for the exact amount of time required, subject to vehicle availability. We also support a number of Guest payment options, including payment by credit card, debit card, online banking, digital wallet and various other payment platforms, subject to availability in relevant markets.

Platform Features for Guests

Our platform provides a number of capabilities and specific features to support Guests:

●	Accounts. We aim to make it easy for individuals in search of vehicles to join our platform, but we also require community members who want to use Host vehicles to provide basic identification and driver’s license information, which Zoomcar checks against publicly available information for verification purposes.

●	Vehicle Catalogue. Our platform is designed to provide vehicle-seekers with an exciting, engaging car browsing experience. Guests can search listed vehicles by a variety of criteria, including booking price, location, car type, prior ratings and other parameters. Hosts are provided with instructions and tips on taking and uploading high-quality images and preparing listing information so that Guests have information and choice at their fingertips when searching our catalogue of available vehicles.

●	Bookings. Guests select vehicles and pay for bookings directly through our platform on our mobile applications (Android and iOS) or website. We intend for our booking process to be easy to navigate, and convenient to complete and we aim to provide Guests with visibility and transparency into pricing, damage protection costs and the platform’s policies. We currently accept online payments via credit, debit card, online banking or digital payment alternatives like UPI (in India) or other country specific digital wallet providers. As part of our booking experience, Guests select from several trip protection options, at different price levels based on algorithmically-determined formulae. Hosts and Guests in India (but not in the other countries in which we operate currently) enter into a contractual lessor-lessee arrangement using “click-through” acceptance technology via our platform at the time of a booking.

●	Trips. Guests can view their upcoming and past trips within our app and can extend a trip or modify a booking based on their specific preferences. Guests can also start and end their booking remotely from their mobile app via a seamless keyless entry process through in-vehicle hardware equipped in the majority of Host vehicles. For airport bookings, Guests can request the vehicle at the terminal location. Select high-rated hosts can also offer the Guests a doorstep delivery option for an additional fee set by the Host.

●	Messaging. Guests can message Hosts through our app if additional information is required to complete a booking or if a mid-booking issue arises, which can help reduce overall process friction. In-app messaging also allows Guests to communicate special requests to the Host prior to the trip. Direct messaging between the Host and Guest help to dramatically smooth out any last mile challenges such as precise directions to the vehicle, starting the vehicle, specific vehicle control usage, among others.

●	Support. Our app provides Guests with instructions on our onboarding, booking (including booking modifications and extensions) and payment processes, along with frequently asked questions; we also offer real-time customer support 24 hours per day, seven days per week by telephone, email, social media, and, in some cases, direct chat. Connection to roadside assistance through most major providers in our core markets is available for Guests through our app and we track Guest locations during trips using our GPS-connected hardware devices.

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

The total shares of Common Stock issuable upon exercise of preferred stock conversion of preferred stock across the First Closing, Second Closing and Third Closing are 36,500,000 and an equal number of warrants are issuable upon exercise of the Series A Warrants.

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

	High	Low
May 08, 2025 to July 13, 2026	$4.3000	$0.0562

Public Warrants

OTCQB: May 08, 2025 to June 9, 2025	$0.0300	$0.0041
Pink Current/OTCID: June 10, 2025 to August 15, 2025	$0.015	$0.0002
Pink Limited Market: August 16, 2025 to November 2, 2025	$0.0283	$0.0001
OTCID: November 3, 2025 to July 13, 2026	$0.021	$0.0017

The closing price of our Common Stock and Public Warrants as reported by OTCQB and OTCID as of July 13, 2026, was $0.1395 and $0.0058, respectively.

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

Concurrently, the Company also commenced a private placement offering of up to $5 million of units, each consisting of one share of Series A convertible preferred stock initially convertible at $0.05 per share of common stock and one warrant exercisable at $0.0625 per share of common stock, subject to customary anti-dilution adjustments, with a minimum raise of $1 million and proceeds intended for general corporate purposes, including working capital. On February 12, 2026, the Company filed an amendment to the Form 8-K to reflect revised terms, including the addition of an overallotment option exercisable by the placement agent for up to an additional $5.0 million of units, an updated offering termination date of March 31, 2026, and clarification that subscription funds will be returned if the minimum offering amount of $1 million is not achieved. On April 15, 2026 the scheduled termination date of the Offering was extend to May 11, 2026. On May 12, 2026, the Company further extend the termination date for the Offering to June 30, 2026. Subsequently on June 26, 2026 the Company extended the scheduled termination date of the Offering from June 30, 2026 to July 30, 2026.

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

During the year ended March 31, 2026 and March 31, 2025, the Company derives its revenue principally from the following:

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

Depreciation expense for the year ended March 31, 2026 was $88,615 ($430,613 for the year ended March 31, 2025).

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

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	Debt

The components of long term and short term debt were as follows:

(In USD) As at	Effective interest rates	Maturities*	March 31, 2026	March 31, 2025
Current
From NBFCs
- Mahindra & Mahindra Financial Services Limited**	-	March 31, 2027	$344,977	$439,415
- TATA Motors Finance Limited	12.27%	May 31, 2027	1,172,688	1,749,415
- Orix Leasing and Financial Services India Limited	12.00%	December 15, 2025	-	58,978
- Kotak Mahindra Financial Services Limited**	1.00%	March 31, 2027	370,416	376,861
- Clix Finance India Private Limited**	0.05%	March 2, 2027	71,085	64,621

From Others
- AON Risk Insurance Services West, Inc	8.25%	April 28, 2025	-	162,051
- Honor PCF Trust I	9.05%	October 28, 2026	552,278	-
			$2,511,444	$2,851,341
Total maturity for the year ending on March 31 2027				$2,511,444
				$2,511,444

*	Maturities have been stated as per the estimated repayment timelines. For Tata Motors Finance Limited, due to non-payment of scheduled EMIs, the loan is immediately payable and is classified as current. The debts are not associated with any restrictive covenants.
**	These debts are past overdue based on the contractual maturities.

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

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21	Finance costs

The components of finance costs were as follows: (In USD)

	Year ended March 31,
(In USD)	2026	2025
Finance costs -other than related parties
Interest on vehicle loans	$195,008	$293,430
Interest on finance leases	281,808	550,903
Interest on subcontractor liability	-	91,891
Issuance cost towards issue of warrants	-	3,294,526
Interest on redeemable promissory notes	-	1,995,967
Amortisation of discount and debt issuance cost on redeemable promissory notes	-	1,765,615
Interest on unsecured notes	229,582	-
Interest on Convertible notes	56,849	-
Change in fair value of Atalaya Note	539,805
Bank charges	17,776	25,067
Loss on withdrawal of lease waiver	1,131,835	-
Other borrowings cost	730,485	589,774
Total	$3,183,148	$8,607,173

22	Other (income)/expense, net

The components of other (income)/expense, net were as follows: (In USD)

	Year ended March 31,
(In USD)	2026	2025
Other (income)/expense, net - other than related parties
Interest income	$(9,007)	$(40,428)
Change in fair value of derivative financial instruments	-	(9,035,085)
Loss on modification of finance leases	-	456,715
Change in fair value of Atalaya Note	-	(1,740,636)
Loss on litigation settlement*	5,603,193	12,738,865
Loss on settlement of liability	42,558	-
Loss/(gain) on sale of property & equipment	2,188	(114)
Gain on sale of assets held for sale	(10,755)	(1,054)
Loss on extinguishment of liability**	-	3,458,248
Bad debts written off on receivables from car sale	-	452,014
Gain on derecognition of subsidiary, net (Refer Note 28)***	(1,748,507)	-
Liquidated damages to Investors****	2,568,936	570,893
Impairment on assets held for sale	23,789	448,484
Loss on assets written off	111,094	853,194
Payable to customers and provision written back	(102,815)	(227,643)
Gain on recovery of goods and service tax receivable	(439,204)	-
Gain on write off of liabilities (Refer Note 25)	(1,272,825)	(219,284)
Other, net	(25,351)	71,123
Total	$4,743,294	$7,785,292

*	For the year ended March 31, 2026, this amount includes:
1.	$12,000 as litigation related attorney fees in the case of ACM Zoomcar Convert LLC/(Atalaya), pursuant to court direction.
2.	$152,798 towards settlement agreement Company entered with Dbest Cars India Private Limited to resolve a dispute arising from a previously entered agreement for sale of used cars.
3.	$150,000 towards final settlement with Gregory Bradford Moran, founder and former Chief Executive Officer.
4.	$5,288,395 towards settlement of litigation with certain warrant holders (the "Series E Investors"), representing the fair value of 39,000,000 shares of common stock issuable on January 1, 2027 under a settlement agreement dated May 1, 2026. The Company's true-up obligation under the settlement is capped at $2,000,000.

For the year ended March 31, 2025, the Company entered into agreements with Randall Yanker, Aegis Capital Corp and Ellenoff Grossman & Schole LLP for settlement of litigations. Pursuant to the settlement agreements, the Company has issued shares and warrants to them.

**	On March 31, 2025, the Company entered into settlement agreement with certain investors in exchange for waivers of rights under prior financing agreements. Pursuant to the Settlement Agreement, the Company agreed to issue shares and warrants to them.
***	This is a gain of $1,748,507 net of Company’s cost of investment and related liabilities of the subsidiaries resulting from the derecognition of Zoomcar Vietnam Mobility LLC, Egypt Information Technology Platform LLC, and Zoomcar Netherlands Holding B. V.
****	This relates to liquidated damages to the Investors on account of delay in filing of registration statements for securities issued under multiple offerings made during the previous year.

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23	Income taxes

The components of (loss)/gain before income taxes consist of the following: (In USD)

	Year ended March 31,
(In USD)	2026	2025
Domestic	$(15,622,131)	$(17,567,764)
Foreign	1,001,018	(8,054,539)
Loss before income taxes	$(14,621,113)	$(25,622,303)

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	March 31, 2026
	Amount	Percentage
Accounting profit/(loss) before tax	(14,621,113)
Tax using the Company’s domestic tax rate	(3,070,434)	21%

Tax impact of :
U.S. state and local taxes	2,692,078	-18.5%
Federal benefit for state taxes	(2,692,078)	18.5%

Foreign tax effects
India	(114,307)	0.8%
Singapore	(15,834)	0.1%
Other foreign jurisdiction	(3,751)	0.0%
Valuation allowance	3,204,325	-21.9%
Effective tax rate	-	0.0%
Current Tax expense	-	0%
Deferred Tax expense	-	0%
Income tax expense reported in the Statements of operations/Effective Tax Rate	-	0%

ZOOMCAR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23	Income taxes (Continued)

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

Concurrently, the Company also commenced a private placement offering of up to $5 million of units, each consisting of one share of Series A convertible preferred stock initially convertible at $0.05 per share of common stock and one warrant exercisable at $0.0625 per share of common stock, subject to customary anti-dilution adjustments, with a minimum raise of $1 million and proceeds intended for general corporate purposes, including working capital. On February 12, 2026, the Company filed an amendment to the Form 8-K to reflect revised terms, including the addition of an overallotment option exercisable by the placement agent for up to an additional $5.0 million of units, an updated offering termination date of March 31, 2026, and clarification that subscription funds will be returned if the minimum offering amount of $2 million is not achieved. On April 15, 2026 the scheduled termination date of the Offering was extend to May 11, 2026. On May 12, 2026, the Company further extend the termination date for the Offering to June 30, 2026. Subsequently on June 26, 2026 the Company extended the scheduled termination date of the Offering from June 30, 2026 to July 30, 2026.

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

Executive Officers and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of the date of filing of this Form on 10-K:

Name	Age	Position
Executive Officers
Deepankar Tiwari	53	Chief Executive Officer
Sachin Gupta	39	Chief Financial Officer
Non-Employee Directors
Uri Levine	61	Director and Chairman
Evelyn D’An	63	Director
Swatick Majumdar	62	Director
John Clarke	63	Director

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

Mr. John Clarke has 40 years of experience providing specialty financing and capital advice regarding emerging private and public companies. Since February 2026, John has been Managing Director, Merchant Venture Banking, at ThinkEquityLLC. ThinkEquity has been engaged by the Company as financial advisor and placement agent in connection with the Company’s financings. From January 2021 to February 2026, John was a Senior Managing Director at Aegis Capital Corp and Stern Aegis Ventures. Previously, he has been President of H.C. Wainwright & Co and worked with Spencer Trask Ventures, as well as several Investment boutiques and NYSE brokerage firms. During his career, he has raised several hundred million dollars for over 100 private and public Offerings in a variety of emerging industries.

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

Item 12.	Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following tables set forth information regarding the beneficial ownership of our voting securities as of July 13, 2026 by:

●	each person who is known to be the beneficial owner of more than 5% of any class of our voting securities;

●	each of our named executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including securities that are currently convertible or exercisable, or convertible or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

In June 2026, we completed three closings of our Bridge Financing 2026, in which we issued and sold units consisting of (i) an aggregate of 1,825 shares of Series A Convertible Preferred Stock (the "Preferred Shares"), each having a stated value of $1,000 per share and convertible into shares of Common Stock at a conversion price of $0.05 per share, or 20,000 shares of Common Stock per Preferred Share and an aggregate of 36,500,000 shares of Common Stock on an as-converted basis, and (ii) Series A Warrants to purchase an aggregate of 36,500,000 shares of Common Stock at an exercise price of $0.0625 per share (the "Warrants"). The exercise of the Warrants is subject to a beneficial ownership limitation that prohibits exercise to the extent the holder, together with its affiliates and attribution parties, would beneficially own in excess of 4.99% (or, at the holder's election, 9.99%) of our outstanding Common Stock (the "Warrant Blocker"). Holders of the Preferred Shares are entitled to vote together with the holders of the Common Stock as a single class on an as-converted basis, without giving effect to any beneficial ownership limitation.

In light of the foregoing, beneficial ownership is presented in three tables:

Table 1 sets forth the beneficial ownership of our outstanding Common Stock as a single class, based on 8,488,485 shares of Common Stock issued and outstanding as of July 13, 2026. For purposes of this presentation only, Table 1 excludes shares of Common Stock issuable upon conversion of the Preferred Shares or exercise of the Warrants, which are reflected in Table 2 and Table 3.

Table 2 sets forth the beneficial ownership of the Preferred Shares as a single class on a non-converted basis, based on 1,825 Preferred Shares issued and outstanding as of July 13, 2026.

Table 3 sets forth beneficial ownership on a fully converted and exercised basis, assuming the conversion in full of all outstanding Preferred Shares (notwithstanding any beneficial ownership limitation) and the exercise of the Warrants after giving effect to the Warrant Blocker. Percentages in Table 3 are based on 44,988,485 shares of Common Stock, consisting of the 8,488,485 shares of Common Stock outstanding as of July 13, 2026 and the 36,500,000 shares issuable upon conversion in full of the Preferred Shares, plus, for each holder, the shares of Common Stock issuable upon exercise of Warrants held by that holder to the extent permitted by the Warrant Blocker, which shares are deemed outstanding for purposes of computing that holder's percentage but not the percentage of any other person. Table 3 is a supplemental presentation provided for illustrative purposes and is not determined in accordance with Rule 13d-3 under the Exchange Act.

The information below excludes shares of Common Stock reserved for future awards under the Incentive Plan. Unless otherwise indicated, the business address of each of the entities, directors and executives in the tables is Anjaneya Techno Park, No.147, 1st Floor, Kodihalli, Bangalore, India 560008.

Table 1 — Common Stock

Based on 8,488,485 shares of Common Stock outstanding as of July 13, 2026.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage
Directors and Named Executive Officers
Deepankar Tiwari	1,000,000	(1)	11.44%
Sachin Gupta	250,615	(2)	2.87%
Uri Levine	217,186	(4)	2.52%
Evelyn D'An	251,765	(5)	2.90%
Swatick Majumdar	251,811	(6)	2.90%
John Clarke	251,799	(7)	2.90%
All current directors and executive officers as a group (6 persons)	2,223,176	(8)	22.95%
5% Holders
None	—		—

* Less than 1%.

(1)	Consists of 750,000 shares of Common Stock and 250,000 shares of Common Stock issuable within 60 days of July 13, 2026 pursuant to Mr. Tiwari's Consultant Agreement.

(2)	Consists of 615 shares of Common Stock underlying vested RSUs and 250,000 shares underlying RSUs that vest within 60 days of July 13, 2026.

(3)	Consists of 476 shares of Common Stock underlying vested RSUs. Ms. Singh resigned as Chief Legal Officer effective April 28, 2026, and her unvested RSUs were cancelled. Ms. Singh is included as a named executive officer for the fiscal year ended March 31, 2026 but is not included in the group of current directors and executive officers.

(4)	Consists of 82,282 shares of Common Stock, 84,904 shares issuable upon exercise of pre-funded warrants, and 50,000 shares underlying RSUs that vest within 60 days of July 13, 2026.

(5)	Consists of 64,265 shares of Common Stock underlying vested RSUs and 187,500 shares underlying RSUs that vest within 60 days of July 13, 2026.

(6)	Consists of 64,265 shares of Common Stock underlying vested RSUs, 187,500 shares underlying RSUs that vest within 60 days of July 13, 2026, and 46 shares issuable upon exercise of warrants.

(7)	Consists of 64,265 shares of Common Stock underlying vested RSUs, 187,500 shares underlying RSUs that vest within 60 days of July 13, 2026, and 34 shares issuable upon exercise of warrants.

(8)	Excludes Ms. Singh, a named executive officer who is no longer serving as an executive officer. The group consists of Messrs. Tiwari, Gupta, Levine, Majumdar and Clarke and Ms. D'An.

Table 2 — Series A Convertible Preferred Stock

Based on approximately 1,825 shares of Series A Preferred Stock outstanding as of July 13, 2026.(1) No director or executive officer of the Company beneficially owns any shares of Series A Preferred Stock.

	Shares of Series A Preferred Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage (1)
Robert Forster	250		13.70%
Red Mountain Ridge (Harry Litman)	238		13.04%
Gordon Holmes	200		10.96%
Last Horizon LLC (David Lefkowitz)	150		8.22%
Raffaele Ricci	125		6.85%
Barron De Biltmore LLC (Russell A. Stamm)	100	(2)	5.48%
Dyke Rogers	100	(2)	5.48%

(1)	Percentages are based on approximately 1,825shares of Series A Preferred Stock outstanding, which includes a fractional share; the denominator has been rounded and percentages are approximate. Each share of Series A Preferred Stock is convertible into shares of Common Stock at the initial Conversion Price of $0.05 per share (20,000 shares of Common Stock per share of Series A Preferred Stock) and votes together with the Common Stock as a single class on an as-converted basis.

(2)	Represents beneficial ownership of more than 5% of the Series A Preferred Stock as a separate class but less than 5% of the Company's total voting power (see Table 3).

Combined Voting Power (As-Converted)

Based on total voting power of 44,988,485, consisting of 8,488,485 shares of Common Stock and 36,500,000 shares of Common Stock issuable on an as-converted basis in respect of the Series A Preferred Stock. (1)

	Shares of Common Stock and As-Converted Series A Preferred Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage (1)
Directors and Named Executive Officers
Deepankar Tiwari	1,000,000	(2)	2.21%
Sachin Gupta	250,615	(2)	*
Shachi Singh	476	(2)	*
Uri Levine	217,186	(2)	*
Evelyn D'An	251,765	(2)	*
Swatick Majumdar	251,811	(2)	*
John Clarke	251,799	(2)	*

All current directors and executive officers as a group (6 persons)	2,223,176	(2)	4.71%
5% Holders
Robert Forster	5,000,000	(3)	11.11%
Red Mountain Ridge (Harry Litman)	4,800,000	(3)	10.67%
Gordon Holmes	4,000,000	(3)	8.89%
Last Horizon LLC (David Lefkowitz)	3,000,000	(3)	6.67%
Raffaele Ricci	2,500,000	(3)	5.56%

*	Less than 1%.

(1)	Total voting power reflects 8,488,485 shares of Common Stock and 36,500,000 shares of Common Stock issuable upon conversion of approximately 1,825 shares of Series A Preferred Stock (20,000 shares of Common Stock per share of Series A Preferred Stock); the Series A share count includes a fractional share and the denominator has been rounded, so percentages are approximate. The as-converted shares of the Series A Preferred Stock are deemed outstanding for all holders because the Series A Preferred Stock votes together with the Common Stock as a single class on an as-converted basis.

(2)	For each director and named executive officer, consists of the shares of Common Stock described in the corresponding footnote to Table 1, including shares issuable within 60 days of July 13, 2026. The group total excludes Ms. Singh.

(3)	Consists of shares of Common Stock issuable upon conversion of the Series A Preferred Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 13, 2022, by and among Innovative International Acquisition Corp., Zoomcar, Inc. and the other parties thereto.	8-K	2.1	October 19, 2022
2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of December 29, 2023 by and among Innovative International Acquisition Corp., Zoomcar, Inc. and the other parties thereto.	8-K	2.1	January 2, 2024
3.1	Amended and Restated Certificate of Incorporation of Zoomcar Holdings, Inc.	8-K	3.1	January 4, 2024
3.2	Amended and Restated Bylaws of Zoomcar Holdings, Inc.	8-K	3.2	January 4, 2024
3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of Zoomcar Holdings, Inc.	8-K	3.1	June 5, 2026
3.4	Certificate of Amendment to A&R Certificate of Incorporation	8-K	3.1	October 17, 2024
4.1	Description of Registered Securities.	10-K	4.1	July 12, 2024
4.2	Form of Warrant.	8-K	4.1	June 21, 2024
4.3	Form of Pre-Funded Warrant	8-K	4.1	November 8, 2024
4.4	Form of Series A Warrant	8-K	4.2	November 8, 2024
4.5	Form of Series B Warrant	8-K	4.3	November 8, 2024
4.6	Form of Pre-Funded Warrant	8-K	4.1	December 26, 2024
4.7	Form of Series A Warrant	8-K	4.2	December 26, 2024
4.8	Form of Series B Warrant	8-K	4.3	December 26, 2024
4.9	Placement Agent Warrant	8-K	4.4	December 26, 2024
4.10	Form of Pre-Funded Warrant	8-K	4.1	February 6, 2025
4.11	Form of Series A Warrant	8-K	4.2	February 6, 2025
4.12	Form of Series B Warrant	8-K	4.3	February 6, 2025
4.13	Placement Agent Warrant	8-K	4.4	February 6, 2025
4.14	Form of Series A Warrant	8-K	4.1	April 4, 2025
4.15	Form of Series B Warrant	8-K	4.2	April 4, 2025
4.16	Form of Pre-Funded Warrant	8-K	4.1	June 18, 2025
4.17	Form of Common Stock Purchase Warrant	8-K	4.1	February 26, 2026
4.18	Form of Series A Warrant	8-K	4.1	June 5, 2026
4.19	Form of Placement Agent Warrant	8-K	4.2	June 5, 2026
4.20	Form of Bridge Note	8-K	4.1	June 30, 2025
4.21	Form of Pre-Funded Warrant	8-K	4.1	December 16, 2025

10.1	Subscription Agreement, dated as of December 19, 2023, by and between Innovative International Acquisition Corp. and Ananda Small Business Trust.	8-K	10.1	December 19, 2023
10.2	Securities Purchase Agreement, dated as of December 28, 2023, by and among Zoomcar Holdings, Inc., Zoomcar, Inc. and ACM Zoomcar Convert LLC.	8-K	10.6	January 4, 2024
10.3	Unsecured Convertible Note Due December 28, 2028, of Zoomcar Holdings, Inc.	8-K	10.7	January 4, 2024
10.4	Registration Rights Agreement, dated as of December 28, 2023, between Zoomcar Holdings, Inc. (f/k/a Innovative International Acquisition Corp.) and ACM Zoomcar Convert LLC.	8-K	10.8	January 4, 2024
10.5	Amended and Restated Registration Rights Agreement, dated December 28, 2023, by and among Zoomcar Holdings, Inc. (f/k/a Innovative International Acquisition Corp.), Innovative International Sponsor I LLC, the undersigned parties listed under IOAC Holders, Zoomcar Holders and Additional Zoomcar Holders on Schedule A thereto.	8-K	10.9	January 4, 2024
10.6	Non-Redemption Agreement dated as of December 27, 2023 by and among Innovative International Acquisition Corp. and the investor thereto.	8-K	10.1	December 28, 2023
10.7	Marketing Services Agreement, dated September 28, 2023, by and between Outside the Box Capital Inc. and Zoomcar.	8-K	10.11	January 4, 2024
10.8	Fee Reduction Agreement, dated December 28, 2023, by and among Innovative International Acquisition Corp., Cantor Fitzgerald & Co. and J.V.B Financial Group, LLC.	8-K	10.12	January 4, 2024
10.9	Form of Indemnification Agreement.	8-K	10.13	January 4, 2024
10.10	Amended and Restated Employment Agreement, dated December 22, 2023, by and between Zoomcar India Private Limited and Greg Moran.	8-K	10.14	January 4, 2024
10.11	Amended and Restated Employment Agreement, dated December 23, 2023, by and between Zoomcar India Private Limited and Geiv Dubash.	8-K	10.15	January 4, 2024
10.12	Amended and Restated Employment Agreement, dated December 27, 2023, by and between Zoomcar India Private Limited and Hiroshi Nishijima.	8-K	10.16	January 4, 2024
10.13	Employment Agreement, dated January 8, 2025, by and between Shachi Singh and Zoomcar India Private Limited.	8-K	99.1#	January 10, 2025
10.14	Board Appointment Letter dated March 28, 2025, by and between Zoomcar Holdings, Inc and Uri Levine.	8-K	10.1	April 3, 2025
10.15	Zoomcar Holdings, Inc. 2023 Equity Incentive Plan.	8-K	10.17	January 4, 2024
10.16	First Amendment to Lock-Up Agreement, dated as of December 18, 2023, Innovative International Acquisition Corp.	S-1	10.18	February 5, 2024
10.17	Promissory Note, dated December 18, 2023, issued by Innovative International Acquisition Corp. to Ananda Small Business Trust.	8-K	10.1	December 19, 2023
10.18	Form of Promissory Note, dated December 18, 2023, issued by Innovative International Acquisition Corp. to the Payee.	8-K	10.2	December 19, 2023
10.19	Lock-Up Release Agreement, dated February 1, 2024, by and among Zoomcar Holdings, Inc., ASJC Global LLC – Series 24 and Cohen Sponsor LLC – A24 RS (certain information has been redacted in the marked portions of the exhibit).	8-K	10.1	February 2, 2024
10.20	Amendment to Lock-Up Release Agreement, dated March 18, 2024, by and among Zoomcar Holdings, Inc., ASJC Global LLC – Series 24 and Cohen Sponsor LLC – A24 RS.	8-K	10.1	March 18, 2024
10.21	Common Stock Purchase Agreement, between Zoomcar Holdings, Inc. and White Lion Capital, LLC, dated May 6, 2024.	8-K	10.1	May 9, 2024
10.22	Registration Rights Agreement, between Zoomcar Holdings, Inc. and White Lion Capital, LLC, dated May 6, 2024.	8-K	10.2	May 9, 2024
10.23	Form of Securities Purchase Agreement, dated June 18, 2024, by and among Zoomcar Holdings, Inc. and certain institutional investors.	8-K	10.1	June 21, 2024

10.24	Form of Note.	8-K	10.2	June 21, 2024
10.25	Form of Registration Rights Agreement.	8-K	10.3	June 21, 2024
10.26	Securities Purchase Agreement	8-K	10.1	November 8, 2024
10.27	Form of Registration Rights Agreement	8-K	10.2	November 8, 2024
10.28	Form of Securities Purchase Agreement	8-K	10.1	December 26, 2024
10.29	Form of Registration Rights Agreement	8-K	10.2	December 26, 2024
10.30	Form of Securities Purchase Agreement	8-K	10.1	February 6, 2025
10.31	Form of Registration Rights Agreement	8-K	10.2	February 6, 2025
10.32	Settlement Agreement between Zoomcar, Inc. and Randall Yanker	8-K	10.4	February 6, 2025
10.33	Form of Securities Purchase Agreement	8-K	10.1	April 4, 2025
10.34	Form of Registration Rights Agreement	8-K	10.2	April 4, 2025
10.35	Settlement Letter dated June 6, 2025	8-K	10.1	June 18, 2025
10.36	Form of Securities Purchase Agreement	8-K	10.1	June 30, 2025
10.37	Securities Purchase Agreement, dated December 10, 2025, by and between Zoomcar Holdings, Inc. and the purchaser party thereto	8-K	10.1	December 16, 2025
10.38	Convertible Promissory Note, dated December 10, 2025, by and between Zoomcar Holdings, Inc. and the holder party thereto	8-K	10.2	December 16, 2025
10.39	Form of Securities Purchase Agreement	8-K	10.1	February 26, 2026
10.40	Letter Agreement, dated May 6, 2026, between Zoomcar Holdings, Inc. and ACM Zoomcar Convert LLC			Filed Herewith
10.41	Standstill Agreement, dated May 14, 2026, between Zoomcar Holdings, Inc. and CFI Capital LLC	8-K	10.2	May 19, 2026
10.42	Standstill Agreement, dated May 15, 2026, between Zoomcar Holdings, Inc. and Labrys Fund II, L.P.	8-K	10.3	May 19, 2026
10.43	Securities Purchase Agreement, dated as of June 2, 2026, by and among Zoomcar Holdings, Inc. and the purchasers signatory thereto	8-K	10.1	June 5, 2026
10.44	Registration Rights Agreement, dated as of June 2, 2026, by and among Zoomcar Holdings, Inc. and the purchasers signatory thereto	8-K	10.2	June 5, 2026
10.45	Placement Agent Agreement, dated as of June 2, 2026, by and between Zoomcar Holdings, Inc. and ThinkEquity LLC	8-K	10.3	June 5, 2026
10.46	Placement Agent Agreement, dated as of June 18, 2026, by and between Zoomcar Holdings, Inc. and ThinkEquity LLC	8-K/A	10.3	June 26, 2026
10.47	Securities Purchase Agreement, dated as of June 18, 2026, by and among Zoomcar Holdings, Inc. and the purchasers signatory thereto	8-K	10.1	June 23, 2026
10.48	Registration Rights Agreement, dated as of June 18, 2026, by and among Zoomcar Holdings, Inc. and the purchasers signatory thereto	8-K	10.2	June 23, 2026
10.49	Placement Agent Agreement, dated as of June 30, 2026, by and between Zoomcar Holdings, Inc. and ThinkEquity LLC	8-K	10.3	July 6, 2026
10.50	Consultant Agreement, dated May 9, 2025 (Tiwari)	S-8	10.1	July 18, 2025
10.51	First Amendment to Consultancy Agreement, dated June 10, 2026 (Tiwari)	8-K	10.5	July 6, 2026
10.52	Securities Purchase Agreement, dated as of March 31, 2025, by and among Zoomcar Holdings, Inc. and the investors signatory thereto (third closing of the Offering)	8-K	10.1	April 4, 2025
10.53	Registration Rights Agreement, dated as of March 31, 2025, by and among Zoomcar Holdings, Inc. and the investors signatory thereto	8-K	10.2	April 4, 2025
10.54	Reimer Settlement Agreement, dated May 01, 2026			Previously Filed
10.55	Settlement Agreement with the Ex-CEO Greg Moran dated March 16, 2026			Previously Filed
10.56	Aegis Termination Letter dated April 13, 2026.			Previously Filed
10.57	Aegis Indemnification Agreement dated April 13, 2026			Previously Filed
10.58	Form of Bridge Note executed with Boot Capital LLC and 1800 Diagonal Lending LLC for notes executed on June 26, 2025, July 31, 2025, November 28, 2025, February 25, 2026, June 04, 2026	8-K	4.1	June 30, 2025
10.59	Form of Securities Purchase Agreement executed with Boot Capital LLC and 1800 Diagonal Lending LLC for notes executed on June 26, 2025, July 31, 2025, November 28, 2025, February 25, 2026, June 04, 2026	8-K	10.1	June 30, 2025
10.60	Form of Prefunded Warrant issued to FirstFire Global Opportunities Fund, LLC.	8-K	4.1	December 16, 2025
10.61	Form of Securities Purchase Agreement for FirstFire Global Opportunities Fund, LLC executed on December 10, 2026	8-K	10.1	December 16, 2025
10.62	Form of Bridge Note for FirstFire Global Opportunities Fund, LLC executed on December 10, 2026	8-K	10.2	December 16, 2025
16.1	Letter from Grant Thornton Bharat LLP to the SEC	8-K	16.1	August 1, 2025

19	Insider Trading Policy.	10-K	19	July 12, 2024
21.1	Subsidiaries of Zoomcar Holdings, Inc.			Previously Filed
23.1	Consent of Independent Registered Public Accounting Firm			Filed Herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed Herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed Herewith
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished Herewith
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished Herewith
97	Policy Related to Recovery of Erroneously Awarded Compensation.	10-K	97	July 12, 2024
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, city of Bangalore, country of India, on this July 16, 2026.

Zoomcar Holdings, Inc.

By:	/s/ Deepankar Tiwari
Name:	Deepankar Tiwari
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Deepankar Tiwari	Chief Executive Officer	July 16, 2026
Deepankar Tiwari	(Principal Executive Officer)

/s/ Sachin Gupta	Chief Financial Officer	July 16, 2026
Sachin Gupta	(Principal Financial and Accounting Officer)

/s/ Uri Levine	Chairman of the Board of Directors	July 16, 2026
Uri Levine

/s/ Evelyn D’An	Director	July 16, 2026
Evelyn D’An

/s/ Swatick Majumdar	Director	July 16, 2026
Swatick Majumdar

/s/ John Clarke	Director	July 16, 2026
John Clarke